Form 10QSB
period 1996-03-31
ACTIVE APPAREL GROUP INC
filed 1996-05-15
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

      Commission File Number 0-25918

                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 13-3672716
      (State or other jurisdiction                     (IRS Employer
      incorporation or organization)                  Identification No.)

                                  1350 Broadway
                                   Suite 2300
                               New York, NY 10018

                                 (212) 239-0990
                           (Issuer's telephone number)

                                 Not Applicable
                    (Former name, former address and former
                   fiscal year if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes _X_                        No ___

     The number of common equity shares outstanding as of April 26, 1996, was 2,444,737 shares of Common Stock, $.002 par value.

     Transitional Small Business Disclosure Format (check one):

                    Yes ___                        No _X_

                                   Form 10-QSB

                                      INDEX

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                                      Page

           Balance Sheets                                              3

           Statements of Income                                        4

           Statement of Changes in Stockholders' Equity                5

           Statements of Cash Flows                                    6

           Notes to Financial Statements                               7

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of

            Operations                                                8-10

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURE                                                              12

                           ACTIVE APPAREL GROUP, INC.

                              BALANCE SHEETS

                                                     March 31,      December 31,
                                                       1996             1995
                                                    -----------     -----------
       ASSETS                                       (Unaudited)

Current assets:
  Cash and cash equivalents                         $   154,192     $   134,344
  Due from factor                                     3,372,907       3,287,499
  Inventory                                           1,673,840       1,776,583
  Prepaid royalties                                      65,116          97,675
  Prepaid expenses and other current assets             158,123         134,019
  Deferred tax asset                                       --            63,664
                                                    -----------     -----------
          Total current assets                        5,424,178       5,493,784

Property and equipment, net                             185,722         140,581
License and organization costs                           22,464          24,092
Security deposits and other assets                       62,038          66,458
                                                    -----------     -----------
                                                    $ 5,694,402     $ 5,724,915
                                                    ===========     ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   356,343     $   471,915
  Accrued expenses and other current
   liabilities                                          125,884         266,614
                                                    -----------     -----------
          Total current liabilities                     482,227         738,529
                                                    -----------     -----------

Commitments and contingencies

Stockholders' equity:
  9% cumulative redeemable convertible
   preferred stock, par value $.25; 3,000
   shares authorized, issued and outstanding
   (1996); 4,000 shares authorized, issued
   and outstanding (1995)                                   750           1,000
  Common stock, par value $.002; 3,750,000
   shares authorized, 2,617,237 issued;
   2,444,737 outstanding (1996); 2,611,937
   issued; 2,439,437 outstanding (1995)                   5,234           5,224
  Class A common stock, par value $.01;
   100,000 shares authorized; 100,000 shares
   issued and outstanding                                 1,000           1,000
  Paid-in capital                                     6,053,291       6,057,764
  Accumulated deficit                                  (122,475)       (352,977)
                                                    -----------     -----------
                                                      5,937,800       5,712,011
  Less treasury stock, at cost
   (172,500 common shares)                             (725,625)       (725,625)
                                                    -----------     -----------
                                                      5,212,175       4,986,386
                                                    -----------     -----------
                                                    $ 5,694,402     $ 5,724,915
                                                    ===========     ===========

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME

                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                       1996            1995*
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)

Net sales                                           $ 3,946,849     $ 3,336,592

Cost of sales                                         2,428,676       2,210,157
                                                    -----------     -----------
Gross profit                                          1,518,173       1,126,435
                                                    -----------     -----------
Operating expenses:
  Selling and shipping                                  748,055         476,904
  General and administrative                            388,050         313,895
  Financial expenses, including interest
   expense of $7,428; $131,747-1995                      79,179         179,439
                                                    -----------     -----------
                                                      1,215,284         970,238

Income from operations                                  302,889         156,197

Other income                                              4,144            --
                                                    -----------     -----------
Income before provision for income taxes                307,033         156,197

Provision for income taxes                               76,531           3,000
                                                    -----------     -----------
Net income                                          $   230,502     $   153,197
                                                    ===========     ===========
Primary earnings per share                          $       .09     $       .09
                                                    ===========     ===========


* Certain items have been reclassified for comparative purposes.

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                    9% cumulative
                                     convertible                                   Class A
                                   preferred stock           Common stock        common stock
                                 ---------------------    ------------------   ----------------     Paid-in      Accumulated
                                  Shares      Amount       Shares     Amount   Shares    Amount     Capital        deficit
                                 --------    ---------    ---------   ------   -------   ------   -----------    -----------
Balance, December 31, 1994        600,000    $ 150,000    1,296,875   $2,714      --     $ --     $ 1,374,129    $(1,198,056)

Net income, three months ended
 March 31, 1995                      --           --           --       --        --       --            --          153,197
                                 --------    ---------    ---------   ------   -------   ------   -----------    -----------
Balance, March 31, 1995           600,000    $ 150,000    1,296,875   $2,714      --     $ --     $ 1,374,129    $(1,044,859)
                                 ========    =========    =========   ======   =======   ======   ===========    ===========

Balance, December 31, 1995          4,000    $   1,000    2,439,437   $5,224   100,000   $1,000   $ 6,057,764    $  (352,977)

Stock options exercised              --           --          5,300       10      --       --           1,977           --

Redemption of preferred stock      (1,000)        (250)        --       --        --       --          (2,250)          --
Public offering costs                --           --           --       --        --       --          (4,200)          --
Net income, three months ended
 March 31, 1996                      --           --           --       --        --       --            --          230,502
                                 --------    ---------    ---------   ------   -------   ------   -----------    -----------
Balance, March 31, 1996             3,000    $     750    2,444,737   $5,234   100,000   $1,000   $ 6,053,291    $  (122,475)
                                 ========    =========    =========   ======   =======   ======   ===========    ===========


                                    Treasury stock
                                 -------------------
                                 Shares      Amount        Total
                                 -------   ---------    -----------
Balance, December 31, 1994        60,000   $ (22,500)   $   306,287

Net income, three months ended
 March 31, 1995                     --          --          153,197
                                 -------   ---------    -----------
Balance, March 31, 1995           60,000   $ (22,500)   $   459,484
                                 =======   =========    ===========

Balance, December 31, 1995       172,500   $(725,625)   $ 4,986,386

Stock options exercised             --          --            1,987

Redemption of preferred stock       --          --           (2,500)
Public offering costs               --          --           (4,200)
Net income, three months ended
 March 31, 1996                     --          --          230,502
                                 -------   ---------    -----------
Balance, March 31, 1996          172,500   $(725,625)   $ 5,212,175
                                 =======   =========    ===========


    The accompanying notes are an integral part of the financial statements.

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
                                                      (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                          $  230,502    $  153,197
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation                                         10,717         6,727
     Amortization                                          1,628         1,628
     Deferred tax provision                               63,664          --
     Loss on disposal of property and equipment              252          --
     Provision for bad debts                                --          32,270
     Changes in assets (increase) decrease:
       Due from factor                                   (85,408)         --
       Inventory                                         102,743    (1,140,284)
       Prepaid expenses and other current assets         (22,117)      (33,860)
       Prepaid royalties                                  32,559         1,486
       Deposits                                            4,420          --
     Changes in liabilities increase (decrease):
       Accrued expenses and other current
        liabilities                                     (140,730)      (30,924)
       Accounts payable                                 (115,572)      919,236
                                                      ----------    ----------
         Net cash provided (used) by
          operating activities                            82,658       (90,524)
                                                      ----------    ----------
Cash flows used by investing activities:

  Acquisition of property and equipment                  (56,110)       (6,958)
                                                      ----------    ----------
Cash flows from financing activities:
  Due to factor                                             --         167,046
  Initial public offering costs                           (4,200)      (72,586)
  Redemption of preferred stock                           (2,500)         --
                                                      ----------    ----------
         Net cash provided (used) by
          financing activities                            (6,700)       94,460
                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents      19,848        (3,022)
Cash and cash equivalents, beginning of period           134,344        22,026
                                                      ----------    ----------
Cash and cash equivalents, end of period              $  154,192    $   19,004
                                                      ==========    ==========
Supplemental  disclosures of cash flow information:
  Cash paid during the period
  for:
    Interest                                          $    7,428    $  158,728
    Income taxes                                          24,425         3,537

Supplemental disclosure of noncash financing activity:
  Proceeds receivable from stock options exercised    $    1,987    $    4,537

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995

1.   The Company and basis of presentation:

     The financial statements presented herein as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1996.

2.   Initial public offering:

     On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

3.   Primary earnings per share:

     Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Net income has been adjusted for dividends on the convertible preferred stock. The number of shares used in the computations were 2,699,585 and 1,318,646 at March 31, 1996 and 1995, respectively.

     Fully diluted earnings per share amounts are not presented for March 31, 1996 and 1995 because they are not materially dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Active Apparel Group, Inc. (the "Company") is a designer, marketer and supplier of women's activewear and sportswear. The Company sells its principal product collections under the Everlast and Converse brand names through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 500 separate accounts, representing over 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, catalog operations and better mass merchandisers.

Results of Operations

Quarter ended March 31, 1996 compared to quarter ended March 31, 1995

     Net sales increased to $3,946,849 for the three months ended March 31, 1996 from $3,336,592 for the three months ended March 31, 1995, an increase of $610,257, or 18.3%. This increase was principally attributable to increased sales volume of the Company's products, continued market penetration and acceptance of the Company's products and increased orders from established accounts.

     Gross profit increased to $1,518,173 for the three months ended March 31, 1996 from $1,126,435 for the three months ended March 31, 1995, an increase of $391,738 or 34.8%. Gross profit increased as a percentage of net sales to 38.5% from 33.8%. This increase as a percentage of net sales was primarily due to the Company's ability to achieve better than normal gross profit margins on sales of its products.

     Selling and shipping expenses increased to $748,055 for the three months ended March 31, 1996 from $476,904 for the three months ended March 31, 1995, an increase of $271,151, or 56.9%. Selling and shipping expenses as a percentage of net sales increased to 19% from 14.3%. The increase as a percentage of net sales is primarily attributable to an increase in advertising and promotional expenditures.

     General and administrative expenses increased to $388,050 for the three months ended March 31, 1996 from $313,895 for the three months ended March 31, 1995, an increase of $74,155, or 23.6%. General and administrative expenses as a percentage of net sales increased to 9.8% from 9.4%. The increase as a percentage of net sales was primarily attributable to an increased number of employees for the three months ended March 31, 1996.

     Financial expenses decreased to $79,179 for the three months ended March 31, 1996 from $179,439 for the three months ended March 31, 1995, a decrease of $100,260, or 55.9%. Of the total financial expenses, interest expense decreased to $7,428 for the three months ended March 31, 1996 from $131,747 for the three months ended March 31, 1995. Such decreases were attributable to the decrease in the Company's net borrowings for the three months ended March 31, 1996 versus the comparable period in 1995 and interest on the Convertible Notes (as described under "Liquidity and Capital Resources" below) in the three months ended March 31, 1995.

     Operating income increased to $302,889 for the three months ended March 31, 1996 from $156,197 for the three months ended March 31, 1995, an increase of $146,692, or 93.9% for the reasons stated above. Operating income as a percentage of net sales was 7.7% for the three months ended March 31, 1996 as compared to 4.7% for the three months ended March 31, 1995.

     The Company had net income of $230,502 for the three months ended March 31, 1996 as compared to $153,197 for the three months ended March 31, 1995, an increase of $77,305, or 50.5% for the reasons stated above.

Liquidity and Capital Resources

     On May 4, 1995, the Company completed an initial public offering of 640,000 shares of Common Stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820. Upon completion of the offering, the Company applied $3,500,000 of the net proceeds towards its loan balance under the credit facility with Century Business Credit Corporation (the "Century Facility") while the balance was applied to general working capital.

     Net cash provided by (used for) operating activities for the three months ended March 31, 1996 was $82,658 compared to ($90,524) for the three months ended March 31, 1995. This increase was primarily attributable to decreased inventory levels, net income for the period and utilization of a deferred tax asset available to the Company in the first quarter of 1996. Such increase was partially offset by decreases in accounts payable and accrued expenses during the three months ended March 31, 1996. Net cash used for investing activities for the three months ended March 31, 1996 was $56,110 compared to $6,958 for the three months ended March 31, 1995. Such increase was attributable to an increase in capital expenditures. Net cash from (used for) financing activities was ($6,700) for the three months ended March 31, 1996 compared to $94,460 for the three months ended March 31, 1995. This decrease was primarily attributable to decreased borrowings under the Century Facility.

     During the three months ended March 31, 1996, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations to finance its operations and expansion. At March 31, 1996, working capital was $4,941,951 compared to $87,652 at March 31, 1995, an increase of $4,854,299. This increase was primarily attributable to proceeds from the Company's 1995 initial public offering and the profitability of the Company.

     Due from (to) factor represents the amount receivable (payable) to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Agreement. At March 31, 1996 due from
(to) factor was $3,372,907 as compared to ($905,621) at March 31, 1995. Proceeds from the initial public offering were applied to the loan balance of the Century Facility, reduced net borrowings from Century and allowed the Company to post a net receivable balance with the factor. The Company's inventory decreased 44.1% to $1,673,840 at March, 31 1996 from $2,996,439 at March 31, 1995.

     In June 1994,  the  Company  issued  Convertible  Notes  (the  "Convertible

Notes") in an aggregate principal amount of $200,000. Noteholders had until May 31, 1995 to elect conversion, subject to a 15 day grace period. As of December 31, 1995 $50,000 of principal and all accrued interest was repaid to the noteholders. The remaining $150,000 was converted to Common Stock. The number of shares of Common Stock issuable upon any conversion of the Convertible Notes was based upon an average of the high and low sales prices of the Common Stock over a specified period of ten trading days.

     Management believes that funds from operations and its existing working capital will provide it with sufficient working capital to support the anticipated continued growth of the Company through 1996.

PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

     None

  (b)  Reports on Form 8-K

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               ACTIVE APPAREL GROUP, INC.

Date: April 26, 1996                  By: /s/ George Q Horowitz
      --------------                      -------------------------
                                          George Q Horowitz
                                          Chief Executive Officer, President,
                                          Treasurer, and Director

                                          Signing on behalf of the
                                          registrant and as chief
                                          accounting officer