Form 10QSB
period 1996-06-30
ACTIVE APPAREL GROUP INC
filed 1996-08-14
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from__________to__________

      Commission File Number 0-25918

                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   13-3672716
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                  Identification No.)

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

                      Yes__X__                       No_____

            The number of common equity shares outstanding as of July 23, 1996, was 2,444,737 shares of Common Stock, $.002 par value.

           Transitional Small Business Disclosure Format (check one):

                      Yes_____                       No__X__

                                   Form 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                                                                            Page
                                                                            ----

           Balance Sheets                                                    3

           Statements of Income                                              4

           Statements of Changes in Stockholders' Equity                     5

           Statements of Cash Flows                                          6

           Notes to Financial Statements                                    7-8

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                      9-12

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  13

SIGNATURE                                                                    14

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                      1 9 9 6        1 9 9 5
                                                    -----------    -----------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                           $  184,401     $  134,344
  Due from factor                                      3,243,668      3,287,499
  Inventory                                            1,813,307      1,776,583
  Prepaid royalties                                       97,557         97,675
  Prepaid expenses and other current assets              295,471        134,019
  Deferred tax asset                                        --           63,664
                                                      ----------     ----------
          Total current assets                         5,634,404      5,493,784

Property and equipment, net                              204,584        140,581
Security deposits and other assets                       119,399         90,550
                                                      ----------     ----------

                                                      $5,958,387     $5,724,915
                                                      ==========     ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       477,424        471,915
  Accrued expenses and other current liabilities         101,983        266,614
                                                      ----------     ----------
     Total current liabilities                           579,407        738,529
                                                      ----------     ----------
Stockholders' equity:
  9% cumulative  redeemable  convertible  preferred
   stock, par value $.25; 3,000 shares authorized,
   issued and outstanding (1996); 4,000 shares
   authorized, issued and outstanding (1995)                 750          1,000
  Common stock, par value $.002; 10,000,000 shares
   authorized, 2,617,237 issued, 2,444,737 out-
   standing (1996); 3,750,000 shares authorized,
   2,611,937 issued, 2,439,437 outstanding (1995)          5,234          5,224
  Class A common stock, par value $.01; 100,000
  shares authorized; 100,000 shares issued
  and outstanding                                          1,000          1,000
   Paid-in capital                                     6,053,291      6,057,764
   Retained earnings (accumulated deficit)                44,330       (352,977)
                                                      ----------     ----------
                                                       6,104,605      5,712,011
   Less treasury stock, at cost (172,500 common
    shares)                                             (725,625)      (725,625)
                                                      ----------     ----------
                                                       5,378,980      4,986,386
                                                      ----------     ----------
                                                      $5,958,387     $5,724,915
                                                      ==========     ==========


   See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME

                                          Six months ended         Three months ended
                                               June 30,                  June 30,
                                       -----------------------   -----------------------
                                         1 9 9 6     1 9 9 5*      1 9 9 6     1 9 9 5*
                                       ----------   ----------   ----------   ----------
                                       (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
Net sales                              $7,164,593   $6,314,243   $3,217,744   $2,977,651

Cost of goods sold                      4,379,244    4,108,549    1,950,568    1,898,392
                                       ----------   ----------   ----------   ----------

Gross profit                            2,785,349    2,205,694    1,267,176    1,079,259
                                       ----------   ----------   ----------   ----------

Operating expenses:

  Selling and shipping                  1,330,689      984,310      582,634      507,406
  General and administrative              820,628      653,310      432,578      339,415
  Financial expenses, including
   interest expense of $7,558 and
   $211,556 for the six months ended

   June 30, 1996 and 1995                 144,075      309,352       64,896      129,913
                                       ----------   ----------   ----------   ----------

                                        2,295,392    1,946,972    1,080,108      976,734
                                       ----------   ----------   ----------   ----------

Income from operations                    489,957      258,722      187,068      102,525

Other income                               17,383      102,196       13,239      102,196
                                       ----------   ----------   ----------   ----------

Income before provision

 for income taxes                         507,340      360,918      200,307      204,721

Provision for income taxes                110,033        8,310       33,502        5,310
                                       ----------   ----------   ----------   ----------

Net income                             $  397,307   $  352,608   $  166,805   $  199,411
                                       ==========   ==========   ==========   ==========

Primary earnings per share             $      .15   $      .18   $      .06   $      .09
                                       ==========   ==========   ==========   ==========

Fully diluted earnings per share       $      .15   $      .16   $      .06   $      .08
                                       ==========   ==========   ==========   ==========


     *Certain items have been reclassified to conform to 1996 presentation.

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30,1996 and 1995

                                              9% cumulative
                                               convertible
                                                preferred                                               Class A
                                                  stock                    Common stock               common stock
                                          ---------------------       ---------------------        ------------------
                                           Shares       Amount          Shares       Amount        Shares      Amount
                                          -------      --------       ---------      ------        ------      ------
Balance, December 31, 1994                600,000      $150,000       1,296,875      $2,714          -         $ -

Initial public offering                      -             -            640,000       1,280          -           -

Public offering costs                        -             -               -           -             -           -

Issuance of Class A common
 stock in exchange for
 common stock                                -             -           (112,500)       -          100,000       1,000
Net income, six months ended
June 30, 1995                                -             -               -           -             -           -
                                          -------      --------       ---------      ------       -------      ------

Balance, June 30, 1995                    600,000      $150,000       1,824,375      $3,994       100,000      $1,000
                                          =======      ========       =========      ======       =======      ======

Balance, December 31, 1995                  4,000      $  1,000       2,439,437      $5,224       100,000      $1,000

Stock options exercised                      -             -              5,300          10          -           -

Redemption of preferred stock              (1,000)         (250)           -           -             -           -

Public offering costs                        -             -               -           -             -           -

Net income, six months ended
 June 30, 1996                               -              -              -           -             -           -
                                          -------      --------       ---------      ------       -------      ------
Balance, June 30, 1996                      3,000      $    750       2,444,737      $5,234       100,000      $1,000
                                          =======      ========       =========      ======       =======      ======

                                                           Retained
                                                           earnings             Treasury stock
                                           Paid-in       (accumulated      -------------------------
                                           capital         deficit)        Shares           Amount             Total
                                          ---------      ------------      -------         ---------         ----------
Balance, December 31, 1994               $1,374,129     $(1,198,056)        60,000         $ (22,500)        $  306,287

Initial public offering                   3,998,720            -              -                 -             4,000,000

Public offering costs                      (274,664)           -              -                 -              (274,664)

Issuance of Class A common
 stock in exchange for
 common stock                               702,125            -           112,500          (703,125)              -
Net income, six months ended
June 30, 1995                                  -            352,608           -                 -               352,608
                                         ----------     -----------        -------         ---------         ----------

Balance, June 30, 1995                   $5,800,310     $  (845,448)       172,500         $(725,625)        $4,384,231
                                         ==========     ===========        =======         =========         ==========

Balance, December 31, 1995               $6,057,764     $  (352,977)       172,500         $(725,625)        $4,986,386

Stock options exercised                       1,977            -              -                 -                 1,987

Redemption of preferred stock                (2,250)           -              -                 -                (2,500)

Public offering costs                        (4,200)           -              -                 -                (4,200)

Net income, six months ended
 June 30, 1996                                  -           397,307           -                 -               397,307
                                          ---------     -----------        -------         ---------         ----------
Balance, June 30, 1996                   $6,053,291     $    44,330        172,500         $(725,625)        $5,378,980
                                         ==========     ===========        =======         =========         ==========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                            Six months ended
                                                                June 30,
                                                       -------------------------
                                                           1996         1995*
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net income                                           $  397,307    $  352,608
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation                                          22,975        14,890
     Provision for bad debts                                 --          32,450
     Deferred tax provision                                63,664          --
     Loss on disposal of property and equipment               252          --
     Changes in assets (increase) decrease:
       Due from factor                                     43,831      (749,969)
       Inventory                                          (36,724)   (1,973,702)
       Prepaid expenses and other current assets         (161,452)     (256,156)
       Prepaid royalties                                      118         9,764
       Security deposits and other assets                 (28,849)        3,255
    Changes in liabilities increase (decrease):
       Accounts payable                                     5,509      (293,719)
       Accrued expenses and other current liabilities    (164,631)      (17,683)
                                                       ----------    ----------
         Net cash provided (used) by
          operating activities                            142,000    (2,878,262)
                                                       ----------    ----------
Cash flows used by investing activities:
  Acquisition of property and equipment                   (87,230)      (15,633)
                                                       ----------    ----------
Cash flows from financing activities:
  Proceeds from initial public offering                      --       4,000,000
  Initial public offering costs                            (4,200)     (134,589)
  Repayment of convertible notes                             --         (50,000)
  Due to factor                                              --        (738,575)
  Redemption of preferred stock                            (2,500)         --
  Proceeds from stock options exercised                     1,987          --
                                                       ----------    ----------
         Net cash provided (used) by
          financing activities                             (4,713)    3,076,836
                                                       ----------    ----------
Net increase in cash and cash equivalents                  50,057       182,941
Cash and cash equivalents, beginning of period            134,344        22,026
                                                       ----------    ----------
Cash and cash equivalents, end of period               $  184,401    $  204,967
                                                       ==========    ==========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                           $    7,558    $  224,244
    Income taxes                                           37,082         5,520

Supplemental disclosures of noncash financing activity:
  Class A common stock issued in exchange for
   common stock                                        $     --      $  703,125

*Certain items have been reclassified to conform to 1996 presentation.


                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995

     1. The Company and basis of presentation:

        The financial statements presented herein as of June 30, 1996 and for the six month periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six and three month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1996.

     2. Initial public offering:

        On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

     3. Primary earnings per share:

        Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Net income has been adjusted for dividends on the convertible preferred stock. The number of shares used in the computations were 2,698,248 and 1,602,965 at June 30, 1996 and 1995, respectively.

     4. Fully diluted earnings per share:

        Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of convertible preferred stock and convertible notes payable. For purposes of the fully diluted computations, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995

     4. Fully diluted earnings per share: (Continued)

        proceeds at the market price of the Company's stock on June 30, 1996 and 1995 because those prices were higher than the average market prices during the period. Net income has been adjusted for dividends on the convertible preferred stock and interest expense on the convertible debt. The number of shares used in the computations of fully diluted earning per share were 2,705,448 and 2,272,127 at June 30, 1996 and 1995, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Active Apparel Group, Inc. (the "Company") is a designer, marketer and supplier of women's, girl's and unisex activewear, sportswear and accessories. The Company sells its product collections under the Everlast, Converse and Converse All Star brand names through exclusive licensing arrangements, and in June 1996, the Company entered into an agreement with MTV Networks, a division of Viacom International, under which it obtained an exclusive license to use MTV's The Grind and The Grind trademarks in its principal product categories. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 500 separate accounts, representing over 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, catalog operations and better mass merchandisers.

Results of Operations

Quarter ended June 30, 1996 compared to quarter ended June 30, 1995

  Net sales increased to $3,217,744 for the three months ended June 30, 1996 from $2,977,651 for the three months ended June 30, 1995, an increase of $240,093 or 8.1%. This increase was principally attributable to increased sales volume of the Company's products, continued market penetration and acceptance of the Company's products and increased orders from established accounts.

  Gross profit increased to $1,267,176 for the three months ended June 30, 1996 from $1,079,259 for the three months ended June 30, 1995, an increase of $187,917 or 17.4%. Gross profit increased as a percentage of net sales to 39.4% from 36.2%. This increase as a percentage of net sales was primarily due to the Company's ability to maintain normal gross profit margins on sales of its products.

  Selling and shipping expenses increased to $582,634 for the three months ended June 30, 1996 from $507,406 for the three months ended June 30, 1995, an increase of $75,228, or 14.8%. Selling and shipping expenses as a percentage of net sales increased to 18.1% from 17.0%. This increase as a percentage of net sales was primarily attributable to an increase in advertising and promotional expenditures.

  General and administrative expenses increased to $432,578 for the three months ended June 30, 1996 from $339,415 for the three months ended June 30, 1995, an increase of $93,163, or 27.4%. General and administrative expenses as a percentage of net sales increased to 13.4% from 11.4%. The increase as a percentage of net sales was primarily attributable to an increased number of employees and office space for the three months ended June 30, 1996 versus the comparable period in 1995 in order to facilitate the Company's continued and anticipated growth. Also, costs associated with existing as a public entity contributed to the increase in expenses.

  Financial expenses decreased to $64,896 for the three months ended June 30, 1996 from $129,913 for the three months ended June 30, 1995, a decrease of $65,017 or 50%. Of the total financial expenses, interest expense was $130 for the three months ended June 30, 1996 compared to $79,809, a decrease of $79,679, for the three months ended June 30, 1995. Such decreases were primarily attributable to the decrease in the Company's net borrowings for the three months ended June 30, 1996 versus the comparable period in 1995.

  Operating income increased to $187,068 for the three months ended June 30, 1996 from $102,525 for the three months ended June 30, 1995, an increase of $84,543, or 82.5% for the reasons stated above. Operating income as a percentage of net sales was 5.8% for the three months ended June 30, 1996 as compared to 3.4% for the three months ended June 30, 1995.

  The Company earned $13,239 in other income for the three month period ending June 30, 1996 compared to $102,196 for the three months ended June 30, 1995, a decrease of $88,957. Other income as of June 30, 1995 represents an insurance claim relating to the theft of certain merchandise at its Canadian branch.

  The Company incurred a tax provision of $33,502 for the three months ended June 30, 1996 as compared to $5,310 for the three months ended June 30, 1995, an increase of $28,192. The Company offset $38,000 of income before taxes with a net operating loss carryforward in the quarter ended June 30, 1996 whereas all income before taxes in the quarter ended June 30, 1995 was offset by net operating loss carryforwards.

  The Company had net income of $166,805 for the three months ended June 30, 1996 as compared to $199,411 for the three months ended June 30, 1995, a decrease of $32,606, or 16.4% for the reasons stated above.

Six Months June 30, 1996 compared to six months ended June 30, 1995

  Net sales increased to $7,164,593 for the six months ended June 30, 1996 from $6,314,243 for the six months ended June 30, 1995, an increase of $850,350 or 13.5%. This increase was principally attributable to increased sales volume of the Company's products, continued market penetration and acceptance of the Company's products, and increased orders from established accounts.

  Gross profit increased to $2,785,349 for the six months ended June 30, 1996 from $2,205,694 for the six months ended June 30, 1995, an increase of $579,655 or 26.3%. Gross profit increased as a percentage of net sales to 38.9% from 34.9%. This increase as a percentage of net sales was primarily due to the Company's ability to maintain normal gross profit margins on sales of its products.

  Selling and shipping expenses increased to $1,330,689 for the six months ended June 30, 1996 from $984,310 for the six months ended June 30, 1995, an increase of $346,379 or 35.2%. Selling and shipping expenses as a percentage of net sales increased to 18.6% from 15.6%. This increase as a percentage of net sales was primarily attributable to an increase in advertising and promotional expenditures.

  General and administrative expenses increased to $820,628 for the six months ended June 30, 1996 from $653,310 for the six months ended June 30, 1995, an increase of $167,318 or 25.6%. General and administrative expenses as a percentage of net sales increased to 11.5% from 10.4%. The increase as a percentage of net sales was primarily attributable to an increased number of employees and costs associated with existing as a public entity for the six months ended June 30,

1996 versus the comparable period in 1995.

  Financial expenses decreased to $144,075 for the six months ended June 30, 1996 from $309,352 for the six months ended June 30, 1995, a decrease of $165,277 or 53.4%. Of the total financial expenses, interest expense decreased to $7,558 for the six months ended June 30, 1996 from $211,556 for the six months ended June 30, 1995. Such decreases were primarily attributable to the decrease in the Company's net borrowings for the six months ended June 30, 1996 versus the comparable period in 1995.

  Operating income increased to $489,957 for the six months ended June 30, 1996 from $258,722 for the six months ended June 30, 1995, an increase of $231,235, or 89.4% for the reasons stated above. Operating income as a percentage of net sales was 6.8% for the six months ended June 30, 1996 as compared to 4.1% for the six months ended June 30, 1995.

  The Company earned $17,383 in other income for the six month period ending June 30, 1996 compared to $102,196 for the three months ended June 30, 1995, a decrease of $84,813. Other income as of June 30, 1995 represents an insurance claim relating to the theft of certain merchandise at its Canadian branch.

  Provision for income taxes increased to $110,033 during the six months ended June 30, 1996 from $8,310 for the six months ended June 30, 1995, an increase of $101,723. In 1995 the Company was able to utilize a net operating loss carryforward to completely offset income before taxes whereas in 1996 such carryforward was limited to $338,000.

  The Company had net income of $397,307 for the six months ended June 30, 1996 as compared to $352,608 for the six months ended June 30, 1995, an increase of $44,699 or 12.7% for the reasons stated above.

Liquidity and Capital Resources

  On May 4, 1995, the Company completed an initial public offering of 640,000 shares of Common Stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180 were $3,680,820. Upon completion of the offering, the Company applied $3,500,000 of the net proceeds towards its loan balance under the credit facility with Century Business Credit Corporation (the "Century Facility") while the balance was applied to general working capital.

  Net cash provided by (used for) operating activities for the six months ended June 30, 1996 was 142,000 compared to ($2,878,262) for the six months ended June 30, 1995. This increase was primarily attributable to net income before income taxes in 1996. Such increase was partially offset by increases in prepaid expenses and by decreases in accrued expenses during the six months ended June
30. 1996. Net cash provided by (used for) investing activities for the six months ended June 30, 1996 was ($87,230) compared to ($15,633) for the six months ended June 30, 1995. Net cash provided by (used for) financing activities was ($4,713) for the six months ended June 30, 1996 compared to $3,076,836 for the six months ended June 30, 1995. This decrease was primarily attributable to receipt of the proceeds from the Company's initial public offering completed in the six months ended June 30, 1995.

     During the six months ended June 30, 1996, the Company's primary need for funds was to finance working capital, including inventory, for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations to finance its operations and expansion. At June 30, 1996, working capital was $5,054,997 compared to $4,755,255 at December 31, 1995 an increase of $299,742. This increase was primarily attributable to an increase in due from factor and the reduction of trade payables.

  Due from (to) factor represents the amount payable to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Agreement. At June 30, 1996 due from (to) factor was $3,243,668 as compared to $3,287,499 at December 31, 1995. The Company's inventory increased 2% to $1,813,307 at June 30, 1996 from $1,776,583 at December 31, 1995.

  In June 1994, the Company issued Convertible Notes (the "Convertible Notes") in an aggregate principal amount of $200,000. Noteholders had until May 31, 1995 to elect conversion, subject to a 15 day grace period. As of December 31, 1995, $50,000 of principal and all accrued interest was repaid to the Noteholders. The remaining $150,000 was converted to Common Stock. Generally, the number of shares of Common Stock issuable upon any conversion of the Convertible Notes will be based upon an average of the high and low sales prices of the Common Stock over a specified period of ten trading days.

  Management believes that funds provided by operations and available funds at the factor will provide it with sufficient working capital to support the anticipated continued growth of the Company's business through 1996.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a)      Exhibits

         None

   (b)  Reports on Form 8-K

        The Company filed a report on Form 8-K on June 5, 1996 announcing it had received a fully executed agreement with MTV Networks (MTVN), a division of Viacom International, dated as of March 28, 1996. MTVN granted the Company a license to use the trademarks "MTVN's THE GRIND" and/or "THE GRIND", in MTVN's discretion (the "Marks"), in connection with defined categories of activewear and accessories for sale in the United States, its possessions and Canada to all department stores, specialty stores, independent sport stores and other channels of distribution to which MTVN consents. The license is exclusive as to all products, except that with respect to t-shirts and caps it is non-exclusive until MTVN's existing license agreement with another licensee expires.

        The term of the license is from April 30, 1996 through January 31, 1999. The Company is required to pay MTVN an 8% royalty on "Net Sales", with certain guaranteed minimum royalty payments provided. Additionally, the Company guarantees to commit 2% of net sales to an MTVN trade and/or consumer advertising campaign. The Company has the right to renew the Agreement for an additional two years, through January 31, 2001, provided that it is in compliance with its terms and has in excess of $3,500,000 of cumulative Net Sales prior to January 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ACTIVE APPAREL GROUP, INC.



Date: August 8, 1996                 By: /s/ George Q Horowitz
                                     -----------------------------------
                                     George Q Horowitz
                                     Chief Executive Officer, President,
                                     Treasurer, and Director

                                     Signing on behalf of the
                                     registrant and as chief
                                     accounting officer