Form 10QSB/A
period 1996-06-30
ACTIVE APPAREL GROUP INC
filed 1996-11-12
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10 - QSB/A
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ____________

         Commission File Number 0-25918
                                -------

                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                            13-3672716
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)            Identification No.)


                                  1350 Broadway
                                   Suite 2300
                               New York, NY 10018
                    (Address of Principal Executive Offices)
                                 (212) 239-0990
                           (Issuer's telephone number)

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of The Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   /X/          No / /

         The number of common equity shares outstanding as of July 23, 1996, was 2,444,737 shares of Common Stock, $.002 par value.

         Transitional Small Business Disclosure Format (check one):

                           Yes / /            No /X/

                                   Form 10-QSB

PART II       OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.

      On June 7, 1996, the Company held its Annual Meeting of stockholders, whereby the stockholders elected Directors, approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 and adopted an amendment to the Company's certificate of incorporation. The vote on such matters was as follows:

1. ELECTION OF DIRECTORS:

                                         For                  Against
                                         ---                  -------

George Horowitz                        2,290,466              5,900

Rita Cinque                            2,290,466              5,900

James Anderson                         2,290,466              5,900

Larry Kring                            2,290,466              5,900

Mia McEldowney                         2,290,466              5,900

Donald Horowitz                        2,290,166              6,200

Edward Epstein                         2,273,866             22,500


2. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Berenson & Company, LLP as the Company's auditors for the fiscal year ending December 31, 1996.

                         For               Against          Abstain
                         ---               -------          -------

                      2,295,407              500              459

3. RATIFICATION OF AMENDMENT TO THE CERTIFICATE OF INCORPORATION: To eliminate authorization for the issuance of preferred shares and to increase the authorized number of common shares from 3,750,000 to 10,000,000.

                     For             Against          Abstain       Non-Voting
                     ---             -------          -------       ----------
                  1,998,902           5,000           16,459          276,005

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ACTIVE APPAREL GROUP, INC.



Date: November 8, 1996                   By: /s/ George Q Horowitz
     ------------------                      ----------------------
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