Form 10QSB
period 1996-09-30
ACTIVE APPAREL GROUP INC
filed 1996-11-12
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        ------------     -----------------
         Commission File Number 0-25918


                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             13-3672716
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

                    Yes   / X /                        No  /   /

         The number of common equity shares outstanding as of October 24, 1996, was 2,447,737 shares of Common Stock, $.002 par value and 100,000 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):
                    Yes  /  /                          No   / X /
                                   Form 10-QSB

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
                                                                            Page
                                                                            ----

           Balance Sheets                                                    3

           Statements of Income                                              4

           Statements of Changes in Stockholders' Equity                     5

           Statements of Cash Flows                                          6

           Notes to Financial Statements                                   7-8

  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                    9-12

PART II. OTHER INFORMATION

  Item 6.  (a) Exhibit and Reports on Form 8-K                             13


SIGNATURE                                                                  14

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS


                                                                             September 30,         December 31,
                                                                               1 9 9 6               1 9 9 5
                                                                               -------               -------
                                                                             (Unaudited)

Current assets:
  Cash and cash equivalents                                                   $ 126,252             $  134,344
  Due from factor                                                             2,937,268              3,287,499
  Inventory                                                                   2,685,836              1,776,583
  Prepaid royalties                                                              80,013                 97,675
  Prepaid expenses and other current assets                                     378,884                134,019
  Deferred tax asset                                                               -                    63,664
                                                                             ----------             ----------
          Total current assets                                                6,208,253              5,493,784

Property and equipment, net                                                     208,822                140,581
Security deposits and other assets                                              101,255                 90,550
                                                                             ----------             ----------

                                                                             $6,518,330             $5,724,915
                                                                             ==========             ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $ 633,175                471,915
  Accrued expenses and other current liabilities                                303,441                266,614
                                                                             ----------             ----------
          Total current liabilities                                             936,616                738,529
                                                                             ----------             ----------

Commitments and Contingencies

Stockholders' equity:
  9% cumulative redeemable convertible preferred
   stock, par value $.25; 0 shares
   authorized, issued and outstanding (1996); 4,000
   shares authorized, issued and outstanding (1995)                                   -                  1,000
  Common stock, par value $.002; 10,000,000 shares
   authorized, 2,620,237 issued, 2,447,737 out-
   standing (1996); 3,750,000 shares authorized,
   2,611,937 issued, 2,439,437 outstanding (1995)                                 5,240                  5,224
 Class A common stock, par value $.01; 100,000 shares
  authorized; 100,000 shares issued and outstanding                               1,000                  1,000
  Paid-in capital                                                             6,054,035              6,057,764
  Retained earnings (deficit)                                                   247,064               (352,977)
                                                                            -----------             ----------
                                                                              6,307,339              5,712,011
  Less treasury stock, at cost (172,500 common
   shares)                                                                     (725,625)              (725,625)
                                                                             -----------            ----------
                                                                              5,581,714              4,986,386
                                                                             ----------             ----------

                                                                             $6,518,330             $5,724,915
                                                                             ==========             ==========

*Certain items have been reclassified to conform to 1996 presentation.

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME





                                                                   Nine months ended                   Three months ended
                                                                     September 30,                       September 30,
                                                               --------------------------         ----------------------------
                                                               1 9 9 6           1 9 9 5*          1 9 9 6            1 9 9 5*
                                                              ----------        ----------        ----------         ---------
                                                              (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Net sales                                                      $11,807,476      $10,616,298         $4,642,883       $4,302,055

Cost of goods sold                                               7,286,057        7,118,273          2,906,813        3,009,724
                                                                ----------       ----------         ----------       ----------

Gross profit                                                     4,521,419        3,498,025          1,736,070        1,292,331
                                                                ----------       ----------         ----------       ----------

Operating expenses:
  Selling and shipping                                           2,226,006        1,595,242            895,317          610,932
  General and administrative                                     1,274,320          998,940            453,692          345,630
  Financial expenses, including
   interest  expense of $31,199 and
   $252,449 for the nine months
   ended  Sept.30, 1996 and 1995;
   $23,641 and $40,893 for the three months
    ended June 30, 1996 and 1995.
                                                                   210,700          418,497             66,625          109,145
                                                                ----------       ----------         ----------       ----------

                                                                 3,711,026        3,012,679          1,415,634        1,065,707
                                                                ----------       ----------         ----------     ------------

Income from operations                                             810,393          485,346            320,436          226,624

Other income                                                        19,859          131,553              2,476           29,357
                                                                ----------       ----------          ---------        ---------

Income before provision
 for income taxes                                                  830,252          616,899            322,912          255,981

Provision for income taxes                                         230,211           13,085            120,178            4,775
                                                                ----------      -----------        -----------       ----------

Net income                                                       $ 600,041        $ 603,814          $ 202,734        $ 251,206
                                                                 =========        =========          =========        =========

Primary earnings per share                                          $.22            $.28               $.08             $.10
                                                                    ====            ====               ====             ====

Fully diluted earnings per share                                    $.22            $.25               $.08             $.10
                                                                    ====            ====               ====             ====

*Certain items have been reclassified to conform to 1996 presentation.

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995

                                            9% cumulative
                                             convertible
                                              preferred                                     Class A
                                                stock                Common stock        common stock
                                           ---------------         ----------------    -----------------
                                          Shares     Amount        Shares    Amount    Shares     Amount
                                         -------    --------     ---------   ------    ------     ------

Balance, December 31, 1994               600,000    $150,000     1,296,875   $2,714      -        $ -
Initial public offering                     -           -          640,000    1,280      -          -
Public offering costs                       -           -             -        -         -          -
Issuance of Class A common
 stock in exchange for
 common stock                               -           -         (112,500)    -      100,000      1,000
Conversion of notes payable                 -           -           19,062       38      -          -
Conversion of preferred stock           (540,000)   (135,000)      540,000    1,080      -          -
Net income, nine months ended
September 30, 1995                          -           -             -        -         -          -
                                        --------    --------     ---------   ------   -------     ------
Balance, September 30, 1995               60,000     $15,000     2,383,437   $5,112   100,000     $1,000
                                        ========     =======     =========   ======   =======     ======

Balance, December 31, 1995                 4,000    $  1,000     2,439,437   $5,224   100,000     $1,000
Stock options exercised                     -           -            5,300       10      -          -
Redemption of preferred stock             (1,000)       (250)         -        -         -          -
Public offering costs                       -           -             -        -         -          -
Conversion of preferred stock             (3,000)       (750)         -        -         -          -
Issuance of common stock                    -           -            3,000        6      -          -
Net income, nine months ended
 September 30, 1996                         -           -             -        -         -          -
                                         -------    --------     ---------    -----     -----      -----
Balance, September 30, 1996                 -       $   -        2,447,737   $5,240   100,000     $1,000
                                         =======    ========     =========   ======   =======     ======

                                                          Retained
                                                          earnings        Treasury stock
                                           Paid-in       (accumulated    ---------------
                                           capital          deficit)    Shares      Amount        Total
                                          ---------      ------------   -------    ---------    -------

Balance, December 31, 1994               $1,374,129     $(1,198,056)     60,000    $ (22,500)   $  306,287
Initial public offering                   3,998,720            -           -            -        4,000,000
Public offering costs                      (278,859)           -           -            -         (278,859)
Issuance of Class A common
 stock in exchange for
 common stock                               702,125            -        112,500     (703,125)         -
Conversion of notes payable                 149,962            -           -            -          150,000
Conversion of preferred stock               133,920            -           -            -
Net income, nine months ended
September 30, 1995                             -            603,814        -            -          603,814
                                         ----------     -----------     -------    ---------    ----------
Balance, September 30, 1995              $6,079,997     $  (594,242)    172,500    $(725,625)   $4,781,242
                                         ==========     ===========     =======    =========    ==========

Balance, December 31, 1995               $6,057,764     $  (352,977)    172,500    $(725,625)   $4,986,386
Stock options exercised                       1,977            -           -            -            1,987
Redemption of preferred stock                (2,250)           -           -            -           (2,500)
Public offering costs                        (4,200)           -           -            -           (4,200)
Conversion of preferred stock                (6,750)           -           -            -           (7,500)
Issuance of common stock                      7,494            -           -            -            7,500
Net income, nine months ended
 September 30, 1996                             -           600,041        -            -          600,041
                                          ---------     -----------     -------    ---------    ----------
Balance, September 30, 1996              $6,054,035    $    247,064     172,500    $(725,625)   $5,581,714
                                         ==========    ============     =======    =========    ==========

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      Nine months ended
                                                                                        September 30,
                                                                              -----------------------------
                                                                              1 9 9 6              1 9 9 5*
                                                                             ----------           ---------
                                                                             (Unaudited)           (Unaudited)

Cash flows from operating activities:
  Net income                                                                   $600,041             $ 603,814
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation                                                                36,404                22,341
     Provision for bad debts                                                     14,142                32,450
     Deferred tax provision                                                      63,664                  -
     Loss on disposal of property and equipment                                     252                  -
     Changes in assets (increase) decrease:
       Due from factor                                                          350,231            (2,630,553)
       Inventory                                                               (909,253)             (235,300)
       Prepaid expenses and other current assets                               (259,007)             (139,500)
       Prepaid royalties                                                         17,662                31,913
       Security deposits and other assets                                       (10,705)                4,882
    Changes in liabilities increase (decrease):
       Accounts payable                                                         161,260              (681,502)
       Accrued expenses and other current liabilities                           (36,827)               80,046
                                                                                -------            ----------
         Net cash provided (used) by
          operating activities                                                  101,518            (2,911,409)
                                                                               --------            -----------

Cash flows used by investing activities:
  Acquisition of property and equipment                                        (104,897)              (19,585)
                                                                              ---------            ----------

Cash flows from financing activities:
  Proceeds from initial public offering                                            -                4,000,000
  Initial public offering costs                                                  (4,200)             (138,784)
  Repayment of convertible notes                                                   -                  (50,000)
  Due to factor                                                                    -                 (738,575)
  Redemption of preferred stock                                                  (2,500)                 -
  Proceeds from stock options exercised                                           1,987                  -
                                                                               --------            -------
         Net cash provided (used) by
          financing activities                                                   (4,713)            3,072,641
                                                                               ---------           ----------

Net increase in cash and cash equivalents                                        (8,092)              141,647
Cash and cash equivalents, beginning of period                                  134,344                22,026
                                                                               --------            ----------

Cash and cash equivalents, end of period                                       $126,252             $ 163,673
                                                                               ========             =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                    $ 31,199            $  264,601
   Income taxes                                                                  37,082                13,085

Supplemental disclosures of noncash financing activity:
  Class A common stock issued in exchange for
   common stock                                                                $    -              $  703,125
  Notes payable converted to common stock                                           -                 150,000
  Preferred stock converted to common stock                                       7,500               135,000

*Certain items have been reclassified to conform to 1996 presentation.

                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


1.    The Company and basis of presentation:

      The financial statements presented herein as of September 30, 1996 and for the nine month and three month periods ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1996.

2.    Initial public offering:

      On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

3.    Primary earnings per share:

      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Net income has been adjusted for dividends on the convertible preferred stock. The number of shares used in the computations were 2,699,949 and 1,821,327 at September 30, 1996 and 1995, respectively.

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

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


4.    Fully diluted earnings per share: (Continued)

      proceeds at the market price of the Company's stock on September 30, 1996 and 1995 because those prices were higher than the average market prices during the period. Net income has been adjusted for dividends on the convertible preferred stock and interest expense on the convertible debt. The number of shares used in the computations of fully diluted earning per share were 2,706,094 and 2,420,967 at September 30, 1996 and 1995, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Active Apparel Group, Inc. (the "Company") is a designer, marketer and supplier of women's, girl's and unisex activewear, sportswear and accessories. The Company sells its product collections under the Everlast, Converse, Converse All Star, and MTV's The Grind and The Grind brand names through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 500 separate accounts, representing over 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, catalog operations and better mass merchandisers.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

  Net sales increased to $4,642,883 for the three months ended September 30, 1996 from $4,302,055 for the three months ended September 30, 1995, an increase of $340,828 or 7.9%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

  Gross profit increased to $1,736,070 for the three months ended September 30, 1996 from $1,292,331 for the three months ended September 30, 1995, an increase of $443,739 or 34.3%. Gross profit increased as a percentage of net sales to 37.4% from 30%. This increase as a percentage of net sales was primarily due to the Company's ability to maintain normal gross profit margins on sales of its products.

  Selling and shipping expenses increased to $895,317 for the three months ended September 30, 1996 from $610,932 for the three months ended September 30, 1995, an increase of $284,385, or 46.5%. Selling and shipping expenses as a percentage of net sales increased to 19.3% from 14.2%. This increase as a percentage of net sales was primarily attributable to an increase in advertising and promotional expenditures in order to facilitate the Company's continued and anticipated growth.

  General and administrative expenses increased to $453,692 for the three months ended September 30, 1996 from $345,630 for the three months ended September 30, 1995, an increase of $108,062, or 31.3%. General and administrative expenses as a percentage of net sales increased to 9.8% from 8.0%. The increase as a percentage of net sales was primarily attributable to an increased number of employees for the three months ended September 30, 1996 versus the comparable period in 1995 in order to facilitate the Company's continued and anticipated growth.

  Financial expenses decreased to $66,625 for the three months ended September 30, 1996 from $109,145 for the three months ended September 30, 1995, a decrease of $42,520 or 39%. Of the total financial expenses, interest expense was $23,641 for the three months ended September 30, 1996 compared to $40,893, a decrease of $17,252, for the three months ended September 30, 1995. Such decreases were primarily attributable to the decrease in the Company's net borrowings for the three months ended September 30, 1996 versus the comparable period in 1995.

  Operating income increased to $320,436 for the three months ended September 30, 1996 from $226,624 for the three months ended September 30, 1995, an increase of $93,812, or 41.4% for the reasons stated above. Operating income as a percentage of net sales was 6.9% for the three months ended September 30, 1996 as compared to 5.3% for the three months ended September 30, 1995.

  The Company earned $2,476 in other income for the three month period ending September 30, 1996 compared to $29,357 for the three months ended September 30, 1995, a decrease of $26,881. Other income as of September 30, 1995 represents an insurance claim relating to the theft of certain merchandise at its Canadian branch.

  The Company incurred a tax provision of $120,178 for the three months ended September 30, 1996 as compared to $4,775 for the three months ended September 30, 1995, an increase of $115,403. In 1995 the Company was able to utilize a net operating loss carryforward to completely offset income before taxes whereas in 1996 such carryforward was limited to $338,000.

  The Company had net income of $202,734 for the three months ended September 30, 1996 as compared to $251,206 for the three months ended September 30, 1995, a decrease of $48,472, or 19.3% for the reasons stated above.

NINE MONTHS SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

  Net sales increased to $11,807,476 for the nine months ended September 30, 1996 from $10,616,298 for the nine months ended September 30, 1995, an increase of $1,191,178 or 11.2%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

  Gross profit increased to $4,521,419 for the nine months ended September 30, 1996 from $3,498,025 for the nine months ended September 30, 1995, an increase of $1,023,394 or 29.3%. Gross profit increased as a percentage of net sales to 38.3% from 32.9%. This increase as a percentage of net sales was primarily due to the Company's ability to maintain normal gross profit margins on sales of its products.

  Selling and shipping expenses increased to $2,226,006 for the nine months ended September 30, 1996 from $1,595,242 for the nine months ended September 30, 1995, an increase of $630,764 or 39.5%. Selling and shipping expenses as a percentage of net sales increased to 18.9% from 15.0%. This increase as a percentage of net sales was primarily attributable to an increase in advertising and promotional expenditures in order to facilitate the Company's continued and anticipated growth.

  General and administrative expenses increased to $1,274,320 for the nine months ended September 30, 1996 from $998,940 for the nine months ended September 30, 1995, an increase of $275,380 or 27.6%. General and administrative expenses as a percentage of net sales increased to 10.8% from 9.4%. The increase as a percentage of net sales was primarily attributable to an increased number of employees and costs associated with existing as a public entity for the nine months ended September 30, 1996 versus the comparable period in 1995 in order to facilitate the Company's continued and anticipated growth.

  Financial expenses decreased to $210,700 for the nine months ended September 30, 1996 from $418,497 for the nine months ended September 30, 1995, a decrease of $207,797 or 49.7%. Of the total financial expenses, interest expense decreased to $31,199 for the nine months ended September 30, 1996 from $252,449 for the nine months ended September 30, 1995. Such decreases were primarily attributable to the decrease in the Company's net borrowings for the nine months ended September 30, 1996 versus the comparable period in 1995 based on the Company's receipt of the proceeds of its initial public offering, which was completed in May, 1995.

  Operating income increased to $810,393 for the nine months ended September 30, 1996 from $485,346 for the nine months ended September 30, 1995, an increase of $325,047, or 67% for the reasons stated above. Operating income as a percentage of net sales was 6.9% for the nine months ended September 30, 1996 as compared to 4.6% for the nine months ended September 30, 1995.

  The Company earned $19,859 in other income for the nine month period ending September 30, 1996 compared to $131,553 for the nine months ended September 30, 1995, a decrease of $111,694. Other income as of September 30, 1995 represents an insurance claim relating to the theft of certain merchandise at its Canadian branch.

  Provision for income taxes increased to $230,211 during the nine months ended September 30, 1996 from $13,085 for the nine months ended September 30, 1995, an increase of $217,126. In 1995 the Company was able to utilize a net operating loss carryforward to completely offset income before taxes whereas in 1996 such carryforward was limited to $338,000.

  The Company had net income of $600,041 for the nine months ended September 30, 1996 as compared to $603,814 for the nine months ended September 30, 1995, a decrease of $3,773 or .6% for the reasons stated above.

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

  Net cash provided by (used for) operating activities for the nine months ended September 30, 1996 was $101,518 compared to ($2,911,409) for the nine months ended September 30, 1995. This increase was primarily attributable to income before taxes in 1996. Such increase was partially offset by increases in inventory and prepaid expenses during the nine months ended September 30. 1996. Net cash provided by (used for) investing activities for the nine months ended September 30, 1996 was ($104,897) compared to ($19,585) for the nine months ended September 30, 1995. Net cash provided by (used for) financing activities was ($4,713) for the nine months ended September 30, 1996 compared to $3,072,641 for the nine months ended September 30, 1995. This decrease was primarily attributable to receipt of the proceeds from the Company's initial public offering completed in the nine months ended September 30, 1995.

  During the nine months ended September 30, 1996, the Company's primary need for funds was to finance working capital, including inventory, for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations to finance its operations and expansion. At September 30, 1996, working capital was $5,271,437 compared to $4,755,255 at December 31, 1995 an increase of $516,182. This increase was primarily attributable to an increase in inventory, income and prepaid expenses.

  Due from factor represents the amount payable to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Facility. At September 30, 1996 due from (to) factor was $2,937,268 as compared to $3,287,499 at December 31, 1995. The Company's inventory increased 51% to $2,685,836 at September 30, 1996 from $1,776,583 at December 31, 1995.

  In June 1994, the Company issued Convertible Notes (the "Convertible Notes") in an aggregate principal amount of $200,000. Noteholders had until May 31, 1995 to elect conversion, subject to a 15 day grace period. As of December 31, 1995, $50,000 of principal and all accrued interest was repaid to the Noteholders. The remaining $150,000 was converted to Common Stock, par value $.002.

  Management believes that funds provided by operations and available funds at the factor will provide it with sufficient working capital to support the anticipated continued growth of the Company's business through 1996 and 1997.

PART II.     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)    Exhibits

         Exhibit 27- Financial Data Schedule

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