Form 10KSB
period 1996-12-31
ACTIVE APPAREL GROUP INC
filed 1997-03-31
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File number:   0-25918

                           ACTIVE APPAREL GROUP, INC.
                 (Name of small business issuer in Its Charter)

        Delaware                                          13-3672716
--------------------------------             ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

1350 Broadway, Suite 2300,  New York, New York            10018
----------------------------------------------           --------
(Address of principal executive offices)                   Zip
Code

Issuer's Telephone Number (212) 239-0990
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
         Title Of Each Class                         On Which Registered
         -------------------                         -------------------

              None                                      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.002 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES /X/ NO / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

State issuer's revenue for its most recent fiscal year: $16,377,529

On March 6, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,094,000 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Nasdaq National Market on March 6, 1997.

The number of shares outstanding on March 6, 1997 was 2,452,287 shares of Common Stock, $.002 par value and 100,000 shares of Class A Common Stock, $.01 par value..

Documents Incorporated by Reference  -   None

Transitional Small Business Disclosure Format (Check one): YES / /  NO  /X/

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I

Item 1     Business..........................................................1
Item 2     Properties.......................................................10
Item 3     Legal Proceedings................................................10
Item 4     Submission of Matters to a Vote of Security Holders..............10


PART II

Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters............................................11
Item 6     Management's Discussion and Analysis or Plan of Operation........12
Item 7     Financial Statements.............................................14
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................15


PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...........15
Item 10    Executive Compensation...........................................17
Item 11    Security Ownership of Certain Beneficial Owners
                and Management .............................................22
Item 12    Certain Relationships and Related Transactions...................24
Item 13    Exhibits and Reports on Form 8-K.................................26


Signatures..................................................................30

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Active Apparel Group, Inc. (the "Company"), a Delaware corporation organized on July 6, 1992, is engaged in the design, manufacture, marketing and sale of women's activewear and sportswear featuring the widely-recognized Everlast7 trademark ("Everlast Products"), in the design, manufacture, marketing and sale of women's and girls' activewear and sportswear (excluding footwear) featuring the widely-recognized Converse(R) and Converse All Star(R) trademarks (the "Converse Products") and the design, manufacture, marketing and sales of unisex activewear and accessories featuring the widely- recognized "MTV's THE GRIND" and/or "THE GRIND" trademarks (the "MTV Products"). Generally, the Company has the exclusive right to use and distribute women's activewear and sportswear featuring the Everlast(R) trademark (constituting the Everlast Products) in the United States, its territories and possessions (collectively, the "United States") and Canada, its provinces, territories and possessions (collectively, "Canada"), the exclusive right to use and distribute women's and girls' activewear and sportswear (excluding footwear) featuring the Converse(R) trademarks (constituting the Converse Products) in the United States and the exclusive right to use and distribute unisex activewear and accessories featuring the MTV(R) trademarks (constituting the MTV Products) in the United States and Canada. SEE "PRODUCTS" AND "LICENSES." The Company is a member of the Sporting Goods Manufacturers Association, the National Sporting Goods Association and the Canadian Sporting Goods Association.

         The Company's strategy is to expand the Company's operations and to become a leading brand name supplier of women's activewear and sportswear and unisex activewear. Key elements of this strategy include:

   .  emphasizing   the  Company's   products  by   establishing   balanced  and
      diversified collections with various products, styles and price ranges.

   . maintaining a focused advertising and marketing program that seeks to maximize the visibility of the Company's products.

   . expanding the distribution system for the Company's products through relationships with a broad network of retailers in the United States, Canada and (subject to expanding the territories in which the Everlast Products, Converse Products and MTV Products are permitted to be sold) elsewhere.

         All of the Company's products are manufactured in the United States and in foreign countries by third party, independent manufacturing contractors, and are distributed through a variety of department stores, specialty stores, sporting goods stores, catalog operations, and better mass merchandisers representing approximately 500 separate customers in approximately 20,000 retail locations throughout the United States and Canada. SEE "SALES AND DISTRIBUTION."

PRODUCTS

         The Company's products consist of the Everlast Products, Converse Products, and the MTV Products, which are designed and marketed with a goal of a high level of brand name recognition and consumer preference by combining performance, market appeal and value. The Company performs extensive market research in attempting to provide its retail customers and consumers with functionality along with the most desirable styles, color schemes and fabrics. The Company has actively pursued a strategy of developing a balanced and diversified mix of products in order to maximize the brand name recognition and appeal to various demographic groups and geographic areas. The Company's product collections include:

         THE EVERLAST WOMAN COLLECTION. The Company sells a diverse collection of Everlast Products consisting of women's activewear and sportswear under the Everlast(R) trademark and logo. Since 1910, Everlast has gained wide recognition in professional and amateur boxing. The Company believes that the Everlast(R) name has become synonymous with quality athletic products. The Everlast Products seek to continue this tradition, while recognizing that the active woman has particular demands regarding quality, comfort and style in activewear and sportswear. The Everlast Products consist of approximately 40 separate products with varying styles and functions. These include fitness apparel and sportswear made of nylon, fleece, cotton, Lycra spandex, and other technical polyester fabrics with moisture management properties. The Everlast Products are designed to feature the Everlast(R) trademark and logo, and to focus on the use of appropriate fabric blends to maximize comfort and performance. The retail prices for the Everlast Products generally range from $15 to $70.

         THE CONVERSE FOR WOMEN COLLECTION. The Company sells a diverse collection of Converse Products consisting of women's and girls' activewear and sportswear under the Converse(R) and Converse All Star(R) trademarks and logos. Since 1908, Converse has gained wide recognition in men's and women's professional and amateur basketball. The Company believes that the Converse Products continue the Converse tradition of quality, style and performance. The Converse All Star for Women collection offers active lifestyle apparel with a fashion oriented approach. The collection includes: sports bras, shorts, leggings, tee shirts, sweatshirts, and jackets. The collection is designed to feature the Converse All Star trademark and to focus on the use of appropriate fabric blends to maximize comfort. The retail prices for the Converse Products generally range from $15 to $90.

         MTV'S THE GRIND COLLECTION. Since September 30, 1996 the Company has been selling a diverse collection of MTV Products consisting of unisex and women's and girls' activewear and accessories under the "MTV's THE GRIND"(R) and "THE GRIND" name, trademark and logo. Since August 1992 "The Grind" has been a popular dance series on MTV. MTV has developed a successful line of exercise home videos based on "The Grind", including "THE GRIND WORKOUT! HIP HOP AEROBICS" and "THE GRIND WORKOUT! FITNESS WITH FLAVA". The Company understands that both videos are platinum sellers and are consistently among the top three sellers on the BILLBOARD exercise video charts. Presently, "THE GRIND WORKOUT! STRENGTH AND FITNESS" exercise home video features products from the Company's Grind collection. Additionally, a forthcoming "Grind" exercise video expected to be released in the fall of 1997 will feature products from the Company's Grind collection. The MTV Products seek to tap into consumers' passions for music, fitness and fashion. The products include tank tops, unitards, leggings, loose fitting baggy shorts and pants and double mesh shorts that are fashion forward yet performance driven. The collection is designed to feature The Grind(R) trademark and to focus on the use of appropriate fabric blends to maximize comfort. The retail prices for the MTV Products generally range from $16 to $50.

         PRODUCT DEVELOPMENT. The Company's merchandising and design staff analyzes demographic, market, style, fashion and fabric and technical developments and attempts to make the necessary adjustments in product mix, construction, design, styles, fabrics and colors in response to these developments. Members of the merchandising and design staff also coordinate their activities with the Company's production and sales staff, consult with buyers, visit retail outlets and attend fashion and trade shows to gather additional information during the design process. Sources of design and prints include, for example, industry fashion analyses, the Company's products from previous years and freelance artwork (which, if purchased by the Company, is typically copyrighted).

         After a particular product concept has been designed, members of the design staff prepare schematics containing the proposed styles, patterns and fabrics, which are reviewed by senior members of the Company's management prior to prototype construction. Prototypes of a potential new product are then constructed and subjected to numerous tests for fit, comfort, quality, functionality and consumer acceptance. New designs are previewed to buyers and certain retail accounts for input as to which styles are likely to be the most popular. In addition, the Company's performance products are given to fitness professionals for use and evaluation. The Company's goal is to minimize the risk of changing fashion trends or consumer preferences, although no assurance can be given that this objective can be achieved.

LICENSES

         EVERLAST LICENSE. The Company obtained the Everlast license ("Everlast License") of June 1, 1992 pursuant to assignment dated July 7, 1992. Generally, the Everlast License grants to the Company the exclusive right and license to use the Everlast(R) trademark in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of women's activewear and sportswear in the United States and Canada during the term of the Everlast License. Everlast World's Boxing Headquarters ("Everlast") reserved the right to use or license the Everlast(R) trademark on products other than women's activewear and sportswear within the United States and Canada, and the right to use or license such trademark outside the United States or Canada. Everlast has also reserved the right to sell, in the United States or Canada, women's activewear and sportswear in Everlast's product catalogs or flyers, but may not sell such products for less than the lowest price offered by the Company.

         The term of the Everlast  License  ends on December  31,  2002,  but is renewable at the option of the Company for up to two successive five year periods commencing January 1, 2003 and January 1, 2008, assuming the Company is not then in default under the Everlast License and assuming that the Company achieves net sales in the United States of Everlast Products of at least $10,500,000, and in Canada, of at least $2,500,000 (assuming an exchange ratio of $.746) for the exercise of the first option and achieves net sales in the United States of at least $14,250,000 and in Canada of at least $3,700,000 (assuming an exchange ratio of $.746) for the exercise of the second option. The Everlast License may be terminated in whole, or only as to certain Everlast Products, if the Company fails to fulfill its material obligations thereunder (including payments of royalties or other amounts due), fails (beyond the cure period) to use diligent efforts to promote, advertise, manufacture, sell or ship any Everlast Product, or to fill accepted orders for Everlast Products to financially secure purchasers. See "MANUFACTURING AND SUPPLIERS." The Everlast License may also be terminated if net sales of Everlast Products do not exceed certain minimum levels, or if the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding. To date, the Company has been in compliance with the Everlast License.

         Under the Everlast License, the Company is required to make royalty payments to Everlast of 6% of net sales (as defined therein), subject to minimum annual payments, which increase over the term (as extended) of the Everlast License. The Company is also required to make advertising expenditures of at least 2.5% of net sales of Everlast Products, subject to annual minimum expenditure levels. The minimum annual royalty payments under the Everlast License for sales in the United States are $240,000 and $450,000 for 1996 and 1997 ($90,000 and $98,500 with respect to sales in Canada), respectively. The minimum annual advertising expenditures required under the Everlast License for sales in the United States are $100,000 and $187,500 for 1996 and 1997 ($37,500 and $41,000 with respect to sales in
Canada), respectively. (The foregoing amounts in US dollars assume an exchange ratio of $.746). To date, all required levels have been met or exceeded. Royalty payments and advertising expenditures are not required with respect to sales of Everlast Products to Everlast, as discussed above. The Company is also obligated to maintain product quality control, obtain prior approval of designs and standards, and marketing, advertising and distribution programs, and may be required to indemnify Everlast against any losses resulting from alleged defects in the Everlast Products arising out of the Company's performance under the Everlast License or the manufacture, promotion or sale of such products in violation of applicable laws or third-party rights. The Everlast License requires that the Company secure and maintain product liability insurance, which the Company has done. Under and subject to the terms of the Everlast License, Everlast is required to indemnify the Company against any losses arising out of the use of the Everlast(R) trademark or the exercise by the Company of its rights under the Everlast License. Everlast is also required, generally, to defend the Company's rights to use the Everlast(R) trademark pursuant to the Everlast License.

         The Everlast License also requires the Company to maintain, during the term thereof, letters of credit in favor of Everlast for an amount equal to the minimum annual amounts due to Everlast under the Everlast License from time to time. The Company is in compliance with this requirement.

         CONVERSE LICENSE. The Company and Converse Inc. entered into a Trademark License Agreement on May 20, 1994 (the "Converse License"). Generally, the Converse License grants to the Company the exclusive right to use the Converse(R) and Converse All Star(R) trademarks described therein in connection with the manufacture, import, advertisement and promotion, sale and distribution of women's and girls' activewear and sportswear in the United States during the term of the Converse License.

         The term of the Converse License ends on September 30, 1998, but is automatically renewable, at the option of the Company, for an additional two-year period (through September 30, 2000) if the Company sells $5,000,000 of Converse Products from October 1, 1997 to September 30, 1998. The Converse License may be terminated due to, among other reasons, a change in more than 20% of the ownership or control of the Company (other than as a result of a public offering), an uncured failure by the Company materially to perform any of its obligations thereunder (including payments of royalties and other amounts due), or the Company voluntarily or involuntarily entering into a bankruptcy or similar proceeding.

         Under the Converse License as currently in effect, the Company is required to make royalty payments to Converse of 7% of net sales (as defined therein), subject to guaranteed minimum annual payments, irrespective of net sales, of $280,000 with respect to the contract period from May 20, 1994 to September 30, 1996 and the contract period from October 1, 1996 to September 30, 1997, increasing to $350,000 with respect to the contract year from October 1, 1997 to September 30, 1998. If the Converse License is renewed beyond September 30, 1998 (through September 30, 2000), the guaranteed minimum annual royalty payment would equal the greater of (i) 75% of the actual royalties payable for the prior contract year or (ii) an amount equal to the guaranteed royalty payment for the prior contract year plus 10% of such minimum payment. The Company is also required to make advertising expenditures of at least 2% of net sales and to provide Converse, at no charge, Converse Products valued at 1% of net sales, for promotional purposes. Generally, the Company is also obligated to sell to Converse, at a price equal to the lower of the Company's lowest U.S. wholesale price (less the royalties payable to Converse) or the Company's cost plus 15%, such quantities of Converse Products as Converse orders, which products may be resold by Converse owned retail stores. Converse may also license third parties to provide Converse-branded women's and girls' activewear and sportswear in connection with premiums, "giveaways" or promotional arrangements (with the approval of the Company). Converse is also permitted to grant a license to any third party to manufacture, in or outside the United States, women's and girls' activewear and sportswear for distribution outside the United States.

         The Converse License requires Converse to indemnify the Company against any losses arising out of the Company's use of the Converse(R) trademarks or Converse's wrongful conduct, although Converse is not required to take any action relating to any infringements or counterfeits of, or any unfair competition affecting the Converse(R) trademarks covered by the Converse License (nor is the Company permitted to take any such action without the prior approval of Converse). The Converse License also provides for the indemnification of Converse by the Company against all losses arising from product liability claims, but excluding claims based on alleged design defects. The Converse License requires the Company to secure and maintain product liability insurance, which the Company has done. To date, the Company has been in compliance with the Converse License.

         MTV LICENSE. The Company and MTV Networks entered into a License Agreement on March 28, 1996 (the MTV License). Generally, the MTV License grants to the Company the exclusive right and license to use "MTV's THE GRIND"(R) and/or "THE GRIND"(R) trademarks, names and logos in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of unisex and women's activewear and accessories in the United States and Canada during the term of the MTV License. The license is non-exclusive with respect to the licensed products known as t-shirts and caps until such time as MTV Network's ("MTVN") existing license agreement with another licensee for such licensed products expires, and at such time, it will be exclusive. MTVN has reserved the right to use or license the "MTV's THE GRIND"(R) and/or "THE GRIND"(R) trademarks on products other than unisex and women's activewear and accessories in the United States and Canada and the right to use or license such trademarks outside the United States or Canada. MTVN has also reserved the right to sell the licensed products in the United States or Canada through premium offers, combination and giveaway sales, direct response, direct mail, home shopping type of networks, sales clubs, incentive programs and any MTVN or affiliated companies' retail outlets. MTVN is permitted to grant a license to any third party to manufacture, in or outside the United States, unisex and women's activewear and accessories for distribution outside the United States.

The term of the MTV License is from April 30, 1996 through January 31, 1999 but is automatically renewable, at the option of the Company, for an additional two-year period (February 1, 1999 through January 31, 2001) if the Company sells $3,500,000 of MTV Products during the License Term and provided that the Company has satisfactorily performed its obligations under the License. The MTV License may be terminated if, among other reasons, the Company disposes of all or substantially all of its business or assets to a third party, George Horowitz is no longer President of the Company, there is an uncured failure by the Company materially to perform any of its obligations thereunder (including payments of royalties) or the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding.

   Under the MTV License, the Company is required to make royalty payments to MTVN of 8% of net sales (as defined therein), subject to guaranteed minimum annual payments, irrespective of net sales, of $200,000 with respect to the contract term. If the MTV License is renewed beyond January 31, 1999, the guaranteed minimum annual royalty payment would equal $320,000. The Company is also required to make advertising expenditures of at least 2% of net sales.

         The MTV License requires MTVN to indemnify the Company against any losses arising out of the Company's use of the MTV trademarks or MTVN's wrongful conduct, although MTVN is not required to take any action relating to any infringements or counterfeits of, or any unfair competition affecting the MTV trademarks covered by the MTV License (nor is the Company permitted to take any such action without the prior approval of MTVN). The MTV License also provides for the indemnification of MTVN by the Company against all losses arising from product liability claims, but excluding claims based on alleged design defects. The MTV License requires the Company to secure and maintain product liability insurance, which the Company has done. To date, the Company has been in compliance with the MTV License.

MARKETING, ADVERTISING AND PROMOTIONS

         The Company advertises and promotes the Everlast Products, Converse Products and MTV Products (as required under the Everlast License, Converse License and MTV License, respectively) to different consumer segments through a variety of trade and consumer print advertising campaigns, generally in selected magazines and other publications (including VOGUE, SPORTSTYLE and WOMEN'S WEAR DAILY), designed and focused to provide high visibility for such products. The Company's advertising and promotional efforts are designed to appeal to the demographic customer profile for the Company's products. The Company maintains its own marketing and advertising staff that oversees the conception, development and implementation of most aspects of the Company's advertising and sales promotions. The Company's in-house staff also develops catalogs for all of its product lines.

         The Company uses several methods to advertise and promote its products. The Everlast Products, Converse Products and MTV Products and the Company have received exposure through coverage in both the print and television media. Additionally, the Company takes part in various cooperative advertising programs such as national advertising, in-store signage, point-of-purchase promotional giveaways and cooperative advertising arrangements with several of its retail customers. In 1994, the Company established cooperative advertising programs with DuPont Inc. and Cotton Inc. The Company believes that its cooperative advertising programs assist in raising consumer awareness and increasing retail floor space for its products.

         The Company also believes that grass roots promotion programs, such as the limited distribution of samples of its products to local gyms, athletic clubs and fitness professionals, help to advance the recognition and reputation of its products. In addition, the Company has focused many of its promotional programs on charitable and community events, such as AThe New York Race for the Cure@ of breast cancer, "The City of Hope Workout For Hope" for AIDS related research, "Share-A-Walk" New York Fundraiser to raise awareness in the fight against cancer, and "The J-Cap Dream Team" performance group that travels into city schools promoting anti-drug messages. The Company has also sponsored high school and college women's basketball teams and cheerleading squads.

         The Company also attends and participates in the Atlanta Supershow, National Sporting Goods Association Show and other appropriate trade shows.

MANUFACTURING AND SUPPLIERS

   The Company does not itself manufacture any of its products, but uses third-party, independent contractors for the manufacture of all such products. Since mid-1993, approximately 75% of the

Company's products have been supplied by manufacturers in the United States while the remaining 25% has been imported from manufacturers located in foreign nations, principally in Asia. Currently, the Company uses over ten separate manufacturers. While the Company has no written agreements with any of its contractors, the Company believes that its relationships with such contractors are good. The Company does not believe that the loss of any particular contractor would have a material adverse effect on its business. If necessary, the Company believes that alternative sources of products would be readily available, although no assurance can be given. The supply of the Company's foreign-sourced products is subject to constraints imposed by bilateral textile agreements between the United States and foreign nations, which impose quotas on the amounts and types of goods which can be imported into the United States. Consequently, some of the Company's source of products may be adversely affected by political instability resulting in the disruption of trade from foreign nations in which the manufacturers are located, the imposition of additional regulations relating to imports or duties and taxes and other charges on imports. In order to ensure quality control and timely delivery, the Company (or its agents) conducts on-site inspections at manufacturers' facilities, as more fully described herein. See "QUALITY CONTROL." The Company's strategy is to find manufacturers with specific product category expertise (such as fitness apparel, T-shirts or outerwear) and extensive experience in the major athletic brand name apparel industry. The Company has no long-term agreements with any of its manufacturers and competes with other apparel companies for production capacity.

         At December 31, 1995, the Company's inventory was $1,776,583 on net sales during Fiscal 1995 of $14,781,208, with a backlog of orders for future delivery of $2,819,472. At December 31, 1996, the Company's inventory was
$2,757,700 on net sales during Fiscal 1996 of $16,377,529 with a backlog of orders for future delivery of $3,117,892. The Company has implemented an Electronic Data Interchange (EDI) Quick Response Replenishment System by which customer orders are facilitated in seven working days. This system requires an inventory of basic items that are excluded from the "just in time" inventory program. Higher levels of inventory are required to operate a quick response replenishment program. Such levels of inventory are needed as sales orders are generally received and shipped within a seven day period. Other than the above EDI Quick Response Replenishment System, the Company practices a "just in time" manufacturing and purchasing program. The Company makes arrangements with its manufacturers for delivery approximately 30 days before the scheduled shipment of products to the Company's customers. The objectives of the Ajust-in-time@ system are to decrease the Company's inventory risk and to allow the Company flexibility to react to consumer responses to its products and changing consumer preferences. The Company believes that these objectives are currently being achieved, although no assurance can be given that such objectives will continue to be partially or fully achieved in the future. The Company schedules shipments from its manufacturers in a manner that accounts for possible manufacturing lateness and transport time from manufacturers to the Company's warehouse facilities. Although manufacturing lateness has not been a material factor through the present date, the inability or unwillingness of a manufacturer to ship orders of the Company's products in a timely manner could adversely affect the Company's ability to deliver products to its customers on time. Delay in delivery could result in missing certain retailing seasons with respect to all or some of the Company's products, or could adversely affect the Company's relationship with its customers, which could have a material adverse effect on the Company's business.

         At December 31, 1996, the Company's backlog of unfilled orders was $3,117,892 as compared to $2,819,472 as of December 31, 1995. The Company expects that substantially all of its current orders will be shipped within 120 days of the receipt of such orders. The Company's backlog can be affected by a variety of factors, including scheduling of manufacturing, shipment of products and customer preferences. The Company has an on-line computerized order-entry system which allows the Company to receive orders by computer and to follow daily the status of orders received, shipped and unfilled.

SALES AND DISTRIBUTION

         The Company's products are distributed through department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers. The Company distributes its products to approximately 500 separate customers in approximately 20,000 retail locations throughout the United States and, with respect to the Everlast Products, Canada. The Company's products are sold by retailers such as J.C. Penney, Sears, Burdines, Mervyn's, Bloomingdale's, Macy's, Lord & Taylor, Nordstrom, Robinson's May, Dillards, Oshmans, Sportmart, Sports Chalet, The Sports Authority and the Army Air Force Exchange and through catalog operations such as Victoria's Secret, Proactive and Sears-Canada. In Canada, the Company's products are sold by such retailers as The Bay, Sears- Canada, Eaton's, Sports Experts and Champs. For the year ended December 31, 1995, two customers accounted for approximately 28% of sales, and for the year ended December 31, 1996 two customers accounted for approximately 24% of sales. The Company's strategy is to expand its network of retailers carrying the Company's products, and is focused on department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

         The Company currently has five in-house sales representatives. George Horowitz, President and Chief Executive Officer, and Rita Cinque, Executive Vice President, of the Company, manage these representatives and coordinate sales to customers. The Company works closely with its sales representatives to ensure that a consistent and unified image of the Company is projected to its customers.

         The Company cooperates with major retailers to gauge promptly which styles are the most popular and to track consumer preferences regarding the Company's products. Based upon its market data, as well as information gained from trade shows, the Company attempts to shift its production orders towards styles that are most popular, which shift may take up to a maximum of eight weeks. Many of the retail stores offering the Company's products rely upon the Company's market information and solicit the Company's advice regarding the products and quantities to order. Additionally, most of the Company's products are manufactured in the United States, reducing, in many instances, the amount of time between orders placed by the Company with its manufacturers and shipments by such manufacturers. The Company believes that its market information gathering and shifting in production efforts toward more popular styles also reduces inventory risk.

         During Fiscal 1995, foreign sales accounted for 9.1% of the Company's net sales, all of which were in Canada, and during 1996, foreign sales accounted for 7.7% of the Company's net sales, all of which were also in Canada.

         Consistent with industry practice, the Company generally accepts returns of any products with defects in materials or workmanship or which do not otherwise meet the quality standards of the Company or its customers for up to 30 days. The Company believes that it has experienced historical return levels that are better than the industry norms of 3% to 5%, although no assurance can be given that such levels can be sustained. Chargebacks are deductions from the purchase price with or without the Company's consent, taken by customers which may or may not be justified or which may be taken pending the receipt from the Company of additional information concerning the order. Chargebacks have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales of the Company's products. The Company experienced chargeback levels of approximately 3.3% during 1996, which is consistent with the industry norms of 3% to 5%. In 1995, the Company experienced chargeback levels of approximately 3.9%. No assurance can be given that such levels can be maintained.

QUALITY CONTROL

         Because the Company emphasizes the fit, performance and quality of its products, the Company places high priority on quality control. The Company has established stringent quality control procedures under which domestic and international production of the Company's products at independent manufacturing locations is inspected by agents of the Company who visit each independent manufacturing contractor at such frequency as is necessary to ensure compliance with the Company's specifications and delivery requirements and in order to meet the Company's shipping schedules. Prior to manufacture in large quantities, the Company receives samples of its products for investigation, and if necessary, alteration. The Company performs various tests, including fit tests on live models, to ensure that the product meets specifications prior to the shipping of product by the Company. In addition, senior employees of the Company periodically personally inspect the manufacturing process and quality of products.

         The Company believes that its relationships with its warehouses, customs brokers and international consolidators are an important part of its quality control program. The Company views its service organizations as important resources in maintaining high standards for its products and assisting in the reliable and timely delivery of its products to its retail customers.

COMPETITION

         The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, many of whom have greater financial and manufacturing resources than the Company. The Company believes that it has been able to compete in the brand name women's activewear and sportswear market because of the high brand name recognition, high quality and affordability of its products. The Company's products may also compete with lower-priced women's and girls' activewear and sportswear products which may or may not be brand name products. The Company believes that its principal competitors in the brand name women's activewear and sportswear industry are Nike, Reebok, Adidas, Fila, The Weekend Exercise Company and Danskin. Competition in the activewear and sportswear segment of the apparel industry is based on price, design, quality, name recognition and the ability to respond quickly to changing consumer preferences.

CANADIAN BRANCH

         The Company has a Canadian branch (A.A.G. Vetements-Amerique Inc.) that markets the Everlast Products in Canada. In September 1993, the Company engaged a consultant ("Canadian Consultant") pursuant to a consulting agreement (the "Consulting Agreement") to assist the Company in the sale, distribution and marketing of the Everlast Products in Canada through such branch. The initial term of the Consulting Agreement expired on December 31, 1996, but was renewed for a one-year period pursuant to a provision in the Consulting Agreement providing for automatic renewal for successive one-year periods unless the Company gives notice of termination or if the Everlast License relating to Canada is terminated or otherwise ceases to be in effect. The Consulting Agreement provides for the payment to the Canadian Consultant of an annual fee of U.S. $60,000, plus designated commissions based, generally, on the Company's net sales and pre-tax profits in Canada, and reimbursement of expenses.

         During Fiscal 1995, net sales from operations in Canada aggregated U.S. $1,352,266, and during fiscal 1996 such net sales aggregated U.S. $1,273,286. With the exception of exchange rate fluctuations, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations. The Company does not believe that exchange rate fluctuations have had a material adverse effect on the Company's results of operations, although there can be no assurance that such fluctuations, with respect to its Canadian operations, will not have a material adverse effect on the Company's results of operations in the future.

EMPLOYEES

         As of March 6, 1997, the Company had 24 employees, all of whom were employed by the Company on a full-time basis. In addition, the Company may employ additional full-time and part-time employees in connection with the design, marketing and sale of its products as and if the need arises. The Company currently hires temporary employees from time to time as needed. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases its principal executive offices in New York City. The original lease provides for an annual base rent of $98,529 through January 31, 1997, and for an annual base rent of $93,672 starting February 1, 1997 and expiring January 31, 2000. This space, which occupies approximately 3,981 square feet, also includes a showroom for the Everlast Products. In July 1994, the Company increased the space it leases at its offices in New York City by 2,523 square feet to establish a showroom for its Converse Products and to accommodate additional employees. Such lease provides for an annual base rent of $57,902, became effective October 1, 1994 and expires January 31, 2000. In January 1996, the Company increased the space it leases at its offices in New York City by 656 square feet to accommodate additional employees. Such lease provides for an annual base rent of $15,055, became effective January 1, 1996 and expires January 31, 2000. The Company leases approximately 1,200 square feet of office and showroom space in Montreal, Canada at an annual base rent of $18,000 Canadian Dollars. The lease expires in April 1997. The Company expects the lease to be renewed on similar terms.

         The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future. In the event the Company requires additional facilities in the future, the Company believes additional facilities would be available at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

   (a)   The Company is not a party to any material litigation.
   (b) No legal proceedings were terminated during the fiscal year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the last quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock has been quoted on the Nasdaq National Market since August 14, 1996 under the symbol "AAGP". Previously, the Company's common stock had been quoted on the Nasdaq Small Cap Market (since May 4, 1995) under the same symbol. The following table sets forth, for the period indicated, the highest and lowest bid quotations for the common stock, $.002 par value (the "Common Stock"), as reported by the Nasdaq system.

                                    1995
                        HIGH                         LOW
                        ----                         ---
1st Quarter             N/A                          N/A
2nd Quarter(1)          10 1/2                        7 1/4
3rd Quarter             11 1/4                        9 3/4
4th Quarter             13 1/4                       11 1/4

                                    1996
                        HIGH                         LOW
                        ----                         ---

1st Quarter             15 1/4                       12 1/2
2nd Quarter             15 1/4                       13 13/16
3rd Quarter             14 3/4                       13 3/4
4th Quarter             15 1/2                       14

                                    1997
                        HIGH                         LOW
                        ----                         ---
1st Quarter(2)          15 9/16                      14 3/4

(1) Starting from May 4, 1995
(2) Through March 6, 1997.

HOLDERS

      As of February 25, 1997 there were 110 record holders of the Company's Common Stock (this number does not include an indeterminate number of stockholders whose shares are held by brokers in "street name"), and one record holder of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock"). Based upon information received from some of these record holders, the Company believes there are more than 400 beneficial holders of the Company's Common Stock.

DIVIDENDS

      The Company has never paid dividends on its Common Stock or its Class A Common Stock. The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not anticipate the payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL.


GENERAL

         The Company is a designer, marketer and supplier of women's activewear and sportswear, and unisex activewear and accessories. The Company sells its principal product collections under the EVERLAST, CONVERSE and MTV brand names through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to approximately 500 separate accounts, representing approximately 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

         On May 4, 1995 the Company completed an initial public offering of 640,000 shares of Common Stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

         The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESULTS OF OPERATIONS

         YEAR END 1996 COMPARED TO YEAR END 1995

         Net sales increased to $16,377,529 for the year ended December 31, 1996 from $14,781,208 for the year ended December 31, 1995, an increase of $1,596,321 or 10.8%. This increase was principally attributable to increased sales volume of the Company's products, continued market penetration and acceptance of the Company's products and increased orders from established accounts. In 1996 the Company experienced an increase in net sales in each of the four quarters versus comparable 1995 periods.

         Gross profit increased to $6,186,613 for the year ended December 31, 1996 from $4,895,597 for the year ended December 31, 1995, an increase of $1,291,016 or 26.4%. Gross profit increased as a percentage of net sales to 37.8% from 33.1%. This increase as a percentage of net sales was primarily due to the Company's ability to maintain normal gross profit margins on sales of its products.

         Selling and shipping expenses increased to $3,089,749 for the year ended December 31, 1996 from $2,255,884 for the year ended December 31, 1995, an increase of $833,865 or 37.0%. Selling and shipping expenses as a percentage of net sales increased to 18.9% from 15.2%. This increase as a percentage of net sales was primarily attributable to an increase in advertising and promotional expenditures and additional employees. Management believes its marketing efforts have helped create a stronger brand awareness and increased the market penetration of its products.

         General and administrative expenses increased to $1,723,258 for the year ended December 31, 1996 from $1,473,381 for the year ended December 31, 1995, an increase of $249,877 or 17.0%. General and administrative expenses as a percentage of net sales increased to 10.5% from 9.9%. The increase as a percentage of net sales was primarily attributable to an increased number of employees for the year ended December 31, 1996 versus the year ended December 31, 1995 in order to facilitate the Company's continued growth.

         Financial expenses decreased to $291,880 for the year ended December 31, 1996 from $480,663 for the year ended December 31, 1995, a decrease of $188,783 or 39.3%. This decrease was primarily attributable to the decrease in the Company's net borrowings for the year ended December 31, 1996 versus the year ended December 31, 1995. Of the total financial expenses, interest expense decreased to $27,767 for the year ended December 31, 1996 from $255,964 for the year ended December 31, 1995. Such decrease is due to reduced borrowings under the credit facility (the "Century Facility") with Century Business Credit Corporation ("Century") primarily due to proceeds from the initial public offering.

         Operating income increased to $1,081,726 for the year ended December 31, 1996 from $685,669 for the year ended December 31, 1995, an increase of $396,057 or 57.8% for the reasons stated above. Operating income as a percentage of net sales was 6.6% for the year ended December 31, 1996 as compared to 4.6% for the year ended December 31, 1995.

         The Company earned $21,367 in other income for the year ended December 31, 1996 compared to $135,139 for the year ended December 31, 1995, a decrease of $113,772. In 1995, $94,924 of other income represents an insurance recovery relating to the theft of certain merchandise at its Canadian branch.

         The Company incurred a tax provision of $391,845 for the year ended December 31, 1996 as compared to a tax recovery of $24,271 for the year ended December 31, 1995. In 1996 the Company had remaining only $338,000 of its net operating loss carryforward to offset taxable income, compared to 1995 when the Company was able to completely offset income before taxes by use of the net operating loss carryforward.

         The Company thus had net income of $711,248 for the year ended December 31, 1996 as compared to $845,079 for the year ended December 31, 1995, a decrease of $133,831 or 15.8% for the reasons stated above.

         1997 OUTLOOK

         The retail environment, particularly as it relates to apparel, in both the United States and Canada is expected to continue to be weak. Speculation remains that further consolidation will continue. Additionally, competition from other branded companies is expected to intensify. Despite these factors, management believes significant opportunities exist to allow for continued growth over the next year, although no assurance can be given that such growth will occur. The addition of the MTV Products to the Company's product mix has been well received to date and both the Converse and Everlast Products have continued to increase market penetration.

LIQUIDITY AND CAPITAL RESOURCES

         On May 4, 1995, the Company completed an initial public offering of 640,000 shares of Common Stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of

$319,180, were $3,680,820. Upon completion of the offering, the Company applied $3,600,000 of the net proceeds towards its loan balance under the Century Facility while the balance was applied to general working capital.

         Net cash provided by (used for) operating activities for the year ended December 31, 1996 was $360,249 compared to ($2,864,839) for the year ended December 31, 1995. This increase was primarily attributable to an increase in the funds held at the factor at December 31, 1995 as the result of the initial public offering. Net cash used for investing activities for the year ended December 31, 1996 was $206,639 compared to $59,363 for the year ended December 31, 1995. Net cash provided by (used for) financing activities was ($124,713) for the year ended December 31, 1996 compared to $3,036,520 for the year ended December 31, 1995. This decrease was primarily attributable to the Company's initial public offering in 1995.

         During the year ended December 31, 1996, the Company's primary need for funds was to finance working capital, including inventory, for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At December 31, 1996, working capital was $4,940,176 compared to $4,755,255 at December 31, 1995, an increase of $184,921. This increase was primarily attributable to profitability.

         Due from factor represents the amount receivable to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Facility. At December 31, 1996 due from factor was $2,896,273 as compared to $3,287,499 at December 31, 1995. The Company's inventory increased 55.2% to $2,757,700 at December 31, 1996 from $1,776,583 at December 31, 1995.

         In June 1994, the Company issued Convertible Notes (the "Convertible Notes") in an aggregate principal amount of $200,000. Noteholders had until May 31, 1995 to elect conversion, subject to a 15 day grace period. As of December 31, 1995 $50,000 of principal and all accrued interest was repaid to the noteholders. The remaining $150,000 was converted to Common Stock. The number of shares of Common Stock issued upon the conversion of the Convertible Notes was based upon an average of the highest and lowest bid quotations of the Common Stock over a specified period of ten trading days.

         1997 OUTLOOK

         Management anticipates it will retain a net receivable position under the Century Facility, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in net borrowings, and excess working capital will be sufficient to fund the Company's anticipated growth over the next 12 months.


ITEM 7.  FINANCIAL STATEMENTS.

         See page 1f.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENT   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         On and effective as of May 24, 1995, the Company informed Morgenstern & Alexander ("Morgenstern & Alexander"), certified public accountants, that the Board of Directors of the Company (including the Audit Committee thereof) had decided not to continue the engagement of Morgenstern & Alexander and had approved the engagement of Berenson & Company LLP as the Company's new independent certified public accountants ("Berenson") to audit the Company's financial statements (beginning with the fiscal year ending December 31, 1995) and to assist the Company in the preparation of its annual, quarterly and other reports under the Securities Exchange Act of 1934, as amended.

         Morgenstern & Alexander's reports on the financial statements for each of the past two fiscal years of the Company ended December 31, 1994 and December 31, 1993, respectively ("Applicable Fiscal Years"), did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Applicable Fiscal Years and during the interim period since December 31, 1994, there was no disagreement between the Company and Morgenstern & Alexander on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Morgenstern & Alexander, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

         In connection with a Form 8-K filed by the Company with the SEC on May 24, 1995, Morgenstern & Alexander agreed with the Company's statements that there were no other reportable events or disagreements to report in response to
Item 304(a) of Regulation S-B, while noting that it had not performed any accounting functions or assisted the Company for any financial statements for any periods subsequent to December 31, 1994.

         PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's executive officers and directors are as follows:

NAME                   Age              Position

George Horowitz        46      President;  Chief Executive Officer;  Chairman of
                               the Board; Treasurer; Director(1)
James Anderson         60      Vice Chairman of the Board; Director(1)(2)
Donald J Horowitz      61      Legal   Counsel;   Director;   Secretary  of  the
                               Board(1)
Rita Cinque            31      Executive  Vice   President;   Secretary  of  the
                               Company; Director(3)
Larry Kring            56      Director(2)(3)
Edward Epstein         57      Director(2)(3)
Angelo Giusti          46      Director(2)

(1) Member of the Executive Committee of the Board of Directors
(2) Member of the Compensation Committee of the Board of Directors
(3) Member of the Audit Committee of the Board of Directors

         MR. GEORGE HOROWITZ has been the President, Chief Executive Officer, Treasurer and a director of the Company since its inception in July 1992. Since January, 1996 he has been Chairman of the Board. From October 1990 to January 1993, Mr. Horowitz was President and a director of Total Impact, Inc., an activewear apparel company in New York City. From March 1976 to March 1990, Mr. Horowitz was employed by Golden Touch Imports, Inc. (AGolden Touch@), an apparel company in New York City, where he served as Vice President-Operations and was a shareholder of that company. He is currently serving on the Fitness Apparel Council as an industry advisor of the Sporting Goods Manufacturers Association. Mr. Horowitz is the brother of Donald Horowitz, the Legal Counsel and a director of the Company, and the uncle of Russell Horowitz, Director of Investor Relations of the Company.

         MR. ANDERSON has been a director of the Company since August 1992 and was Chairman of the Board from January 1994 through December 1995. Since January, 1996 he has been Vice-Chairman of the Board. Since August 1996, he has been Managing Partner of Millenium Venture Management LLC, and CEO of Compucolor LLC, an anti-graffiti company. From July 1987 he was a management consultant in restructuring businesses. From 1981 to 1987, he was President of Pacific First Financial Corp. and Pacific First Federal Savings Bank, and in 1984, also became chairman of the board and CEO of each company. He has served on the boards of directors of numerous business, civic, arts and educational organizations and is a member of the Whitman College Board of Overseers. He is currently a member of the Board of Directors of HERS Interactive, Inc. a software publishing company, the Washington Hospital Insurance Fund and the Washington Casualty Company.

         MR. DONALD J HOROWITZ has been a director of the Company since August 1992, General Counsel of the Company from September 1994 through August 1996, and Legal Counsel of the Company since September 1996. Mr. Horowitz has been a Superior Court Judge of the State of Washington, a Senior Assistant Attorney General of the State of Washington and a law school adjunct professor. From January 1977 to June 1990, Mr. Horowitz was a partner in the law firm of Levinson, Friedman, Vhugen, Duggan, Bland & Horowitz, and since July 1990, has been Of Counsel to the law firm of DeFunis & Balint. Mr. Horowitz also serves as a mediator and arbitrator. He has served on numerous governmental, business and civic boards and commissions.

         MS. CINQUE has been Executive Vice President and a director of the Company since May 1994. From April 1993 to May 1994, she was Vice President - Operations, of the Company, and from August 1992 to April 1993, she served as a consultant to the Company in operations management. From November 1990 to August 1992, Ms. Cinque was the President of ITEW, Ltd., a management consulting company in the apparel industry. In 1986, she was a founding member of Women in International Trade, an organization to promote international trade, where she served as a director from January 1990 to January 1993.

         MR. KRING has been a director of the Company since January 1993 and has served as Vice-Chairman of the Board of Directors since January 1994. Since August 1993, Mr. Kring has been a Group

Vice President of Esterline Technologies, a diversified instrumentation, equipment and component manufacturing company listed on the New York Stock Exchange and located in Bellevue, Washington. From July 1978 to July 1993, Mr. Kring was the President and Chief Executive Officer of Heath Tecna Aerospace Company, a manufacturer of aircraft interior and aerospace components and a division of Ciba-Geigy Corporation.

         MR. EPSTEIN has been a director since January 1, 1996. Mr. Epstein is an attorney admitted to practice law in both New York and Florida. He is an experienced litigator, and has represented clients in all aspects of the garment industry for 29 years. He is a member of the bars of the Supreme Court of the State of Florida, the Supreme Court of the State of New York, various United States District Courts and the United States Court of Appeals for the Second Circuit. He is a member of the Commercial Panel of Arbitrators, American Arbitration Association, the New York State Trial Lawyers Association, Association of Trial Lawyers of America and the Florida Academy of Trial Lawyers.


         MR. GIUSTI has been a director since January 3, 1997. Since 1984 Mr. Giusti has been President of Universal Business Forms, a printing concern in New York City. From 1978 to 1984, Mr. Giusti was Sales Manager in New York for Uarco, a national printing company. Mr. Giusti has served on many community boards and activities. He was a New York City Public School teacher, and has remained active in local education and in youth sports activities. He currently is President of the Holmdel (Jersey shore) Pop Warner Football League.

         SECTION 16(A) REPORTING. Section 16(a) of the Securities Exchange Act of 1934 as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the ASEC@) initial reports of ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company' with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1996 all required Section 16(a) filings by beneficial owners were complied with, except that on February 10, 1997 James Anderson filed a Form 5 relating to the conversion of 3,000 shares of preferred stock to 3,000 shares of common stock in July 1996.

ITEM 10.  EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth certain information concerning total annual compensation paid to George Horowitz, the Company's President, Chief Executive Officer and Treasurer and Rita Cinque, the Company's Executive Vice President and Secretary (the "Named Executive Officers"), for services rendered in all capacities by them to the Company during fiscal years 1996, 1995, and 1994.

                           SUMMARY COMPENSATION TABLE



                                                               ANNUAL COMPENSATION
                                                ----------------------------------------------------

            Name and                                                                   Other Annual              All Other
            --------
       Principal Positions         Year          Salary ($)        Bonus ($)         Compensation ($)         Compensation ($)
      --------------------         ----          ----------        ---------         ----------------         ----------------

George Horowitz(1)                 1996           250,000         24,000(2)                 18,635(3)             560(6)
  (President; Chief                1995           165,000         15,000                    20,336(4)             469(6)
  Executive Officer;               1994           112,500              0                    12,940(5)             384(6)
  Treasurer)

Rita Cinque(1)                     1996           125,000         16,000(2)                 12,155(7)             0
 (Executive Vice President;        1995            98,077         10,000                    11,364(8)             0
Secretary)                         1994            56,812              0                     9,266(9)             0

----------------------
(1) Other than Mr. George Horowitz and Rita Cinque no officer of the Company was paid more than $100,000 in total salary and bonus for the year ended December 31, 1996, and accordingly, no other officers are included in the table above.

(2) The Company has agreed to pay the amount of tax owed on the bonus payment noted in the column above.

(3) Consists of an aggregate of $18,635 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1996 in connection with automobile lease installment payments ($13,659), related insurance premiums ($2,176) and parking expenses ($2,800).

(4) Consists of an aggregate of $20,336 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1995 in connection with automobile lease installment payments ($13,659), related insurance premiums ($1,184) and parking expenses ($2,800).

(5) Consists of an aggregate of $12,940 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1994 in connection with automobile lease installment payments ($8,416), related insurance premiums ($504) and parking expenses ($4,020).

(6) Represents premiums paid by the Company in Fiscal 1996, 1995 and 1994 on term life insurance policies for the benefit of Mr. Horowitz.

(7) Consists of an aggregate of $12,155 paid to or on behalf of Ms. Cinque by the Company in Fiscal 1996 in connection with automobile lease installment payments ($5,134), related insurance premiums ($4,216) and parking expenses ($2,805).

(8) Consists of an aggregate of $11,364 paid to or on behalf of Ms. Cinque by the Company in Fiscal 1995 in connection with automobile lease installment payments ($5,624), related insurance premiums ($1,775) and parking expenses ($3,965).

(9) Consists of an aggregate of $9,266 paid to or on behalf of Ms. Cinque by the Company in Fiscal 1994 in connection with automobile lease installment payments ($4,395), related insurance premiums ($972) and parking expenses ($3,900).

LONG-TERM INCENTIVE AND PENSION PLANS

        The Company currently has no long-term incentive or defined pension plans. The Company is the beneficiary of Akey-executive@ life insurance policies on George Horowitz and Rita Cinque in the amounts of $12,000,000 and $4,500,000, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

                    Number of     % of Total
                    Securities    Options
                    Underlying    Granted to      Exercise
                    Options       Employees in    Price -    Expiration
Name                Granted       Fiscal Year     $/Share    Date
----                -------       -----------     -------    ----

George Horowitz     25,000(1)         46%          $14.25    November 7, 2006
CEO, President

Rita Cinque         15,000(2)         27%          $14.75    December 13, 2006
Executive Vice
President

(1) The options set forth herein were granted on November 7, 1996. One third of the options vest on November 7, 1997, one third vests on November 7, 1998 and the balance vests on November 7, 1999.

(2) The options set forth herein were granted on December 13, 1996. One third of the options vest on December 13, 1997, one third vests on December 13, 1998 and the balance vests on December 13, 1999.

COMPENSATION OF DIRECTORS

         As compensation for their services as directors of the Company, effective January 1, 1995 non-employee directors of the Company receive options to purchase the Company's common stock pursuant to the Company's 1995 Non-Employee Director Stock Option Plan. The plan provides for annual automatic grants of options to purchase 3,000 shares of common stock to each director serving at the time of the grant who is not an officer or employee of the Company. The Chairman and Secretary of the Board (provided they are not officers or employees of the Company) also receive an automatic grant of options to purchase an additional 200 shares, and the chair of a Board committee (provided he or she is not an officer or employee of the Company) also receives an automatic grant of options to purchase an additional 100 shares. The exercise price per share for all such options is the fair market value of the shares of common stock covered by the option on the date of grant of such option. The term of each option is seven years from the date of grant, and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. Directors also receive reimbursement of expenses incurred by them in performing their duties and in attending Board meetings, provided such expenses are reasonable and evidenced by appropriate documentation.

EMPLOYMENT CONTRACTS

GEORGE HOROWITZ. The Company and George Horowitz are parties to an employment agreement, dated as of August 1, 1994 (the "Agreement") pursuant to which Mr. Horowitz serves as the President and Chief Executive Officer of the Company, for which Mr. Horowitz was paid an annual base salary of $125,000 from August 1, 1994 through December 31, 1994, $165,000 from January 1, 1995 through December 31, 1995, $250,000 from January 1, 1996 through December 31, 1996 and is paid an annual base salary of $265,000 commencing January 1, 1997 and continuing thereafter through the Term (as defined below) of the Agreement, unless increased by the Board of Directors on an annual basis during the Term. The initial term of the Agreement expires on July 31, 2000 but continues thereafter for additional one-year periods unless either Mr. Horowitz or the Company gives the other ninety days' prior written notice of non-renewal (as and if so extended, the "Term"). At the discretion of the Board of Directors, the Company may also pay Mr. Horowitz a cash bonus on or before December 31 of any year during the Term. In addition to such base salary and contingent cash bonuses, Mr. Horowitz is entitled to receive an automobile allowance which on August 12, 1996 was modified from $12,000 annually to reimbursement for an automobile commensurate with his position and duties with the Company (to include appropriate insurance), reimbursement for parking expenses which was modified from a limit of $6,000 annually to such amount as is reasonably and customarily charged in the area of the Company's principal offices, health and medical insurance and is entitled to participate in any retirement, life and disability insurance, dental insurance and any bonus, incentive or profit-sharing plans which the Company makes available from time to time to its executives. Mr.
Horowitz is also entitled to receive reimbursement of all reasonable out-of-pocket expenses that he actually incurs relating to his services under the Agreement.

         The Agreement also restricts, generally, Mr. Horowitz from disclosing certain confidential information obtained by Mr. Horowitz during the Term for a period of three years following the termination or expiration of the Term, and further restricts Mr. Horowitz from competing with the Company (including soliciting the Company's employees or agents) for a period of one year following the expiration or termination of the Term. The Agreement may be terminated by the Company "for cause" (as defined in the Agreement), and in the event of such termination, or in the event of the voluntary resignation by Mr. Horowitz, the obligations of the Company under the Agreement will terminate (except with respect to certain indemnification, confidentiality and "non-compete" provisions). In the event of the termination of the Agreement by reason of Mr. Horowitz's death, his estate is entitled to receive an amount equal to twice his then-current base salary (which, in the case of Mr. Horowitz's death, may be funded, wholly or partially, by a life insurance policy paid for by the Company, at its option). If the Agreement is terminated for reasons other than Mr. Horowitz's death, voluntary resignation or Afor cause,@ Mr. Horowitz will be entitled to receive an amount equal to twice his then-current base salary, plus all other amounts due to him under the Agreement through the date of such termination.

RITA CINQUE. The Company and Rita Cinque are parties to an employment agreement, dated as of August 1, 1994, pursuant to which Ms. Cinque serves as Executive Vice President of the Company, for which Ms. Cinque was paid an annual base salary of $70,000 from August 1, 1994 through December 31, 1994, $90,000 from January 1, 1995 through June 30, 1995, $105,000 from July 1, 1995 through December 31, 1995, $125,000 from January 1, 1996 through December 31, 1996, and is paid an annual base salary of $140,000 commencing January 1, 1997 and continuing thereafter through the Term (as defined below) of the agreement, unless increased by the Board of Directors on an annual basis during the Term. The initial term of such agreement expires on July 31, 1997 but continues thereafter for additional one-year periods unless either Ms. Cinque or the Company gives the other ninety days' prior written notice of non-renewal (as and if so extended, the "Term"). At the discretion of the Board of Directors, the Company may also pay Ms. Cinque a cash bonus on or before December 31 of any year during the Term. In addition to such base salary and contingent cash bonuses, Ms. Cinque is entitled to receive an automobile allowance of $9,000 annually, reimbursement for parking expenses up to $4,800 annually, health and medical insurance, and is also entitled to participate in any retirement, life and disability insurance, dental insurance and any bonus, incentive or profit-sharing plans which the Company makes available from time to time to its executives. Ms. Cinque is also entitled to receive reimbursement for all reasonable out-of-pocket expenses that she incurs relating to her services under such agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 6, 1997 for (i) each of the Company's directors (ii) each of the Company=s executive officers
(iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company's voting securities and (iv) all directors and executive officers as a group:
                                                    Beneficial Ownership
                                                        Common, and
                                                     Class A Common (1)
                                                                 Percentage of
Name and Address of                           Number (2)          Outstanding
Beneficial Owner                              ----------              Stock
----------------                                                      -----


    George Q. Horowitz                         591,628(3)             21.09%
    c/o Active Apparel Group, Inc.
    1350 Broadway, Suite 2300
    New York, NY 10018

    Donald J.  Horowitz                        253,058(4)              9.02%
    800 United Airlines Bldg.
    2033 Sixth Ave.
    Seattle, WA 98121

    James K. Anderson                          158,724(5)              5.66%
    4903 163rd Ave., N.E.
    Redmond, WA 98052

    Rita Cinque                                 85,700(6)              3.06%
    c/o Active Apparel Group, Inc.
    1350 Broadway, Suite 2300
    New York, NY 10018

    Larry Kring                                 35,904(7)              1.28%
    3265 126th Ave., N.E.
    Bellevue, WA 98005

    Edward R. Epstein                            1,000(8)               *
    915 Middle River Drive
    Suite 419
    Fort Lauderdale, FL 33304

    Angelo Giusti                                  400(9)               *
    19 Deer Park
    Holmdel, NJ 07733

All directors and                            1,126,414               40.16%
executive officers as a group (7
persons)

-----------------

(1) Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of securities with respect to which such person has or shares: (i) voting power, which includes the power to vote or direct the vote of the security, or (ii) investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned.

(2) As of March 6, 1997, there were outstanding 2,452,287 shares of Common Stock and 100,000 Class A Common Stock. The Class A Common stock, while held by George Horowitz, as they currently are, entitle George Horowitz to five (5) votes for each share held. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Issuance of Shares of Class A Common Stock". Thus, while there are 2,552,287 shares outstanding (not including any unexercised options) this represents 2,952,287 votes.

(3) Consists of (i) 479,628 shares of Common Stock (1,000 of which are owned by minor children) (ii) 100,000 shares of super-voting Class A Common Stock issued to Mr. George Q. Horowitz in July 1995 in exchange for 112,500 shares of Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     - Issuance of Shares of Class A Common Stock," and (iii) 12,000 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including an option to purchase 2,000 shares at $6.25 per share granted by Donald Horowitz, George Horowitz's brother, which expires on December 31, 1999, and an option to purchase 10,000 shares granted by the Company for $11.75 per share, which expires on November 3, 2005.

(4) Consists of (i) 180,050 shares of Common Stock and (ii) 73,008 shares of Common Stock issuable upon the exercise of currently exercisable Options ("Option Shares"), consisting of: 2,517 Option Shares purchasable at exercise prices of $1.75, $3.00 and $5.00 per share and having an expiration date of December 31, 2004; 4,706 Option Shares purchasable at an exercise price of $0.85 per share and having an expiration date of December 31, 2003; 20,000 Option Shares purchasable at an exercise price of approximately $0.37 per share and having an expiration date of June 30, 1998; 9,785 Option Shares purchasable at exercise prices of $3.30 and $5.50 with expiration dates of June 30, 1999 or December 31, 1999, respectively; 30,000 Option Shares purchasable upon the exercise of Options granted to Mr. Horowitz pursuant to the 1994 Donald Horowitz Employment Agreement, which Options have an exercise price of $6.25 and an expiration date of October 1, 1998; and an option to purchase 6,000 shares for $11.75 per share, which expire on November 3, 2005. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Donald Horowitz Employment Agreement". Mr. Horowitz shares voting and investment power with Lynda Horowitz, his wife, only with respect to 39,400 shares of Common Stock held. Of the 180,050 shares of Common Stock, 22,500 shares are subject to options granted by Mr. Horowitz and his wife during 1995 and 1996 to his children, and as to 2,000 shares, to George Horowitz, Donald Horowitz's brother and the Chief Executive Officer of the Company. These options are at $6.25 per share, and expire on December 31, 1999.

(5) Consists of (i) 104,300 shares of Common Stock and (ii) 54,424 shares of Common Stock issuable upon the exercise of currently exercisable Options, consisting of: 3,356 Option Shares purchasable at exercise prices of $1.75, $3.00 $5.00 and $6.25 per share and having an expiration date of December 31, 2004; 4,706 Option Shares purchasable at an exercise price of $0.85 per share and having an expiration date of December 31, 2003; 28,400 Option Shares purchasable at an exercise price of approximately $0.37 per share and having an expiration date of June 30, 1998; and 15,830 Option Shares purchasable at exercise prices of $3.30 and $5.50 with expiration dates of June 30, 1999 or December 31, 1999, respectively; an option to purchase 1,066 shares of Common Stock granted by the Company on November 3, 1995 exercisable at $11.75 per share and which expires on November 3, 2002; and an option to purchase 1,066 shares of Common Stock granted by the Company on January 2, 1996 exercisable at $12.50 per share and which expires on January 2, 2003. Mr. Anderson shares voting and investment power with Sandra Anderson, his wife, only with respect to the 100,000 shares of Common Stock held.

(6) Consists of 78,700 shares of Common Stock and an option to purchase 7,000 shares of Common Stock granted by the Company on November 3, 1995 exercisable at $11.75 per share and which expires on November 3, 2005.

(7) Consists of (i) 22,750 shares of Common Stock and (ii) 13,154 shares of Common Stock issuable upon the exercise of currently exercisable Options, consisting of: 3,356 Option Shares purchasable at exercise prices of $1.75, $3.00, $5.00 and $6.25 per share and having an expiration date of December 31, 2004; 3,762 Option Shares purchasable at an exercise price of $0.85 per share and having an expiration date of December 31, 2003; and 3,970 Option Shares at exercise prices of $3.30 with $5.50 and expiration dates of June 30, 1999 or December 31, 1999, respectively; an option to purchase 1,033 shares of Common Stock granted by the Company on November 3, 1995 exercisable at $11.75 per share and which expires on November 3, 2002; and an option to purchase 1,033 shares of Common Stock granted by the Company on January 2, 1996 exercisable at $12.50 per share and which expires on January 2, 2003.

(8) Consists solely of 1,000 shares of Common Stock issuable upon the exercise of currently exercisable Options granted by the Company on January 2, 1996, exercisable at $12.50 per share and which expires on January 2, 2003.

(9)  Consists solely of 400 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DONALD HOROWITZ EMPLOYMENT AGREEMENT. The Company and Donald Horowitz (a director of the Company) are parties to a one year agreement, effective September 1, 1996 pursuant to which Mr. Horowitz serves as Legal Counsel and advisor to the Company, for which he is paid, a total base salary of $36,000 in cash, payable on a quarterly basis and Options to purchase 3,200 Option Shares exercisable at an amount equal to the exercise price of options granted to non-employee members of the Board of Directors for their service for the year 1997. Mr. Horowitz is also entitled to receive reimbursement for all reasonable out-of-pocket expenses that he incurs relating to his services.

         The 1996 Agreement replaced a previous Agreement of September 1, 1994 which expired on September 1, 1996, pursuant to which Mr. Horowitz served as General Counsel of the Company, for which he was paid or granted, over the two-year of such agreement, an annual base salary of $45,000 in cash, payable on a quarterly basis and Options to purchase 30,000 Option Shares exercisable at an exercise price of $6.25 (which was the public offering price of the Shares).

         RUSSELL HOROWITZ AGREEMENT. The Company and Russell Horowitz have an agreement, whereby Mr. Horowitz (who is the son of Donald Horowitz, Counsel and a director, and the nephew of George Horowitz, President, Chief Executive Officer, and a director) as an independent contractor, provides services to the Company on a less than full time basis as the Director of Investor Relations (a non- executive officer position). Mr. Horowitz is paid $60,000 per annum plus reimbursement for all reasonable out-of-pocket expenses he incurs relating to his services, and is entitled to participate in such bonus, option plan, medical, dental, life and disability insurance, as the Company may make available. From September 1, 1995 to September 1, 1996 (when the current arrangement became effective), Mr. Horowitz had the same arrangement with the Company, but as a Company employee. Previously, from September 1, 1994 to September 1, 1995, Mr. Horowitz, as a full time employee of the Company in the same position, was paid $90,000 per annum plus reimbursement and benefits as set forth above.

         1994 BRIDGE FINANCING. In connection with the 1994 bridge financing and the issuance by the Company of the unsecured Convertible Notes, which were due May 31, 1995 (with a 15 day grace period to June 15, 1995), with interest at the prime rate plus 2% and were convertible into common stock, during 1995, George Horowitz acquired from a holder of $15,000 of Convertible Notes such holder's rights to $7,500 of such Notes and converted such Notes into 953 shares of Common Stock based on the applicable formula.

         ISSUANCE OF SHARES OF CLASS A COMMON STOCK. On May 17, 1995, pursuant to provisions of the corporate charter, the Board of Directors (without the participation of George Horowitz) decided to issue 100,000 shares of Class A Common Stock to George Horowitz, the Chief Executive Officer and President of the Company in exchange for 112,500 shares of Common Stock. Mr. Horowitz is the only holder of Class A Common Stock. While held by Mr. Horowitz, each share of Class A Common Stock will vote with the Common Stock and is entitled to five votes on all matters upon which holders of Common Stock are entitled to vote. If Mr. Horowitz sells, transfers or otherwise disposes of any shares of Class A Common Stock (voluntarily or involuntarily), or if Mr. Horowitz dies or is terminated by, or resigns from, the Company, from and after the date of such sale, transfer, disposition, death, termination or resignation, all of the shares of Class A Common Stock so sold, transferred or disposed of or held by Mr. Horowitz on the date of his death, termination or resignation will automatically be converted into that number of shares of Common Stock equal to 112.5% of the number of shares of Class A Common Stock so sold or existing on such date.

         Mr. Horowitz, as holder of the Class A Common Stock, is entitled to receive ratably (among other holders of Common Stock) such dividends as may be declared by the Board of Directors, in its discretion, out of funds legally available therefore, and is further entitled to share ratably (among other holders of Common Stock) in any distribution of the Company's assets, after payment of all debts and other liabilities of the Company, upon any liquidation, dissolution or winding up of the affairs of the Company. Mr. Horowitz has no preemptive rights, rights to cumulative voting, rights to redeem such shares and no rights to convert such shares into any other securities of the Company. All shares of Class A Common Stock, upon issuance and delivery to Mr. Horowitz, were validly issued, fully paid and non-assessable.

         The Board of Directors decided to issue the 100,000 shares of the Class A Common Stock to Mr. Horowitz in order to permit him to maintain approximately the same voting power after the Company's initial public offering of securities, which occurred in April and May 1995, that he held before such offering. The Board of Directors determined, for various business reasons (in light of the Company's relationships with Converse, Everlast, its suppliers, and Century), that it was in the best interests of the Company for Mr. Horowitz to maintain the voting power and flexibility that he held before such offering with respect to the day-to-day management of the Company. In exchange for the shares of Class A Common Stock issued to Mr. Horowitz, Mr. Horowitz surrendered 112,500 shares of Common Stock, an exchange ratio determined to be fair and reasonable by the Board of Directors after an analysis of various factors, including without limitation, other companies with dual classes of outstanding common stock. The Company believes that Mr. Horowitz did not gain any direct economic benefits solely from his receipt of the Class A Common Stock since he gave up equivalent value consisting of the requisite number of shares of Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


Exhibit                                                            Filed         Incorporated By
Index          Description of Document                           Herewith         Reference to:
-----          -----------------------                           --------         -------------

3(i)           Certificate of Incorporation of the                               Exhibit 3.(i) of Registration
               Company ("Certificate of                                          Statement File No.33-87954 (the
               Incorporation").                                                  "1995 Registration Statement."


3(ii)          Bylaws of the Company.                                            Exhibit 3.(ii) of the 1995
                                                                                 Registration Statement

10.1           Trademark License Agreement, dated as                             Exhibit 10.1 of the 1995
               of May 20, 1994, between Converse                                 Registration Statement
               Inc. and the Company.

10.2           License Agreement, dated as of June 1,                            Exhibit 10.2 of the 1995
               1992 ("Everlast License"), between                                Registration Statement
               Everlast World's Boxing
               Headquarters Corp. ("Everlast") and
               Total Impact, Inc. ("Total Impact").

10.3           First Amendment Agreement to                                      Exhibit 10.3 of the 1995
               Everlast License, dated as of June 1,                             Registration Statement
               1992, between Everlast and Total
               Impact.

10.4           Assignment of Everlast License, dated                             Exhibit 10.4 of the 1995
               as of July 7, 1992, between Everlast                              Registration Statement
               and the Company.

10.5           Consent to Assignment of Everlast                                 Exhibit 10.5 of the 1995
               License, dated as of August 18, 1992,                             Registration Statement
               by Everlast to Total Impact.

10.6           Second Amendment Agreement to                                     Exhibit 10.6 of the 1995
               Everlast License, dated as of January 1,                          Registration Statement
               1993 between Everlast and the
               Company.

10.7           Third Amendment Agreement to                                      Exhibit 10.7 of the 1995
               Everlast License, dated as of November                            Registration Statement
               15, 1993 between Everlast and the
               Company.

10.8           License Agreement (Canada), dated as                              Exhibit 10.8 of the 1995
               of January 1, 1993, ("Canada Everlast                             Registration Statement
               License") between Everlast and the
               Company.

10.9           First Amendment Agreement to Canada                               Exhibit 10.9 of the 1995
               Everlast License, dated as of November                            Registration Statement
               5, 1993, between Everlast and the
               Company.


Exhibit                                                            Filed         Incorporated By
Index          Description of Document                           Herewith         Reference to:
-----          -----------------------                           --------         -------------


10.10          Consulting Agreement, dated as of                                 Exhibit 10.10 of the 1995
               September 1, 1993, between the                                    Registration Statement
               Company and Michael Bick.

10.11          Buying Agency Agreement, dated as of                              Exhibit 10.11 of the 1995
               December 1, 1992, between the                                     Registration Statement
               Company and D&P Fashion Collections
               Ltd.

10.12          Services Agreement, dated as of July 7,                           Exhibit 10.12 of the 1995
               1992, between the Company and Total                               Registration Statement
               Impact.

10.13          Factoring Agreement, dated as of                                  Exhibit 10.13 of the 1995
               August 21, 1992 and as subsequently                               Registration Statement
               amended, between the Company and
               Century Business Credit Corporation.

10.14          Lease Agreement, dated as of May 16,                              Exhibit 10.14 of the 1995
               1991 ("Lease Agreement"), between                                 Registration Statement
               Total Impact and 1350 Broadway
               Associates.

10.15          Assignment of Lease Agreement, dated                              Exhibit 10.15 of the 1995
               as of September 23, 1992, by Total                                Registration Statement
               Impact to the Company.

10.16          Memorandum of Agreement of Lease,                                 Exhibit 10.16 of the 1995
               dated as of September 27, 1993,                                   Registration Statement
               between the Company and 433 Building
               Corporation.

10.17          Lease, dated as of July 20, 1994,                                 Exhibit 10.17 of the 1995
               between the Company and 1350                                      Registration Statement
               Broadway Associates.

10.18          Lease, dated as of July 21, 1994,                                 Exhibit 10.18 of the 1995
               between the Company and 1350                                      Registration Statement
               Broadway Associates.

10.19          Form of Registration Rights                                       Exhibit 10.19 of the 1995
               Agreement, dated as of August 20,                                 Registration Statement
               1992, between the Company and the
               holders of Preferred Stock.

10.20          Form of Registration Rights                                       Exhibit 10.20 of the 1995
               Agreement, dated as of August 20,                                 Registration Statement
               1992, between the Company and the
               holders of Common Stock.

10.21          Form of Senior Subordinated Notes of                              Exhibit 10.21 of the 1995
               the Company due December 31, 1994.                                Registration Statement

10.22          Form of Non-Negotiable Convertible                                Exhibit 10.22 of the 1995
               Promissory Notes of the Company due                               Registration Statement
               May 31, 1995.


Exhibit                                                            Filed         Incorporated By
Index          Description of Document                           Herewith         Reference to:
-----          -----------------------                           --------         -------------


10.23          Employment Agreement, dated as of                                 Exhibit 10.23 of the 1995
               August 1, 1994, between the Company                               Registration Statement
               and George Horowitz.

10.24          Employment Agreement, dated as of                                 Exhibit 10.24 of the 1995
               September 1, 1994, between the                                    Registration Statement
               Company and Donald J Horowitz.

10.25          Employment Agreement, dated as of                                 Exhibit 10.25 of the 1995
               August 1, 1994, between the Company                               Registration Statement
               and Rita Cinque.

10.26          Employment Agreement, dated as of                                 Exhibit 10.26 of the 1995
               September 1, 1994, between the                                    Registration Statement
               Company and Rita Cinque.

10.27          Option Agreement, dated as of                                     Exhibit 10.27 of the 1995
               November 23, 1994, between Century                                Registration Statement
               Business Credit Corporation and the
               Company.

10.28          1993 Stock Option Plan of the                                     Exhibit 10.28 of the 1995
               Company.                                                          Registration Statement

10.29          1995 Non-Employee Director Stock                                  Exhibit 10.29 of the 1996 Form
               Option Plan of the Company, adopted                               10-KSB for the year ended
               on October 6, 1995.                                               December 31, 1995

10.30          Amendment to 1993 Stock Option Plan                               Exhibit 10.30 of the 1996 Form
               of the Company, adopted on October 6,                             10-KSB for the year ended
               1995.                                                             December 31, 1995

10.31          Amendment dated October 3, 1995 of                                Exhibit 10.31 of the 1996 Form
               Trademark License Agreement dated                                 10-KSB for the year ended
               May 20, 1994 between the Company                                  December 31, 1995
               and Converse Inc.

10.32          Amendment dated April 28, 1995 to                                 Exhibit 10.32 of the 1996 Form
               amend Lease dated September, 1993                                 10-KSB for the year ended
               between the Company and 433 Building                              December 31, 1995
               Corporation.

10.33          Amendment of Lease, made as of                                    Exhibit 10.33 of the 1996 Form
               November 1, 1995 between the                                      10-KSB for the year ended
               Company and 1350 Broadway                                         December 31, 1995
               Associates.

10.34          Consolidated Amendment Agreement to                               Exhibit 10.1 of the Form 8-K
               Everlast License, dated as of January 1,                          filed on January 17, 1997
               1997 between Everlast and the
               Company.

10.35          Consolidated Amendment Agreement to                               Exhibit 10.2 of the Form 8-K
               Canada Everlast License, dated as of                              filed on January 17, 1997
               January 1, 1997 between Everlast and
               the Company.



Exhibit                                                            Filed         Incorporated By
Index          Description of Document                           Herewith         Reference to:
-----          -----------------------                           --------         -------------


10.36          Third Amendment to the Trademark                      X
               License Agreement, dated as of January
               7, 1997 between the Company and
               Converse Inc.

10.37          Fourth Amendment to the Trademark                     X
               License Agreement, dated as of January
               22, 1997 between the Company and
               Converse Inc.

10.38          Employment Agreement, dated as of                     X
               September 1, 1996 between the Company
               and Donald Horowitz

10.39          Amendment to Employment                               X
               Agreement, dated as of August 9, 1996
               between the Company and George
               Horowitz

27             Financial Data Schedule                               X



(b) REPORTS ON FORM 8-K

             No Current Reports on Form 8-K were filed by the Company during the last quarter of 1996.

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ACTIVE APPAREL GROUP, INC.


                                     By:/s/ George Horowitz
                                        -------------------
                                        George Horowitz
                                        Chairman and
                                        Chief Executive Officer


Dated: March 31, 1997

        Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 31, 1997                      /s/ George Horowitz
                                    ---------------------------------
                                    George Horowitz (Chairman; Chief
                                    Executive Officer; Chief Financial Officer;
                                    and principal accounting officer)

March 31, 1997                      /s/ James Anderson
                                    ---------------------------------
                                    James Anderson (Director)

March 31, 1997                      /s/ Donald J. Horowitz
                                    ----------------------------------
                                    Donald J. Horowitz (Director)

March 31, 1997                      /s/ Rita Cinque
                                    ----------------------------------
                                    Rita Cinque (Director)

March 31, 1997                      /s/ Larry Kring
                                    ----------------------------------
                                    Larry Kring (Director)

                                    ---------------------------------
                                    Edward Epstein (Director)

                                    ---------------------------------
                                    Angelo Giusti (Director)

                           ACTIVE APPAREL GROUP, INC.


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 1996

                           ACTIVE APPAREL GROUP, INC.


                                TABLE OF CONTENTS



                                                                         Page
                                                                         ----

Independent Auditors' Report                                                1f


Balance Sheet                                                               2f


Statements of Income                                                        3f


Statements of Changes in Stockholders' Equity                               4f


Statements of Cash Flows                                                    5f


Notes to Financial Statements                                             6f-15f

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Active Apparel Group, Inc.
New York, NY


We have audited the accompanying balance sheet of Active Apparel Group, Inc. as of December 31, 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Apparel Group, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/ BERENSON & COMPANY LLP
--------------------------
BERENSON & COMPANY LLP

New York, NY
January 30, 1997

                           ACTIVE APPAREL GROUP, INC.                 Page 2f

                                  BALANCE SHEET

                                DECEMBER 31, 1996


                                   A S S E T S

Current assets:
  Cash and cash equivalents                                   $  163,241
  Due from factor                                              2,896,273
  Inventory                                                    2,757,700
  Prepaid royalties                                               52,513
  Prepaid expenses and other current assets                      122,807
                                                              ----------
          Total current assets                                 5,992,534

Note receivable, officer                                         120,000
Property and equipment, net                                      292,777
Security deposits and other assets                               339,968
                                                              ----------

                                                              $6,745,279
                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  552,858
  Accrued expenses and other current liabilities                 499,500
                                                              ----------
          Total liabilities, all current                       1,052,358
                                                              ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
   authorized; 2,620,237 issued; 2,447,737 outstanding             5,240
  Class A common stock, par value $.01; 100,000 shares
   authorized; 100,000 shares issued and outstanding               1,000
  Paid-in capital                                              6,054,035
  Retained earnings                                              358,271
                                                              ----------
                                                               6,418,546
  Less treasury stock, at cost (172,500 common shares)          (725,625)
                                                              ----------
                                                               5,692,921

                                                              $6,745,279
                                                              ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                           ACTIVE APPAREL GROUP, INC.
                                                            Page 3f
                              STATEMENTS OF INCOME

                                                       Years ended
                                                       December 31,
                                                ---------------------------
                                                  1 9 9 6           1 9 9 5
                                                -----------       ---------

Net sales                                       $16,377,529       $14,781,208

Cost of goods sold                               10,190,916         9,885,611
                                                -----------       -----------

Gross profit                                      6,186,613         4,895,597
                                                -----------       -----------

Operating expenses:
  Selling and shipping                            3,089,749         2,255,884
  General and administrative                      1,723,258         1,473,381
  Financial expenses, including interest
   expense of $27,767; $255,964-1995                291,880           480,663
                                                -----------       -----------

                                                  5,104,887         4,209,928
                                                -----------       -----------

Income from operations                            1,081,726           685,669

Other income                                         21,367           135,139
                                                -----------       -----------

Income before provision (recovery)
 for income taxes                                 1,103,093           820,808

Provision (recovery) for income taxes               391,845           (24,271)
                                                -----------       -----------

Net income                                      $   711,248       $   845,079
                                                ===========       ===========


Primary earnings per share                           $.26              $.37
                                                     ====              ====

Fully diluted earnings per share                     $.26              $.34
                                                     ====              ====


                     The accompanying notes are an integral
                        part of the financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                       9% cumulative
                                                       convertible
                                                       preferred stock                   Common Stock
                                                       ---------------                   ------------
                                                    Shares          Amount           Shares        Amount
                                                    ------          ------           ------        ------

Balance, December 31, 1994                          600,000        $150,000         1,296,875      $2,714

Initial public offering                                -               -              640,000       1,280

Public offering costs                                  -               -                 -           -

Issuance of Class A common stock
 in exchange for common stock                          -               -             (112,500)       -

Conversion of notes payable                            -               -               19,062          38

Conversion of preferred stock                      (596,000)       (149,000)          596,000       1,192

Net income, year ended December 31, 1995               -               -                 -           -
                                                   --------        --------         ---------      ------

Balance, December 31, 1995                            4,000           1,000         2,439,437       5,224

Stock options exercised                                -               -                5,300          10

Redemption of preferred stock                        (1,000)           (250)             -           -

Public offering costs                                  -               -                 -           -

Conversion of preferred stock                        (3,000)           (750)            3,000           6

Net income, year ended December 31, 1996               -               -                 -           -
                                                   --------        --------         ---------      ------

Balance, December 31, 1996                             -           $   -            2,447,737      $5,240
                                                   ========        ========         =========      ======

                     The accompanying notes are an integral
                        part of the financial statements.

                                                                         Page 4f

                   Class A                                    Retained
                 Common Stock                                 earnings             Treasury Stock
            --------------------          Paid-in           (accumulated       -----------------------
            Shares        Amount          Capital              Deficit)        Shares          Amount               Total
            -------       ------         ----------         ---------------    -------        ---------           -------

               -          $ -            $1,374,129          $(1,198,056)       60,000        $ (22,500)          $  306,287

               -            -             3,998,720                 -             -                -               4,000,000

               -            -              (314,980)                -             -                -                (314,980)


            100,000        1,000            702,125                 -          112,500         (703,125)                -

               -            -               149,962                 -             -                -                 150,000

               -            -               147,808                 -             -                -                    -

               -            -                  -                 845,079          -                -                 845,079
            -------       ------         ----------          -----------       -------        ---------           ----------

            100,000        1,000          6,057,764             (352,977)      172,500         (725,625)           4,986,386

               -            -                 1,977                 -             -                -                   1,987

               -            -                (2,250)                -             -                -                  (2,500)

               -            -                (4,200)                -             -                -                  (4,200)

               -            -                   744                 -             -                -                    -

               -            -                  -                 711,248          -                -                 711,248
            -------       ------         ----------          -----------       -------        ---------           ----------

            100,000       $1,000         $6,054,035          $   358,271       172,500        $(725,625)          $5,692,921
            =======       ======         ==========          ===========       =======        =========           ==========

                                                                         Page 5f
                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                            Years ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                   1 9 9 6            1 9 9 5
                                                                                  ----------         --------
Cash flows from operating activities:
  Net income                                                                      $  711,248         $  845,079
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation                                                                     54,191             30,459
     Provision for bad debts                                                          14,442             65,395
     Deferred tax (benefit) expense                                                   33,664            (63,664)
     Loss on disposal of property and equipment                                          252               -
     Changes in assets (increase) decrease:
       Due from factor                                                               391,226         (3,287,499)
       Inventory                                                                    (981,117)            79,572
       Prepaid expenses and other current assets                                      26,770             18,679
       Prepaid royalties                                                              45,162             55,308
       Other assets                                                                 (249,418)           (48,168)
     Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses
        and other current liabilities                                                313,829           (560,000)
                                                                                  ----------         ----------

          Net cash provided (used) by operating activities                           360,249         (2,864,839)
                                                                                  ----------         ----------

Cash flows used by investing activities:
  Acquisition of property and equipment                                             (206,639)           (59,363)
                                                                                  ----------         ----------

Cash flows from financing activities:
  Proceeds from initial public offering                                                 -             4,000,000
  Initial public offering costs                                                       (4,200)          (174,905)
  Repayment of convertible notes                                                        -               (50,000)
  Due to factor                                                                         -              (738,575)
  Note receivable, officer                                                          (120,000)              -
  Redemption of preferred stock                                                       (2,500)              -
  Proceeds from stock options exercised                                                1,987               -
                                                                                  ----------         ----------

          Net cash provided (used) by financing activities                          (124,713)         3,036,520
                                                                                  ----------         ----------

Net increase in cash and cash equivalents                                             28,897            112,318

Cash and cash equivalents, beginning of year                                         134,344             22,026
                                                                                  ----------         ----------

Cash and cash equivalents, end of year                                            $  163,241         $  134,344
                                                                                  ==========         ==========


Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                                      $   27,767         $  268,116
    Income taxes                                                                      43,514             16,818

Supplemental disclosures of noncash financing activity:
  Class A common stock issued in exchange for common stock                        $     -            $  703,125
  Notes payable converted to common stock                                               -               150,000
  Preferred stock converted to common stock                                              750            149,000

                     The accompanying notes are an integral
                        part of the financial statements.

                                                                         Page 6f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



1.      Nature of business:

        Active Apparel Group, Inc. (the "Company") is a distributor of licensed women's and girls sportswear and activewear throughout the United States and Canada and unisex activewear and accessories throughout the United States and Canada.

2.      Initial public offering:

        On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

3.      Significant accounting policies:

        a.    Inventory:

              Inventory, consisting solely of finished goods, is stated at the lower of cost (first-in, first-out basis) or market.

        b.    Property and equipment:

              Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases or estimated life of the assets, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred.

        c.    Cash and cash equivalents:

              The Company maintains its cash and cash equivalents accounts at various commercial banks. The cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000, at each bank.

              For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

        d.    Fair value of financial instruments:

               i.    Cash and cash equivalents:

                     The carrying amounts reflected in the balance sheets for cash and cash equivalents, none of which are held for trading purposes, approximate the respective fair values due to the short maturities of those instruments.

                                                                         Page 7f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995




3.      Significant accounting policies: (Continued)

        d.    Fair value of financial instruments: (Continued)

              ii.    Due from factor and accounts payable:

                     The carrying amounts of due from factor and accounts payable approximates its fair values because of the short maturities of these instruments.

        e.    Advertising expense:

              The Company expenses advertising costs as they are incurred.

              As of December 31, 1996 and 1995, the Company had incurred advertising and promotions expense of $508,689 and $326,977, respectively.

        f.    Estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        g.    Accounting for stock based compensation:

              The Company applies APB Opinion 25 in accounting for employee stock option plans (note 10). Accordingly, no compensation cost has been recognized in 1996 and 1995. Had compensation cost been determined on the basis of FASB Statement 123, net income and earnings per share would have been reduced as follows:

                                                     1 9 9 6          1 9 9 5
                                                   ----------        --------
              Net income:
                As reported                         $711,248         $845,079
                                                    ========         ========
                Pro forma                           $662,470         $812,417
                                                    ========         ========

              Primary earnings per share:
                As reported                         $    .26         $    .37
                                                    ========         ========
                Pro forma                           $    .25         $    .35
                                                    ========         ========

              Fully diluted earnings per share:
                As reported                         $    .26         $    .34
                                                    ========         ========
                Pro forma                           $    .24         $    .33
                                                    ========         ========

                                                                         Page 8f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


3.      Significant accounting policies: (Continued)

        g.    Accounting for stock based compensation: (Continued)

              The fair value of compensation was computed using an option-pricing model which took into account the following factors as of the grant date:

              -  the exercise price and expected life of the option
              -  the current price of the stock and its expected volatility
              -  expected dividends,  if any
              - the risk-free interest rate for the expected term of the option using Treasury Note rates with a remaining term equal to the expected life of the options

4.      Due from factor:

        Substantially all of the Company's accounts receivable are assigned without recourse to a commercial factor. The amount due from the factor represents net sales assigned in excess of advances received. The amount due from the factor is net of a provision for future chargebacks of $75,000 at December 31, 1996. Interest is charged at 1-1/2% above prime on advances. This factoring arrangement is collateralized by the Company's accounts receivable.

5.      Property and equipment:

              Furniture and fixtures                $106,147
              Machinery and equipment                271,855
              Leasehold improvements                  26,743
                                                    --------
                                                     404,745
              Less accumulated depreciation
               and amortization                      111,968
                                                    --------
                                                    $292,777
                                                    ========
6.      Note receivable, officer:

        The Company has a promissory note dated December 23, 1996 with the President and Chief Executive Officer in the amount of $120,000. The unpaid principal bears interest at prime plus 1-1/2%. The note is due on or before July 31, 2000.

7.      Notes payable converted:

        The Company had issued $200,000 of unsecured convertible notes which were due May 31, 1995 (with a 15 day grace period to June 15, 1995), with interest at the prime rate plus 2% and were convertible into common stock at the option of the noteholder.

                                                                         Page 9f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

7.      Notes payable converted: (Continued)

        As of June 30, 1995, $50,000 of principal and all accrued interest was repaid to the noteholders. The remaining note holders exercised their option to convert the outstanding amount of $150,000 to common stock. The notes were converted to common stock based on its fair market value for a specified period after a minimum of 100 days from the initial public offering date (see note 2). The Company issued 19,062 shares in connection with the conversion.

8.      Commitments and contingencies:

        a.    License agreements:

              Revenues are generated principally from the sale of licensed merchandise. The Company is the licensee on four agreements which provide for certain royalty payments and charges. Pursuant to two of the agreements (with the same licensor), the Company is required to pay a royalty of 6% of net sales, on licensed merchandise sold in the U.S. and Canada, and to spend 2-1/2% of annual net sales on advertising. The original agreements with this licensor expired December 31, 1996. Effective January 1, 1997, the agreements were amended to reflect a new expiration date of December 31, 2002 with two five year renewal options, subject to minimum sales requirements, available to the Company. The agreements provide for minimum guaranteed payments annually. Future minimum guaranteed payments are approximately as follows:

                                  UNITED STATES               CANADA
                                ----------------------   ---------------------
                                ROYALTY    ADVERTISING   ROYALTY   ADVERTISING
                                -------    -----------   -------   -----------
         Twelve months ending
          December 31, 1997     $450,000    $187,500     $ 98,500   $41,000
                       1998      495,000     206,250      112,000    46,600
                       1999      540,000     225,000      125,400    52,200
                       2000      585,000     243,750      138,800    57,800
                       2001      630,000     262,500      152,200    63,400
                       2002      675,000     281,250      165,700    69,000

              The amounts for Canada are presented in U.S. dollars assuming an exchange rate of $.746. The Company is required to maintain a standby letter of credit equal to the annual minimum royalties due per the licensing agreements. The standby letter of credit outstanding as of December 31, 1996 is $330,000, based on minimum royalties due for 1996.

                                                                        Page 10f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

8.      Commitments and contingencies: (Continued)

        a.    License agreements: (Continued)

              The third license agreement expires September 30, 1998. It is automatically extended for two years to September 30, 2000, if net sales exceed $5,000,000 in contract year three (ending September 30, 1998). The license fee is 7% of net sales. The Company is required to spend 2% of net sales on advertising. Pursuant to the third amendment to the agreement, future minimum guaranteed payments are as follows:

                  Twelve months ending December 31,  1997         $297,500
                                                     1998          262,500

              The fourth license agreement is effective April 30, 1996 to January 31, 1999. The Company has the option to renew the agreement for an additional two years if net sales during the initial term of the agreement exceeds $3.5 million. The Company is required to pay a royalty of 8% of net sales on licensed merchandise sold in the U.S. and Canada, and to spend 2% of annual net sales on advertising. The agreement provides for minimum guaranteed payments annually.

              Future minimum guaranteed payments are as follows:

                  Twelve months ending December 31,  1997         $65,000
                                                     1998          65,000
                                                     1999          16,250

              Royalty expense for the years ended December 31, 1996 and 1995 was approximately $1,005,000 and $731,000, respectively.

        b.    Lease commitments:

              The Company has four leases for office and showroom space, three of which expire January 31, 2000 and the fourth expires April 30, 1997.

              At December 31, 1996, future minimum rental payments required under the noncancelable leases are approximately as follows:

                  Twelve months ending December 31,  1997        $172,000
                                                     1998         167,000
                                                     1999         167,000
                                                     2000          14,000

              Rent expense for the years ended December 31, 1996 and 1995 was approximately $213,000 and $224,000, respectively.

                                                                        Page 11f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

8.      Commitments and contingencies: (Continued)

        c.    Employment agreements:

                i. The Company has an employment agreement with its President and Chief Executive Officer at an annual base salary of $250,000 ($265,000 effective January 1, 1997) through the term (as defined) of the agreement. The initial term of the agreement expires on July 31, 2000 but continues thereafter for additional one-year periods unless either the President and Chief Executive Officer of the Company or the Board of Directors gives the other ninety days prior written notice of nonrenewal. At the discretion of the Board of Directors, the Company may pay the President and Chief Executive Officer a bonus on or before December 31, of any year during the term. On November 7, 1996, 25,000 options were granted to the President and Chief Executive Officer by the Board of Directors pursuant to the 1993 stock option plan (note 10)

                      The  agreement  also  includes a  noncompete  clause for a
                      period   of  one  year   following   its   expiration   or
                      termination.

               ii. The Company has an employment agreement with a Director of the Company, whereby the Company has agreed to employ her as the Executive Vice-President at an annual compensation of $125,000 ($140,000 effective January 1, 1997).

                      The  agreement  with  the  Executive   Vice-President  has
                      restrictive covenants similar to those of the President and Chief Executive Officer.

              iii. The Company executed an employment agreement with a Direc-tor of the Company who is a brother of the President and Chief Executive Officer whereby the Company has agreed to employ him as Legal Counsel to the Company through August 31, 1997 with a total salary of $36,000. Effective January 1997, the Director is eligible to receive a grant of 3,200 stock options equal to the exercise price of options gran-ted to non-employee members of the Board of Directors (note 10). On August 9, 1996, the Board of Directors approved the new employment agreement and granted the Director an additional 4,000 stock options exercisable at $14 for past services rendered through August 31, 1996. All stock options were granted pursuant to the 1993 stock option plan (note 10).

                                                                        Page 12f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

8.      Commitments and contingencies: (Continued)

        d.    Consultant agreement:

              The Company entered into a consultant agreement with an individual (the "Consultant") effective September 1, 1993 through December 31, 1996, to direct the Company to sell, distribute and market its licensed products in Canada through its Canadian office. Pursuant to a provision in the consulting agreement, the contract was automatically renewed for a one year period at December 31, 1996.

              Pursuant to the agreement, the Company pays the Consultant $60,000 a year plus business expenses and a commission in U.S. dollars equal to the sum of 5% of the Company's Canadian net sales in excess of $850,000 plus 5% of the Company's Canadian pre-tax profit. Consulting expense for the years ended December 31, 1996 and 1995 was approximately $86,000 and $88,000, respectively.

9.      Stockholders' equity:

        The Company's Certificate of Incorporation, was amended by a vote of the Company's stockholders on June 7, 1996 for the following:

        a. To eliminate authorization for the issuance of 9% cumulative redeemable convertible preferred stock, par value $.25.

              As of December 31, 1996, 599,000 preferred shares had been converted to common stock and the remaining 1,000 shares had been redeemed at the Company's option. All the preferred shares were canceled and stockholders who converted their preferred shares relinquished their claim to accumulated and unpaid dividends on the preferred stock.

        b. Increase common stock, par value $.002 from 3,750,000 shares authorized to 10,000,000 shares authorized.

        The holder of the Class A common stock is entitled to five votes on all matters upon which each holder of common stock is entitled to vote. After the effective date of the initial public offering (see note 2), the Board of Directors issued 100,000 shares of the Class A common stock exclusively to the President and Chief Executive Officer in order to permit him to maintain approximately the same voting power after the initial public offering as held prior to the offering. In exchange for the shares of Class A common stock issued to him, he surrendered 112,500 shares of common stock.

                                                                        Page 13f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


10.     Stock options:

        The Company has three stock option plans; the stock option plan, the 1993 stock option plan and the 1995 non-employee director stock option plan. Pursuant to the stock option plan, grants were awarded in 1993 to four individuals for services performed regarding the private offering of preferred stock. These options are exercisable at $.375 for a term of five years through September 30, 1998. Under the 1993 stock option plan, a maximum of 443,900 shares may be granted by the Company. The option price of shares designated as nonqualified shall be determined by the Board of Directors each year for the following year at 85% of fair market value and in the case of incentive stock options will be no less than the fair market value of the shares on the date of the grant.

        On October 6, 1995, the stockholders approved the 1995 non-employee director stock option plan. The plan provides for automatic grants of options to purchase 3,000 shares and thereafter yearly grants to purchase 3,000 shares of common stock to each active director serving on the Board at the time of the grant who is not an officer or employee of the Company. The Director Plan provides additional grants of options to non-employee directors of 100 shares to the Chairman of a committee and 200 shares to the Chairman and Secretary of the Board of Directors.

        The exercise price for options granted is the fair market value of the shares of common stock on the date of the grant. The term of each option is seven years from the date of the grant.

        Outstanding options pursuant to these three plans are summarized as follows:

                           S  H  A  R  E  S
                     ---------------------------
                                                     1995
                                   1993          Non-employee
                      Stock        stock           director                             Option
                      option      option         stock option                          exercise
            1996       plan        plan              plan           total               prices
            ----      ------      -------        ------------      -------          ----------

  Granted               -          62,200         12,300            74,500          $12.50 - $14.75
  Exercised            5,300         -              -                5,300                   $0.375
  Outstanding at
   December 31,       54,700      271,705         21,700           348,105          $0.375 - $14.75
                      ======      =======         ======           =======
  Exercisable at
   December 31,       54,700      176,172          3,133           234,005          $0.375 - $11.75
                      ======      =======         ======           =======

                                                                        Page 14f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

10.     Stock options: (Continued)

                                                  S  H  A  R  E  S
                                             ---------------------------------------
                                                                            1995
                                                          1993          Non-employee
                                             Stock        stock           director                            Option
                                             option      option         stock option                         exercise
            1995                             plan         plan               plan         Total               prices
            ----                             ------      ------         ------------      -----            ------------

        Outstanding at
         January 1,                          60,000      159,505           -              219,505          $0.375 - $ 6.25
        Granted                                -          50,000          9,400            59,400                   $11.75
        Exercised                              -            -              -                 -                    -
        Outstanding at
         December 31,                        60,000      209,505          9,400           278,905          $0.375 - $11.75
                                             ======      =======          =====           =======
        Exercisable at
         December 31,                        60,000       84,505           -              144,505          $0.375 - $ 6.25
                                             ======       ======          =====           =======

11.     Other income:

        Other income is comprised of the following items for the years ended December 31, 1996 and 1995:
                                                    1 9 9 6         1 9 9 5
                                                    -------         -------

           Insurance claim on stolen merchandise     $  -            $ 94,924
           Interest income                            21,367           16,241
           Other                                        -              23,974
                                                     -------         --------

                                                     $21,367         $135,139
                                                     =======         ========
12.     Income taxes:

        For the years ended December 31, 1996 and 1995, the Company had a provision for income taxes consisting of the following:

                                                    1 9 9 6           1 9 9 5
                                                    --------          -------
              Current tax provision:
                Federal                             $376,201          $289,000
                State and local                      127,782            93,393
                Foreign                                8,996              -
                Utilization of net operating
                 loss carryforward                  (154,798)         (343,000)
                                                    --------          --------

                                                     358,181            39,393
              Deferred tax provision (recovery):
                Federal                               31,614           (54,114)
                State and local                        2,050            (9,550)
                                                    --------          --------

              Income tax provision (recovery)       $391,845          $(24,271)
                                                    ========          ========

                                                                        Page 15f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


12.     Income taxes: (Continued)

        The difference between the statutory Federal income tax rate of 34% and effective income tax rates of 36% and (3%) for the years ended December 31, 1996 and 1995, respectively is due to state and local income taxes, net of applicable Federal tax benefits, temporary differences and utilization of net operating loss carryforwards.

13.     Major customers:

        For the years ended December 31, 1996 and 1995, two customers accounted for approximately 24% and 28% of sales.


14.     Primary earnings per share:

        Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the convertible preferred stock. The number of shares used in the computation were 2,703,310 and 2,032,789 at December 31, 1996 and 1995, respectively.


15.     Fully diluted earnings per share:

        Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of convertible preferred stock and convertible notes payable. For purposes of the fully diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the market price of the Company's stock on December 31, 1996 and 1995 because those prices were higher than the average market prices during the period. Net income has been adjusted for dividends on convertible preferred stock and interest expense on convertible debt. The number of shares used in the computation of fully diluted earnings per share was 2,710,679 and 2,490,016 at December 31, 1996 and 1995, respectively.