Form 10QSB
period 1997-03-31
ACTIVE APPAREL GROUP INC
filed 1997-05-14
CIK 934795

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ------------------- to ---------------------

            Commission File Number:   0-25918



                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                        13-3672716
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  /X/                         No / /

         The number of common equity shares outstanding as of May 9, 1997, was 2,469,375 shares of Common Stock, $.002 par value and 100,000 shares of Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

                     Yes  / /                          No /X



                                   Form 10-QSB

                                      INDEX








PART I.  FINANCIAL INFORMATION                                              PAGE


  Item 1.  Financial Statements

                 Balance Sheets                                               3

                 Statements of Income                                         4

                 Statements of Changes in Stockholders' Equity                5

                 Statements of Cash Flows                                     6

                 Notes to Financial Statements                                7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                  8-9



PART II. OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                                  10



SIGNATURE                                                                    11

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS




                                                                                                  March 31,             December 31,
                                                                                                  1 9 9 7                 1 9 9 6
                                                                                                  -------                 -------
                                                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                                     $   161,329             $   163,241
  Due from factor                                                                                 2,617,510               2,896,273
  Inventory                                                                                       2,393,632               2,757,700
  Prepaid royalties                                                                                 101,203                  52,513
  Prepaid expenses and other current assets                                                         168,366                 122,807
                                                                                                -----------             -----------
          Total current assets                                                                    5,442,040               5,992,534

Note receivable, officer                                                                            120,000                 120,000
Property and equipment, net                                                                         363,815                 292,777
Security deposits and other assets                                                                  462,366                 339,968
                                                                                                -----------             -----------

                Total Assets                                                                    $ 6,387,891             $ 6,745,279
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                              $   365,383             $   552,858
  Accrued expenses and other current liabilities                                                    143,803                 499,500
                                                                                                -----------             -----------
          Total current liabilities                                                                 509,186               1,052,358
                                                                                                -----------             -----------

Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
    authorized, 2,624,787 issued, 2,452,287 outstanding
    (1997); 10,000,000 shares authorized, 2,620,237
    issued, 2,447,737 outstanding (1996)                                                              5,249                   5,240
  Class A common stock, par value $.01; 100,000 shares
    authorized; 100,000 shares issued and outstanding                                                 1,000                   1,000
  Paid-in capital                                                                                 6,090,620               6,054,035
  Retained earnings (accumulated deficit)                                                           507,461                 358,271
                                                                                                -----------             -----------
                                                                                                  6,604,330               6,418,546
  Less treasury stock, at cost (172,500 common shares)                                             (725,625)               (725,625)
                                                                                                -----------             -----------
          Total Stockholders' Equity                                                              5,878,705               5,692,921
                                                                                                -----------             -----------

                Total Liabilities and Stockholders' Equity                                      $ 6,387,891             $ 6,745,279
                                                                                                ===========             ===========

                                      - 3 -

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME


                                                                                                     Three months ended
                                                                                                          MARCH  31,
                                                                                              ---------------------------------
                                                                                               1 9 9 7                 1 9 9 6
                                                                                              ----------               --------
                                                                                             (Unaudited)             (Unaudited)
Net sales                                                                                    $4,021,021               $3,946,849

Cost of goods sold                                                                            2,397,301                2,428,676
                                                                                             ----------               ----------

Gross profit                                                                                  1,623,720                1,518,173
                                                                                             ----------               ----------
Operating expenses:
  Selling and shipping                                                                          779,626                  748,055
  General and administrative                                                                    498,251                  388,050
  Financial expenses, including
   interest expense of $15,712;
   $7,428 -1996                                                                                  86,734                   79,179
                                                                                             ----------               ----------

                                                                                              1,364,611                1,215,284
                                                                                             ----------               ----------

Income from operations                                                                          259,109                  302,889

Other income                                                                                       --                      4,144
                                                                                             ----------               ----------

Income before provision
 for income taxes                                                                               259,109                  307,033

Provision for income taxes                                                                      109,919                   76,531
                                                                                             ----------               ----------

Net income                                                                                   $  149,190               $  230,502
                                                                                             ==========               ==========

Primary earnings per share                                                                   $      .06               $      .09
                                                                                             ==========               ==========


                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                    9% CUMULATIVE
                                      CONVERTIBLE                                   CLASS A
                                    PREFERRED STOCK        COMMON STOCK            COMMON STOCK
                                    -----------------   ------------------      ------------------      PAID-IN
                                    SHARES   AMOUNT      SHARES      AMOUNT     SHARES        AMOUNT    CAPITAL
                                    -------  --------   ---------    ------     ------        ------    --------

Balance, December 31, 1995          4,000    $  1,000   2,439,437   $  5,224     100,000   $ 1,000   $ 6,057,764

Stock options exercised              --          --         5,300         10        --        --           1,977

Redemption of preferred stock      (1,000)       (250)       --         --          --        --          (2,250)

Public offering costs                --          --          --         --          --        --          (4,200)

Net income, three months ended
March 31, 1996                       --          --          --         --          --        --            --
                                  -------    --------  ----------   --------   ---------   -------   -----------

Balance, March 31, 1996             3,000    $    750   2,444,737   $  5,234     100,000   $ 1,000   $ 6,053,291
                                  =======    ========  ==========   ========   =========   =======   ===========

Balance, December 31, 1996           --      $   --     2,447,737   $  5,240     100,000   $ 1,000   $ 6,054,035

Stock options exercised              --          --         4,550          9        --        --          36,585

Net income, three months ended
 March 31, 1997                      --          --          --         --          --        --            --
                                  -------    --------  ----------   --------   ---------   -------   -----------

Balance, March 31, 1997              --      $   --     2,452,287   $  5,249     100,000   $ 1,000   $ 6,090,620
                                  =======    ========  ==========   ========   =========   =======   ===========

                                        RETAINED
                                        EARNINGS              TREASURY STOCK
                                      (ACCUMULATED          -------------------
                                        DEFICIT)          SHARES          AMOUNT              TOTAL
                                      -----------         ------         ---------          ---------

Balance, December 31, 1995              $(352,977)       172,500        $ (725,625)      $  4,986,386

Stock options exercised                      -              -                 -                 1,987

Redemption of preferred stock                -              -                 -                (2,500)

Public offering costs                        -              -                 -                (4,200)

Net income, three months ended
March 31, 1996                            230,502           -                 -               230,502
                                      -----------     ----------      ------------        -----------

Balance, March 31, 1996               $  (122,475)       172,500         $(725,625)        $5,212,175
                                      ===========        =======         =========         ==========

Balance, December 31, 1996            $  (358,271)       172,500         $(725,625)        $5,692,921

Stock options exercised                      -              -                 -                36,594

Net income, three months ended
 March 31, 1997                           149,190           -                 -               149,190
                                      -----------     ----------     -------------         ----------

Balance, March 31, 1997               $   507,461        172,500         $(725,625)        $5,878,705
                                      ===========        =======         =========         ==========
\
                                      - 5 -

See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                   -----------------------------
                                                                                                    1 9 9 7              1 9 9 6
                                                                                                   ----------           --------
                                                                                                   (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net income                                                                                       $ 149,190           $ 230,502
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Depreciation                                                                                   22,976              10,717
       Amortization                                                                                    1,627               1,628
       Deferred tax provision                                                                           --                63,664
       Loss on disposal of property and equipment                                                       --                   252
    Changes in assets (increase) decrease:
       Due from factor                                                                               278,763             (85,408)
       Inventory                                                                                     364,068            (102,743)
       Prepaid expenses and other current assets                                                     (45,559)            (22,117)
       Prepaid royalties                                                                             (48,690)             32,559
       Security deposits and other assets                                                           (123,695)              4,420
    Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities                                               (355,697)           (140,730)
       Accounts payable                                                                             (187,475)           (115,572)
                                                                                                   ---------           ---------
                 Net cash provided by operating activities                                            55,508              82,658
                                                                                                   ---------           ---------


Cash flows used by investing activities:
  Acquisition of property and equipment                                                              (94,014)            (56,110)
                                                                                                   ---------           ---------


Cash flows from financing activities:
  Proceeds from stock options exercised                                                               36,594                --
  Initial public offering costs                                                                         --                (4,200)
  Redemption of preferred stock                                                                         --                (2,500)
                                                                                                   ---------           ---------
         Net cash provided (used) by financing activities                                             36,594              (6,700)
                                                                                                   ---------           ---------

Net increase (decrease) in cash and cash equivalents                                                  (1,912)             19,848

Cash and cash equivalents, beginning of period                                                       163,241             134,344
                                                                                                   ---------           ---------

Cash and cash equivalents, end of period                                                           $ 161,329           $ 154,192
                                                                                                   =========           =========

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                                       $  15,712           $   7,428
    Income taxes                                                                                     402,252              24,425

Supplemental disclosures of noncash financing activity:
   Proceeds receivable from stock options exercised                                                $    --             $   1,987


                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996



1. The Company and basis of presentation:

        The financial statements presented herein as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1997.

2. Initial public offering:

        On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

3. Primary earnings per share:

        Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the convertible preferred stock. The number of shares used in the computations were 2,718,106 and 2,699,585 at March 31, 1997 and 1996, respectively.

        Fully diluted earnings per share amounts are not presented for March 31, 1997 and 1996 because they are not materially dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

        Net sales increased to $4,021,021 for the three months ended March 31, 1997 from $3,946,849 for the three months ended March 31, 1996, an increase of $74,172 or 1.9%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

        Gross profit increased to $1,623,720 for the three months ended March 31, 1997 from $1,518,173 for the three months ended March 31, 1996, an increase of $105,547 or 7.0%. Gross profit increased as a percentage of net sales to 40.4% from 38.5%. This increase as a percentage of net sales was primarily due to the Company's ability to achieve better than normal gross profit margins on sales of its products.

        Selling and shipping expenses increased to $779,626 for the three months ended March 31, 1997 from $748,055 for the three months ended March 31, 1996, an increase of $31,571, or 4.2%. Selling and shipping expenses as a percentage of net sales increased to 19.4% from 19.0%. This increase as a percentage of net sales was primarily attributable to an increase in volume of advertising and promotions, to facilitate the Company's continued and anticipated growth.

        General and administrative expenses increased to $498,251 for the three months ended March 31, 1997 from $388,050 for the three months ended March 31, 1996, an increase of $110,201, or 28.4%. General and administrative expenses as a percentage of net sales increased to 12.4% from 9.8%. The increase as a percentage of net sales was primarily attributable to an increase in temporary employment services and depreciation expenses for the three months ended March 31, 1997 versus the comparable period in 1996.

        Financial expenses increased to $86,734 for the three months ended March 31, 1997 from $79,179 for the three months ended March 31, 1996, an increase of $7,555 or 9.5%. Of the total financial expenses, interest expense increased to $15,712 for the three months ended March 31, 1997 from $7,428 for the three months ended March 31, 1996. Such increases were attributable to the increase in the Company's net borrowings for the three months ended March 31, 1997 versus the comparable period in 1996.

        Operating income decreased to $259,109 for the three months ended March 31, 1997 from $302,889 for the three months ended March 31, 1996, a decrease of $43,780, or 14.5% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 6.4% for the three months ended March 31, 1997 as compared to 7.7% for the three months ended March 31, 1996.

        The Company incurred a tax provision of $109,919 for the three months ended March 31, 1997 as compared to $76,531 for the three months ended March 31, 1996, an increase of $33,388. At March 31, 1996 the Company was able to utilize $338,000 of its net operating loss carryforward to offset taxable income, compared to March 31, 1997 when the Company had no net operating loss carryforward available.

        The Company had net income of $149,190 for the three months ended March 31, 1997 as compared to $230,502 for the three months ended March 31, 1996, a decrease of $81,312, or 35.3% for the reasons stated in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

        On May 4, 1995, the Company completed an initial public offering of 640,000 shares of Common Stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180 were $3,680,820. Upon completion of the offering, the Company applied $3,600,000 of the net proceeds towards its loan balance under the credit agreement with Century Business Credit Corporation (the "Century Agreement"); the balance was applied to general working capital.

        Operating activities provided positive cash flow for the three months ended March 31, 1997 and 1996. This was primarily attributable to the favorable operating results achieved in both periods. The net cash provided by operating activities was $55,508 for the three months ended March 31, 1997 compared to $82,658 for the three months ended March 31, 1996. The decrease was primarily attributable to the decrease in net income for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Net cash used for investing activities for the three months ended March 31, 1997 was $94,014 compared to $56,110 for the three months ended March 31, 1996. This was attributable to the increase in acquisition of property and equipment. Net cash provided by (used for) financing activities was $36,594 for the three months ended March 31, 1997 compared to ($6,700) for the three months ended March 31, 1996. The increase was primarily attributable to proceeds from the exercise of stock options.

        During the three months ended March 31, 1997, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At March 31, 1997, working capital was $4,932,854 compared to $4,941,951 at March 31, 1996 a decrease of $9,097.

        Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Agreement. At March 31, 1997 due from factor was $2,617,510 as compared to $3,372,907 at March 31, 1996. The Company's inventory increased 43% to $2,393,632 at March 31, 1997 from $1,673,840 at March 31, 1996.

        Management anticipates it will retain a net receivable position under the Century Agreement, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's anticipated growth through 1997.

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

               Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

               On January 17, 1997 the Company filed a Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ACTIVE APPAREL GROUP, INC.



Date: MAY 12, 1997                     By: /S/ GEORGE Q HOROWITZ
      ------------                        ----------------------
                                          George Q Horowitz
                                          Chief Executive Officer, President,
                                          Treasurer, and Director

                                          Signing on behalf of the
                                          registrant and as Chief
                                          Financial Officer