Form 10QSB
period 1997-06-30
ACTIVE APPAREL GROUP INC
filed 1997-08-13
CIK 934795

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________________

            Commission File Number:   0-25918
                                      -------

                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      13-3672716
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

            Yes  /X/                     No /  /

            The number of common equity shares outstanding as of August 9, 1997, was 2,469,375 shares of Common Stock, $.002 par value, and 100,00 shares of Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

            Yes / /                      No  /X/



                                   Form 10-QSB

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page


  Item 1.  Financial Statements

            Balance Sheets                                                3

            Statements of Income                                          4

            Statements of Changes in Stockholders' Equity                 5

            Statements of Cash Flows                                      6

            Notes to Financial Statements                                 7


  Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                 8-10



PART II. OTHER INFORMATION


  Item 2.   Changes in Securities                                        11

  Item 4.   Submission of Matters to a Vote of Security Holders          11

  Item 6.   Exhibits and Reports on Form 8-K                             11


SIGNATURE                                                                12

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS



                                                                June 30,                   December 31,
                                                                1 9  9 7                      1 9 9 6
                                                                --------                      -------
                                                               Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                       210,287                    $   163,241
  Due from factor                                               1,478,998                      2,896,273
  Inventory                                                     3,975,679                      2,757,700
  Prepaid royalties                                                36,263                         52,513
  Prepaid expenses and other current assets                       335,734                        122,807
                                                              -----------                    -----------
          Total current assets                                  6,036,961                      5,992,534

Note receivable, officer                                          120,000                        120,000
Property and equipment, net                                       369,995                        292,777
Security deposits and other assets                                474,877                        339,968
                                                              ----------                      ----------
                Total Assets                                   $7,001,833                     $6,745,279
                                                              ===========                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                764,892                    $   552,858
  Accrued expenses and other current liabilities                  209,282                        499,500
                                                             ------------                    -----------
          Total current liabilities                               974,174                      1,052,358
                                                             ------------                    -----------

Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
    authorized, 2,641,875 issued, 2,469,375 outstanding
    (1997); 10,000,000 shares authorized, 2,620,237
     issued, 2,447,737 outstanding (1996)                           5,283                          5,240
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding              1,000                          1,000
  Paid-in capital                                               6,124,891                      6,054,035
                                                            -------------                   ------------
  Retained earnings (accumulated deficit)                         622,110                        358,271

                                                                6,753,284                      6,418,546
  Less treasury stock, at cost (172,500 common shares)           (725,625)                      (725,625)
                                                            -------------                   ------------
          Total Stockholders' Equity                            6,027,659                      5,692,921
                                                            -------------                   ------------
                Total Liabilities and Stockholders' Equity     $7,001,833                     $6,745,279
                                                            =============                   ============


                                      - 3 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME


                                                               Six months ended                       Three months ended
                                                                   June 30,                                   June 30,
                                                        ----------------------------           -----------------------------------
                                                         1 9 9 7           1 9 9 6                1 9 9 7               1 9 9 6
                                                         -------           -------                -------               -------
                                                       (Unaudited)        (Unaudited)          (Unaudited)             (Unaudited)

Net sales                                              $8,002,699          $7,164,593           $3,981,678              $3,217,744


Cost of goods sold                                      4,842,665           4,379,244            2,445,364               1,950,568
                                                       ----------          ----------           ----------              ----------

Gross profit                                            3,160,034           2,785,349            1,536,314               1,267,176
                                                       ----------          ----------           ----------              ----------

Operating expenses:
  Selling and shipping                                  1,583,992           1,330,689              804,366                 582,634
  General and administrative                              938,786             820,628              440,535                 432,578
  Financial expenses, including interest
    expense of $40,180 and $7,558 for the
    six months ended June 30,1997 and 1996                180,777             144,075               94,043                  64,896
                                                       ----------          ----------           ----------              ----------

                                                        2,703,555           2,295,392            1,338,944               1,080,108
                                                       ----------          ----------           ----------              ----------

Income from operations                                    456,479             489,957              197,370                 187,068

Other income                                                3,228              17,383                3,228                  13,239
                                                       ----------          ----------           ----------              ----------

Income before provision for income taxes                  459,707             507,340              200,598                 200,307

Provision for income taxes                                195,868             110,033               85,949                  33,502
                                                       ----------          ----------           ----------              ----------

Net income                                             $  263,839          $  397,307           $  114,649              $  166,805
                                                       ==========          ==========           ==========              ==========

Primary earnings per share                                   $.10                $.15                 $.04                    $.06
                                                             =====               =====                =====                   =====






                                      - 4 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1997 and 1996

                                                   9% cumulative
                                                     convertible                                                Class A
                                                   Preferred stock                 Common stock               Common  stock
                                                 ---------------------        ---------------------           ------------------
                                                 Shares         Amount          Shares       Amount         Shares        Amount
                                                 ------         ------          ------       ------         ------        ------

Balance, December 31, 1995                        4,000          $1,000       2,439,437      $5,224        100,000        $1,000

Stock options exercised                            -               -              5,300          10           -             -

Redemption of preferred stock                    (1,000)           (250)           -           -              -             -

Public offering costs                              -               -               -           -              -             -
Net income, six months ended June 30, 1996         -               -               -           -              -             -

                                                  -----          ------       ---------      ------        -------        -------
Balance, June 30, 1996                            3,000          $  750       2,444,737      $5,234        100,000        $1,000
                                                  =====          ======       =========      ======        =======        =======
Balance, December 31, 1996                         -           $   -          2,447,737      $5,240        100,000        $1,000

Stock options exercised                            -               -             21,638          43           -             -
Net income, six months ended June 30, 1997         -               -               -            -             -             -
                                                  -----          ------       ---------      ------        -------        -------

Balance, June 30, 1997                             -          $    -          2,469,375      $5,283        100,000        $1,000
                                                  =====          ======       =========      ======        =======        =======


                                                                   Retained
                                                                    earnings             Treasury stock
                                             Paid-in              (accumulated         ---------------------
                                             Capital               deficit)            Shares          Amount            Total
                                             -------               --------            ------          ------            -----

Balance, December 31, 1995                   $6,057,764              $(352,977)       172,500        $ (725,625)      $  4,986,386

Stock options exercised                           1,977                   -              -                 -                 1,987

Redemption of preferred stock                    (2,250)                  -              -                 -                (2,500)

Public offering costs                            (4,200)                  -              -                 -                (4,200)
Net income, six months ended June 30, 1996         -                   397,307           -                 -               397,307
                                             ----------          -------------      ---------------   ------------      ----------
Balance, June 30, 1996                       $6,053,291            $    44,330        172,500         $(725,625)        $5,378,980
                                             ==========          =============      ===============   ============      ==========

Balance, December 31, 1996                   $6,054,035             $  358,271        172,500         $(725,625)        $5,692,921
Stock options exercised                          70,856                   -              -                 -                70,899
Net income, six months ended June 30, 1997         -                   263,839           -                 -               263,839
                                             ----------          -------------      ---------------   ------------      ----------
Balance, June 30, 1997                       $6,124,891            $   622,110        172,500         $(725,625)        $6,027,659
                                             ==========          =============      ===============   ============      ==========


                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                      Six months ended
                                                                                         June 30,
                                                                             -----------------------------------------
                                                                              1 9 9 7                       1 9 9 6
                                                                              -------                       -------
                                                                             Unaudited)                    (Unaudited)
Cash flows from operating activities:
  Net income                                                                   $263,839                     $  397,307
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Depreciation                                                              56,539                         22,975
       Deferred tax provision                                                      -                            63,664
       Loss on disposal of property and equipment                                  -                               252
    Changes in assets (increase) decrease:
       Due from factor                                                        1,417,275                         43,831
       Inventory                                                             (1,217,979)                       (36,724)
       Prepaid expenses and other current assets                               (212,927)                      (161,452)
       Prepaid royalties                                                         16,250                            118
       Security deposits and other assets                                      (134,909)                       (28,849)
    Changes in liabilities increase (decrease):
       Accounts payable                                                         212,034                          5,509
       Accrued expenses and other current liabilities                          (290,218)                      (164,631)
                                                                             ----------                     -----------
          Net cash provided by operating activities                             109,904                        142,000
                                                                             ----------                     -----------

Cash flows used by investing activities:
  Acquisition of property and equipment                                        (133,757)                       (87,230)
                                                                             ----------                     -----------
Cash flows from financing activities:
  Initial public offering costs                                                    -                            (4,200)
  Redemption of preferred stock                                                    -                            (2,500)
  Proceeds from stock options exercised                                          70,899                          1,987
                                                                             ----------                     -----------
          Net cash provided (used) by financing activities                       70,899                         (4,713)
                                                                             ----------                     -----------

Net increase in cash and cash equivalents                                        47,046                         50,057

Cash and cash equivalents, beginning of period                                  163,241                        134,344
                                                                             ----------                     -----------

Cash and cash equivalents, end of period                                       $210,287                     $  184,401
                                                                             ==========                     ===========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                  $  40,180                       $  7,558
    Income taxes                                                                505,192                         37,082

*Certain items have been reclassified to conform to 1997 presentation.

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


1. The Company and basis of presentation:

        The financial statements presented herein as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1997.

2. Initial public offering:

        On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

3. Primary earnings per share:

        Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the convertible preferred stock. The number of shares used in the computations were 2,678,483 and 2,698,248 at June 30, 1997 and 1996, respectively.

        Fully diluted earnings per share amounts are not presented for June 30, 1997 and 1996 because they are not materially dilutive.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

        Net sales increased to $3,981,678 for the three months ended June 30, 1997 from $3,217,744 for the three months ended June 30, 1996, an increase of $763,934 or 23.7%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

        Gross profit increased to $1,536,314 for the three months ended June 30, 1997 from $1,267,176 for the three months ended June 30, 1996, an increase of $269,138 or 21.2%. Gross profit decreased as a percentage of net sales to 38.6% from 39.4%.

        Selling and shipping expenses increased to $804,366 for the three months ended June 30, 1997 from $582,634 for the three months ended June 30, 1996, an increase of $221,732 or 38.1%. Selling and shipping expenses as a percentage of net sales increased to 20.2% from 18.1%. The increase as a percentage of net sales was primarily attributable to an increase in advertising and promotions to facilitate the Company's continued and anticipated growth.

        General and administrative expenses increased to $440,535 for the three months ended June 30, 1997 from $432,578 for the three months ended June 30, 1996, an increase of $7,957, or 1.8%. General and administrative expenses as a percentage of net sales decreased to 11.1% from 13.4%. The decrease as a percentage of net sales was primarily attributable to a decrease in office expenses and supplies for the three months ended June 30, 1997 versus the comparable period in 1996.

        Financial expenses increased to $94,043 for the three months ended June 30, 1997 from $64,896 for the three months ended June 30, 1996, an increase of $29,147, or 44.9%. Of the total financial expenses, interest expense increased to $24,468 for the three months ended June 30, 1997 from $130 for the three months ended June 30, 1996. Such increase was attributable to the increase in the Company's net borrowings for the three months ended June 30, 1997 versus the comparable period in 1996.

        Operating income increased to $197,370 for the three months ended June 30, 1997 from $187,068 for the three months ended June 30, 1996, a increase of $10,302, or 5.5% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 5.0% for the three months ended June 30, 1997 as compared to 5.8% for the three months ended June 30, 1996.
                                      -8-

        The Company incurred a tax provision of $85,949 for the three months ended June 30, 1997 as compared to $33,502 for the three months ended June 30, 1996, an increase of $52,447. At June 30, 1996 the Company was able to utilize $31,000 of its net operating loss carryforward to offset taxable income, compared to June 30, 1997 when the Company had no net operating loss carryforward available.

        The Company had net income of $114,649 for the three months ended June 30, 1997 as compared to $166,805 for the three months ended June 30, 1996, a decrease of $52,156, or 31.3% for the reasons stated in the preceding paragraphs.

SIX MONTHS JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        Net sales increased to $8,002,699 for the six months ended June 30, 1997 from $7,164,593 for the six months ended June 30, 1996, an increase of $838,106, or 11.7%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

        Gross profit increased to $3,160,034 for the six months ended June 30, 1997 from $2,785,349 for the six months ended June 30, 1996, an increase of $374,685, or 13.5%. Gross profit increased as a percentage of net sales to 39.5% from 38.9%. The increase as a percentage of net sales was primarily due to the Company's ability to obtain projected sales prices on its products.

        Selling and shipping expenses increased to $1,583,992 for the six months ended June 30, 1997 from $1,330,689 for the six months ended June 30, 1996, an increase of $253,303, or 19%. Selling and shipping expenses as a percentage of net sales increased to 19.8% from 18.6%. The increase as a percentage of net sales was primarily attributable to an increase in advertising and promotions to facilitate the Company's continued and anticipated growth.

        General and administrative expenses increased to $938,786 for the six months ended June 30, 1997 from $820,628 for the six months ended June 30, 1996, an increase of $118,158, or 14.4%. General and administrative expenses as a percentage of net sales increased to 11.7% from 11.5%. The increase as a percentage of net sales was primarily attributable to an increase in temporary employment services and depreciation expense for the six months ended June 30, 1997 versus the comparable period in 1996.

        Financial expenses increased to $180,777 for the six months ended June 30, 1997 from $144,075 for the six months ended June 30, 1996, an increase of $36,702, or 25.5%. Of the total financial expenses, interest expense increased to $40,180 for the six months ended June 30, 1997 from $7,558 for the six months ended June 30, 1996. Such increase was attributable to the increase in the Company's net borrowings for the six months ended June 30, 1997 versus the comparable period in 1996.

        Operating income decreased to $456,479 for the six months ended June 30, 1997 from $489,957 for the six months ended June 30, 1996, a decrease of $33,478, or 6.8% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 5.7% for the six months ended June 30, 1997 as compared to 6.8% for the six months ended June 30, 1996.

        The Company incurred a tax provision of $195,868 for the six months ended June 30, 1997 as compared to $110,033 for the six months ended June 30, 1996, an increase of $85,835, or 78%. At June 30, 1996 the Company was able to utilize $338,000 of its net operating loss carryforward to offset taxable income, compared to June 30, 1997 when the Company had no net operating loss carryforward available.

        The Company had net income of $263,839 for the six months ended June 30, 1997 as compared to $397,307 for the six months ended June 30, 1996, a decrease of $133,468, or 33.6% for the reasons stated in the preceding paragraphs.

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

        Operating activities provided positive cash flow for the six months ended June 30, 1997 and 1996. This was primarily attributable to the favorable operating results achieved in both periods. The net cash provided by operating activities was $109,904 for the six months ended June 30, 1997 compared to $142,000 for the six months ended June 30, 1996. The decrease was primarily attributable to the decrease in net income for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Net cash used for investing activities for the six months ended June 30, 1997 was $133,757 compared to $87,230 for the six months ended June 30, 1996. This was attributable to the increase in acquisition of property and equipment. Net cash provided by (used for) financing activities was $70,899 for the six months ended June 30, 1997 compared to ($4,713) for the six months ended June 30, 1996. The increase was primarily attributable to proceeds from the exercise of stock options.

        During the six months ended June 30, 1997, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At June 30, 1997, working capital was $5,062,787 compared to $5,054,997 at June 30, 1996 an increase of $7,790.

        Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Agreement. At June 30, 1997 due from factor was $1,478,998 as compared to $3,243,668 at June 30, 1996. Due to a revised replenishment program, stocking for a new product line, and an increase in booked and anticipated orders, the Company's inventory increased to $3,975,679 at June 30, 1997 as compared to $1,813,307 at June 30, 1996.

        Management anticipates it will retain a net receivable position under the Century Agreement, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's anticipated growth through 1997.

PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities

The following unregistered securities were issued by the Company during the six months ended June 30,1997:

   Date of Sale                Description of                  Number of Stock                Exercise             Purchaser
      /Issuance               Securities Issued                Options Exercised          Price Per Share           or Class
      ---------               -----------------                -----------------          ---------------           --------

  April 17,1997                Common Stock                           6,000                           $.375       Nonaffiliated
                                                                                                                  Private Investor
  April 23,1997                Common Stock                          11,088                      $.85-6.25          Director

The issuance of these securities are claimed to be exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.


   Item 4.  Submission of Matters to a Vote of Security Holders.

        On June 12, 1997, the Company held its Annual Meeting of stockholders, whereby the stockholders elected Directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The vote on such matters was as follows:

1. ELECTION OF DIRECTORS:
                                             For                       Against
                                             ---                       -------
        George Horowitz                   2,706,388                     5,280

        Rita Cinque                       2,706,388                     5,280

        James Anderson                    2,706,388                     5,280

        Edward Epstein                    2,706,388                     5,280

        Donald Horowitz                   2,706,388                     5,280

        Angelo Giusti                     2,706,388                     5,280

        Larry Kring                       2,705,888                     5,780


2. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Berenson & Company, LLP as the Company's auditors for the fiscal year ending December 31,1997.

                                                     For      Against    Abstain
                                                     ---      -------    -------
                                                  2,705,488    5,380      800


   Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

             Exhibit 27 - Financial Data Schedule

        (b) Reports on Form 8-K

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ACTIVE APPAREL GROUP, INC.



Date: August 13, 1997                By: /s/ George Q Horowitz
                                         ------------------------------
                                         George Q Horowitz
                                         Chief Executive Officer, President,
                                         Treasurer, and Director

                                         Signing on behalf of the
                                         registrant and as Chief
                                         Financial Officer