Form 10QSB
period 1997-09-30
ACTIVE APPAREL GROUP INC
filed 1997-11-05
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

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

               Yes   /X/                No / /

            The number of common equity shares outstanding as of November 3, 1997, was 2,469,375 shares of Common Stock, $.002 par value, and 100,00 shares of Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

               Yes / /                  No  /X/


                                   Form 10-QSB

                                      INDEX








PART I.  FINANCIAL INFORMATION                                            PAGE


  Item 1.  Financial Statements

             Balance Sheets                                                3

             Statements of Income                                          4

             Statements of Changes in Stockholders' Equity                 5

             Statements of Cash Flows                                      6

             Notes to Financial Statements                                 7


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                 8-10



PART II. OTHER INFORMATION


 Item 2.   Changes in Securities                                          11

 Item 6.   Exhibits and Reports on Form 8-K                               11


SIGNATURE                                                                 12

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS



                                                                                                      September 30,     December 31,
                                                                                                        1 9 9 7            1 9 9 6
                                                                                                      -------------      -----------
                                                                                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                                          $    62,497        $   163,241
  Due from factor                                                                                      1,552,628          2,896,273
  Inventory                                                                                            4,987,571          2,757,700
  Prepaid royalties                                                                                       53,764             52,513
  Prepaid expenses and other current assets                                                              460,613            122,807
                                                                                                     -----------        -----------
          Total current assets                                                                         7,117,073          5,992,534

Property and equipment, net                                                                              386,005            292,777
Security deposits and other assets                                                                       548,360            339,968
Note receivable, officer                                                                                 120,000            120,000
                                                                                                     -----------        -----------

                Total Assets                                                                         $ 8,171,438        $ 6,745,279
                                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                   $ 1,746,129        $   552,858
  Accrued expenses and other current liabilities                                                         300,420            499,500
                                                                                                     -----------        -----------
          Total current liabilities                                                                    2,046,549          1,052,358
                                                                                                     -----------        -----------

Stockholders' equity:
  Common stock, par value $.002; 10,000,000
     shares authorized, 2,641,875 issued,
     2,469,375 outstanding (1997);
     10,000,000 shares authorized, 2,620,237
     issued, 2,447,737 outstanding (1996)                                                                  5,283              5,240
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                                     1,000              1,000
  Paid-in capital                                                                                      6,124,891          6,054,035
  Retained earnings                                                                                      719,340            358,271
                                                                                                     -----------        -----------
                                                                                                       6,850,514          6,418,546
  Less treasury stock, at cost (172,500 common shares)                                                  (725,625)          (725,625)
                                                                                                     -----------        -----------
          Total Stockholders' Equity                                                                   6,124,889          5,692,921
                                                                                                     -----------        -----------

                Total Liabilities and Stockholders' Equity                                           $ 8,171,438        $ 6,745,279
                                                                                                     ===========        ===========


                                      - 3 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME

                                                                          Nine months ended                Three months ended
                                                                            September 30,                     September 30,
                                                                   -----------------------------       -----------------------------
                                                                      1 9 9 7          1 9 9 6           1 9 9 7           1 9 9 6
                                                                   -----------       -----------       -----------       -----------
                                                                    (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)

Net sales                                                          $12,598,293       $11,807,476       $ 4,595,594       $ 4,642,883


Cost of goods sold                                                   7,556,479         7,286,057         2,713,814         2,906,813
                                                                   -----------       -----------       -----------       -----------


Gross profit                                                         5,041,814         4,521,419         1,881,780         1,736,070
                                                                   -----------       -----------       -----------       -----------

Operating expenses:
  Selling and shipping                                               2,701,043         2,226,006         1,117,051           895,317
  General and administrative                                         1,361,710         1,274,320           422,924           453,692
  Financial expenses, including interest
    expense of $102,776 and $31,199 for the
    nine months ended September 30,1997 and 1996                       341,341           210,700           160,564            66,625
                                                                   -----------       -----------       -----------       -----------

                                                                     4,404,094         3,711,026         1,700,539         1,415,634
                                                                   -----------       -----------       -----------       -----------

Income from operations                                                 637,720           810,393           181,241           320,436

Other income                                                             4,557            19,859             1,329             2,476
                                                                   -----------       -----------       -----------       -----------

Income before provision for income taxes                               642,277           830,252           182,570           322,912

Provision for income taxes                                             281,208           230,211            85,340           120,178
                                                                   -----------       -----------       -----------       -----------

Net income                                                         $   361,069       $   600,041       $    97,230       $   202,734
                                                                   ===========       ===========       ===========       ===========

Primary earnings per share                                         $       .14       $       .22       $       .04       $       .08
                                                                   ===========       ===========       ===========       ===========



                                      - 4 -
                 See accompanyingnotes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                 9% Cumulative
                                  convertible                                    Class A
                                 Preferred stock       Common stock            Common stock         Paid-in
                                 ---------------       ------------            -------------        -------
                                Shares    Amount      Shares    Amount       Shares     Amount      Capital
                                -------  --------    ---------  ------       ------     ------   ------------
Balance, December 31, 1995       4,000   $1,000      2,439,437  $ 5,224      100,000  $   1,000  $ 6,057,764

Stock options exercised           --       --            5,300       10         --         --          1,977

Redemption of preferred stock   (1,000)    (250)          --       --           --         --         (2,250)

Public offering costs             --       --             --       --           --         --         (4,200)

Conversion of preferred stock   (3,000)    (750)          --       --           --         --         (6,750)

Issuance of common stock          --       --            3,000        6         --         --          7,494

Net income,
nine months ended
September 30, 1996                --       --             --       --           --         --           --
                               -------   ------      ---------  -------  -----------  ---------  -----------

Balance, September 30, 1996       --     $ --        2,444,737  $ 5,240      100,000  $   1,000  $ 6,054,035
                               =======   ======      =========  =======  ===========  =========  ===========

Balance, December 31, 1996        --     $ --        2,447,737  $ 5,240      100,000  $   1,000  $ 6,054,035

Stock options exercised           --       --           21,638       43         --         --         70,856

Net income,
nine months ended
September 30, 1997                --       --             --       --           --        --          --
                               -------   ------      ---------  -------  -----------  ---------  -----------

Balance, September 30, 1997       --     $ --        2,469,375  $ 5,283      100,000  $   1,000  $ 6,124,891
                               =======   ======      =========  =======  ===========  =========  ===========

                                  Retained
                                  earnings        Treasury stock
                                (accumulated    -------------------
                                  deficit)      Shares      Amount         Total
                                --------------  ------    ---------      ---------
Balance, December 31, 1995       $(352,977)      172,500  $  (725,625)  $ 4,986,386

Stock options exercised               --            --           --           1,987

Redemption of preferred stock         --            --           --          (2,500)

Public offering costs                 --            --           --          (4,200)

Conversion of preferred stock         --            --           --          (7,500)

Issuance of common stock              --            --           --           7,500

Net income,
nine months ended
September 30, 1996                 600,041          --           --         600,041
                                 ---------   -----------  -----------   -----------

Balance, September 30, 1996      $ 247,064       172,500  $  (725,625)  $ 5,581,714
                                 =========   ===========  ===========   ===========

Balance, December 31, 1996       $ 358,271       172,500  $  (725,625)  $ 5,692,921

Stock options exercised               --            --           --          70,899

Net income,
nine months ended
September 30, 1997                 361,069          --           --         361,069
                                 ---------   -----------  -----------   -----------

Balance, September 30, 1997      $ 719,340       172,500  $  (725,625)  $ 6,124,889
                                 =========   ===========  ===========   ===========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           1997                1996
                                                                                       (Unaudited)         (Unaudited)

Cash flows from operating activities:
  Net income                                                                            $   361,069        $   600,041
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Depreciation                                                                          80,524             36,404
       Provision for bad debts                                                                 --               14,142
       Deferred tax provision                                                                  --               63,664
       Loss on disposal of property and equipment                                              --                  252
    Changes in assets (increase) decrease:
       Due from factor                                                                    1,343,645            350,231
       Inventory                                                                         (2,229,871)          (909,253)
       Prepaid expenses and other current assets                                           (337,806)          (259,007)
       Prepaid royalties                                                                     (1,251)            17,662
       Other assets                                                                        (208,392)           (10,705)
    Changes in liabilities increase (decrease):
       Accounts payable                                                                   1,193,271            161,260
        Accrued expenses and other current liabilities                                     (199,080)            36,827
                                                                                        -----------        -----------
          Net cash provided by operating activities                                           2,109            101,518
                                                                                        -----------        -----------


Cash flows used by investing activities:
  Acquisition of property and equipment                                                    (173,752)          (104,897)
                                                                                        -----------        -----------


Cash flows from financing activities:
  Initial public offering costs                                                                --               (4,200)
  Redemption of preferred stock                                                                --               (2,500)
  Proceeds from stock options exercised                                                      70,899              1,987
                                                                                        -----------        -----------
          Net cash provided (used) by financing activities                                   70,899             (4,713)
                                                                                        -----------        -----------

Net decrease in cash and cash equivalents                                                  (100,744)            (8,092)

Cash and cash equivalents, beginning of period                                              163,241            134,344
                                                                                        -----------        -----------

Cash and cash equivalents, end of period                                                $    62,497        $   126,252
                                                                                        ===========        ===========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                            $   102,776        $    31,199
    Income taxes                                                                            635,432             37,082

Supplemental disclosures of noncash financing activity:
  Preferred stock converted to common stock                                                                $     7,500




                                      - 6 -
                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996





1.      The Company and basis of presentation:

        The financial statements presented herein as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation
        of  financial  position  and  results  of  operations.   Such  financial
        statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine and three month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1997.

2.      Initial public offering:

        On May 4, 1995, the Company completed an initial public offering of 640,000 shares of common stock,$.002 par value per share (the "Common Stock"),at $6.25 per share. Proceeds to the Company, after deducting initial public offering costs of $319,180, were $3,680,820.

3.      Primary earnings per share:

        Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the convertible preferred stock. The number of shares used in the computations were 2,666,870 and 2,699,949 at September 30, 1997 and 1996, respectively.

        Fully diluted earnings per share amounts are not presented for September 30, 1997 and 1996 because they are not materially dilutive.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

        Net sales decreased to $4,595,594 for the three months ended September 30, 1997 from $4,642,883 for the three months ended September 30, 1996, a decrease of $47,289 or 1.0%. This decrease in sales was principally attributable to the weakness in credit worthiness of certain customers, the UPS strike and industry mergers.

        Gross profit increased to $1,881,780 for the three months ended September 30, 1997 from $1,736,070 for the three months ended September 30, 1996, an increase of $145,710 or 8.4%. Gross profit increased as a percentage of net sales to 41.0% from 37.4%. This increase as a percentage of net sales was primarily due to the Company's ability to obtain projected sales prices on its products.

        Selling and shipping expenses increased to $1,117,051 for the three months ended September 30, 1997 from $895,317 for the three months ended September 30, 1996, an increase of $221,734 or 24.7%. Selling and shipping expenses as a percentage of net sales increased to 24.3% from 19.3%. The increase as a percentage of net sales was primarily attributable to an increase in advertising and promotions to facilitate the Company's continued and anticipated growth.

        General and administrative expenses decreased to $422,924 for the three months ended September 30, 1997 from $453,692 for the three months ended September 30, 1996, a decrease of $30,768, or 6.8%. General and administrative expenses as a percentage of net sales decreased to 9.2% from 9.8%. The decrease as a percentage of net sales was primarily attributable to a decrease in office expenses and supplies for the three months ended September 30, 1997 versus the comparable period in 1996.

        Financial expenses increased to $160,564 for the three months ended September 30, 1997 from $66,625 for the three months ended September 30, 1996, an increase of $93,939, or 140.9%. Of the total financial expenses, interest expense increased to $62,596 for the three months ended September 30, 1997 from $23,641 for the three months ended September 30, 1996. Such increase was attributable to the increase in the Company's net borrowings from the factor for the three months ended September 30, 1997 versus the comparable period in 1996.

        Operating income decreased to $181,241 for the three months ended September 30, 1997 from $320,436 for the three months ended September 30, 1996, a decrease of $139,195, or 43.4% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 3.9% for the three months ended September 30, 1997 as compared to 6.9% for the three months ended September 30, 1996.

        The Company incurred a tax provision of $85,340 for the three months ended September 30, 1997 as compared to $120,178 for the three months ended September 30, 1996, an decrease of $34,838.

        The Company had net income of $97,230 for the three months ended September 30, 1997 as compared to $202,734 for the three months ended September 30, 1996, a decrease of $105,504, or 52.0% for the reasons stated in the preceding paragraphs.

NINE MONTHS SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

        Net sales increased to $12,598,293 for the nine months ended September 30, 1997 from $11,807,476 for the nine months ended September 30, 1996, an increase of $790,817, or 6.7%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

        Gross profit increased to $5,041,814 for the nine months ended September 30, 1997 from $4,521,419 for the nine months ended September 30, 1996, an increase of $520,395, or 11.5%. Gross profit increased as a percentage of net sales to 40% from 38.3%. The increase as a percentage of net sales was primarily due to the Company's ability to obtain projected sales prices on its products.

        Selling and shipping expenses increased to $2,701,043 for the nine months ended September 30, 1997 from $2,226,006 for the nine months ended September 30, 1996, an increase of $475,037, or 21.3%. Selling and shipping expenses as a percentage of net sales increased to 21.4% from 18.9%. The increase as a percentage of net sales was primarily attributable to an increase in advertising and promotions to facilitate the Company's continued and anticipated growth.

        General and administrative expenses increased to $1,361,710 for the nine months ended September 30, 1997 from $1,274,320 for the nine months ended September 30, 1996, an increase of $87,390, or 6.9%. The increase was primarily attributable to an increase in temporary employment services and depreciation expense for the nine months ended September 30, 1997 versus the comparable period in 1996. General and administrative expenses as a percentage of net sales remained constant at 10.8% for 1997 and 1996.

        Financial expenses increased to $341,341 for the nine months ended September 30, 1997 from $210,700 for the nine months ended September 30, 1996, an increase of $130,641, or 62.0%. Of the total financial expenses, interest expense increased to $102,776 for the nine months ended September 30, 1997 from $31,199 for the nine months ended September 30, 1996. Such increase was attributable to the increase in the Company's net borrowings from the factor for the nine months ended June 30, 1997 versus the comparable period in 1996.

        Operating income decreased to $637,720 for the nine months ended September 30, 1997 from $810,393 for the nine months ended September 30, 1996, a decrease of $172,673, or 21.3% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 5.1% for the nine months ended September 30, 1997 as compared to 6.9% for the nine months ended September 30, 1996.

        The Company incurred a tax provision of $281,208 for the nine months ended September 30, 1997 as compared to $230,211 for the nine months ended September 30, 1996, an increase of $50,997, or 22.2%. For the nine months ended September 30, 1996 the Company was able to utilize $338,000 of its net operating loss carryforward to offset taxable income, compared to September 30, 1997 when the Company had no net operating loss carryforward available.

        The Company had net income of $361,069 for the nine months ended September 30, 1997 as compared to $600,041 for the nine months ended September 30, 1996, a decrease of $238,972, or 39.8% for the reasons stated in the preceding paragraphs.

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

        Operating activities provided positive cash flow for the nine months ended September 30, 1997 and 1996. This was primarily attributable to the favorable operating results achieved in both periods. The net cash provided by operating activities was $2,109 for the nine months ended September 30, 1997 compared to $101,518 for the nine months ended September 30, 1996. The decrease was primarily attributable to the decrease in net income for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Net cash used for investing activities for the nine months ended September 30, 1997 was $173,752 compared to $104,897 for the nine months ended September 30, 1996. This was attributable to the increase in acquisition of property and equipment. Net cash provided by (used for) financing activities was $70,899 for the nine months ended September 30, 1997 compared to ($4,713) for the nine months ended September 30, 1996. The increase was primarily attributable to proceeds from the exercise of stock options.

        During the nine months ended September 30, 1997, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At September 30, 1997, working capital was $5,064,524 compared to $5,271,637 at September 30, 1996 a decrease of $207,113.

        Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Agreement. At September 30, 1997 due from factor was $1,552,628 as compared to $2,937,268 at September 30, 1996. Due to an inventory replenishment program, stocking for a new product line, and an increase in booked and anticipated orders, the Company's inventory increased to $4,987,571 at September 30, 1997 as compared to $2,685,836 at September 30, 1996.

        Management anticipates it will retain a net receivable position under the Century Agreement, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's anticipated growth through 1997.

PART II.    OTHER INFORMATION


   Item 2.  Changes in Securities

The following unregistered securities were issued by the Company during the three months ended September 30,1997:

                                       Number of Shares
 Date of Sale       Description of     Sold/Issued/Subject       Exercise          Purchaser
  /Issuance       Securities Issued    to Options or Warrants Price Per Share       or Class
--------------    ------------------   ---------------------- ---------------   --------------

August 15,1997       Common Stock              16,200              $5.43        Former Director
                       Options

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



Date: November 4, 1997                    By: /s/ George Q Horowitz
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