Form 10KSB
period 1997-12-31
ACTIVE APPAREL GROUP INC
filed 1998-03-31
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File number:   0-25918

                           ACTIVE APPAREL GROUP, INC.
                 (Name of small business issuer in Its Charter)

        DELAWARE                                         13-3672716
----------------------------------            ---------------------------------
(State or other  jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)


1350 BROADWAY, SUITE 2300,  NEW YORK, NEW YORK           10018
----------------------------------------------          --------
(Address of principal executive offices)                Zip Code

Issuer's Telephone Number (212) 239-0990

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
            Title Of Each Class              On Which Registered
            -------------------              ---------------------
                 None                                None

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.002 PAR VALUE
                         ------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. YES /X/ NO / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

State issuer's revenue for its most recent fiscal year: $16,687,271

On March 27, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,037,000 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Nasdaq National Market on March 27, 1998.

The number of shares outstanding on March 27, 1998 was 2,469,375 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

Documents Incorporated by Reference  -   None

Transitional Small Business Disclosure Format (Check one): YES / /  NO  /X/

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I

Item 1       Business.........................................................1
Item 2       Properties......................................................10
Item 3       Legal Proceedings...............................................10
Item 4       Submission of Matters to a Vote of Security Holders.............10


PART II

Item 5       Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................11
Item 6       Management's Discussion and Analysis or Plan of Operation.......12
Item 7       Financial Statements............................................14
Item 8       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................15


PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........15
Item 10      Executive Compensation..........................................17
Item 11      Security Ownership of Certain Beneficial Owners
                  and Management ............................................21
Item 12      Certain Relationships and Related Transactions..................23
Item 13      Exhibits and Reports on Form 8-K................................24

Signatures...................................................................28

                                     PART I

ITEM 1. BUSINESS

GENERAL

Active Apparel Group, Inc. (the "Company"), a Delaware corporation organized on July 6, 1992, is engaged in the design, manufacture, marketing and sale of women's activewear, sportswear and as of May 1, 1997, swimwear and coverups featuring the widely-recognized Everlast(R) trademark ("Everlast Products"), in the design, manufacture, marketing and sale of women's and girls' activewear and sportswear (excluding footwear) featuring the widely-recognized Converse(R) and Converse All Star(R) trademarks (the "Converse Products") and the design, manufacture, marketing and sales of unisex activewear and accessories featuring the widely-recognized "MTV's THE GRIND" and/or "THE GRIND" trademarks (the "MTV Products"). Generally, the Company has the exclusive right to use and distribute women's activewear and sportswear featuring the Everlast trademark (constituting the Everlast Products) in the United States, its territories and possessions (collectively, the "United States") and Canada, its provinces, territories and possessions (collectively, "Canada"), the exclusive right to use and distribute women's and girls' activewear and sportswear (excluding footwear) featuring the Converse(R) trademarks (constituting the Converse Products) in the United States and the exclusive right to use and distribute unisex activewear and accessories featuring the MTV trademarks (constituting the MTV Products) in the United States and Canada. SEE "PRODUCTS" AND "LICENSES." The Company is a member of the Sporting Goods Manufacturers Association, the National Sporting Goods Association and the Canadian Sporting Goods Association.

    The Company's strategy is to expand the Company's operations and to become a leading brand name supplier of women's activewear and sportswear and unisex activewear. Key elements of this strategy include:

    o   emphasizing  the  Company's   products  by  establishing   balanced  and
        diversified collections with various products, styles and price ranges.

    o maintaining a focused advertising and marketing program that seeks to maximize the visibility of the Company's products.

    o expanding the distribution system for the Company's products through relationships with a broad network of retailers in the United States, Canada and (subject to expanding the territories in which the Everlast Products, Converse Products and MTV Products are permitted to be sold) elsewhere.

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

    THE EVERLAST WOMAN COLLECTION. The Company sells a diverse collection of Everlast Products consisting of women's activewear, sportswear and as of May 1, 1997, swimwear and coverups under the Everlast trademark and logo. Since 1910, Everlast has gained wide recognition in professional and amateur boxing. The Company believes that the Everlast name has become synonymous with quality athletic products. The Everlast Products seek to continue this tradition, while recognizing that the active woman has particular demands regarding quality, comfort and style in activewear and sportswear. The Everlast Products consist of approximately 40 separate products with varying styles and functions. These include fitness apparel and sportswear made of nylon, fleece, cotton, Lycra spandex, and other technical polyester fabrics with moisture management properties. The Everlast Products are designed to feature the Everlast trademark and logo, and to focus on the use of appropriate fabric blends to maximize comfort and performance. The retail prices for the Everlast Products generally range from $15 to $70.

    THE CONVERSE FOR WOMEN COLLECTION. The Company sells a diverse collection of Converse Products consisting of women's and girls' activewear and sportswear under the Converse and Converse All Star trademarks and logos. Since 1908, Converse has gained wide recognition in men's and women's professional and amateur basketball. The Company believes that the Converse Products continue the Converse tradition of quality, style and performance. The Converse All Star for Women collection offers active lifestyle apparel with a fashion oriented approach. The collection includes: sports bras, shorts, leggings, tee shirts, sweatshirts, and jackets. The collection is designed to feature the Converse All Star trademark and to focus on the use of appropriate fabric blends to maximize comfort. The retail prices for the Converse Products generally range from $15 to $90.

    MTV'S THE GRIND COLLECTION. Since September 30, 1996 the Company has been selling a diverse collection of MTV Products consisting of unisex and women's and girl's activewear and accessories under the "MTV's THE GRIND" and "THE GRIND" name, trademark and logo. Since August 1992 "The GRIND" has been a popular dance series on MTV. MTV has developed a successful line of exercise home videos based on "The GRIND", including "THE GRIND WORKOUT! HIP HOP AEROBICS", "THE GRIND WORKOUT! FITNESS WITH FLAVA" and "THE GRIND WORKOUT! STRENGTH AND FITNESS. The Company understands that all three videos are platinum sellers and are consistently among the top three sellers on the Billboard exercise video charts. Presently, "THE GRIND WORKOUT! FAT BURNING GROOVES"
exercise video features products from the Company's GRIND Collection. Additionally, a forthcoming "GRIND" exercise video expected to be released in the fall of 1998 will feature products from the Company's GRIND Collection. The MTV Products seek to tap into consumers' passions for music, fitness and fashion. The products include tank tops, rave pants, boy shorts and bra tops that are fashion forward yet performance driven. The collection is designed to feature The GRIND trademark and to focus on the use of appropriate fabric blends to maximize comfort. The retail prices for the MTV Products generally range from $16 to $50.

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

LICENSES

    EVERLAST LICENSE. The Company obtained the Everlast license ("Everlast License") of June 1, 1992 pursuant to assignment dated July 7, 1992. Generally, the Everlast License grants to the Company the exclusive right and license to use the Everlast trademark in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of women's activewear, sportswear, swimwear and coverups in the United States and Canada during the term of the Everlast License. Everlast World's Boxing Headquarters ("Everlast") reserved the right to use or license the Everlast trademark on products other than women's activewear, sportswear, swimwear and coverups within the United States and Canada, and the right to use or license such trademark outside the United States or Canada. Everlast has also reserved the right to sell, in the United States or Canada, women's activewear and sportswear in Everlast's product catalogs or flyers, but may not sell such products for less than the lowest price offered by the Company.

    The term of the Everlast License ends on December 31, 2002, but is renewable at the option of the Company for up to two successive five year periods commencing January 1, 2003 and January 1, 2008, assuming the Company is not then in default under the Everlast License and assuming that the Company achieves net sales in the United States of Everlast Products of at least $10,500,000, and in Canada, of at least $2,500,000 (assuming an exchange ratio of $.69) for the exercise of the first option and achieves net sales in the United States of at least $14,250,000 and in Canada of at least CN$3,500,000 (assuming an exchange ratio of $.69) for the exercise of the second option. The Everlast License may be terminated in whole, or only as to certain Everlast Products, if the Company fails to fulfill its material obligations thereunder (including payments of royalties or other amounts due), fails (beyond the cure period) to use diligent efforts to promote, advertise, manufacture, sell or ship any Everlast Product, or to fill accepted orders for Everlast Products to financially secure purchasers. See "MANUFACTURING AND SUPPLIERS." The Everlast License may also be terminated if net sales of Everlast Products do not exceed certain minimum levels, or if the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding. To date, the Company has been in compliance with the Everlast License.

    Under the Everlast License, the Company is required to make royalty payments to Everlast of 6% of net sales (as defined therein), subject to minimum annual payments, which increase over the term (as extended) of the Everlast License. The Company is also required to make advertising expenditures of at least 2.5% of net sales of Everlast Products, subject to annual minimum expenditure levels. The minimum annual royalty payments under the Everlast License for sales in the United States (including swimwear sales) are $450,000 and $555,000 for 1997 and 1998 ($98,500 and
$112,000 with respect to sales in Canada), respectively. The minimum annual advertising expenditures required under the Everlast License for sales in the United States (including swimwear sales) are $187,500 and $231,250 for 1997 and 1998 ($41,000 and $46,600 with respect to sales in Canada), respectively. (The foregoing amounts in US dollars assume an exchange ratio of $.69). To date, all required levels have been met or exceeded. Royalty payments and advertising expenditures are not required with respect to sales of Everlast Products to Everlast, as discussed above. The Company is also obligated to maintain product quality control, obtain prior approval of designs and standards, and marketing, advertising and distribution programs, and may be required to indemnify Everlast against any losses resulting from alleged defects in the Everlast Products arising out of the Company's performance under the Everlast License or the manufacture, promotion or sale of such products in violation of applicable laws or third-party rights. The Everlast License requires that the Company secure and maintain product liability insurance, which the Company has done. Under and subject to the terms of the Everlast License, Everlast is required to indemnify the Company against any losses arising out of the use of the Everlast trademark or the exercise by the Company of its rights under the Everlast License. Everlast is also required, generally, to defend the Company's rights to use the Everlast trademark pursuant to the Everlast License.

    The Everlast License also requires the Company to maintain, during the term thereof, letters of credit in favor of Everlast for an amount equal to the minimum annual amounts due to Everlast under the Everlast License from time to time. The Company is in compliance with this requirement.

    CONVERSE LICENSE. The Company and Converse Inc. entered into a Trademark License Agreement on May 20, 1994 (the "Converse License"). Generally, the Converse License grants to the Company the exclusive right to use the Converse(R) and Converse All Star trademarks described therein in connection with the manufacture, import, advertisement and promotion, sale and distribution of women's and girls' activewear and sportswear in the United States during the term of the Converse License.

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

    Under the Converse License as currently in effect, the Company is required to make royalty payments to Converse of 7% of net sales (as defined therein), subject to guaranteed minimum annual payments, irrespective of net sales, of $280,000 with respect to the contract period from May 20, 1994 to September 30, 1996 and the contract period from October 1, 1996 to September 30, 1997, decreasing to $210,000 with respect to the contract year from October 1, 1997 to September 30, 1998. If the Converse License is renewed beyond September 30, 1998 (through September 30, 2000), the guaranteed minimum annual royalty payment would equal the greater of (i) 75% of the actual royalties payable for the prior contract year or (ii) an amount equal to the guaranteed royalty payment for the prior contract year plus 10% of such minimum payment. The Company is also required to make advertising expenditures of at least 2% of net sales and to provide Converse, at no charge, Converse Products valued at 1% of net sales, for promotional purposes. Generally, the Company is also obligated to sell to Converse, at a price equal to the lower of the Company's lowest U.S. wholesale price (less the royalties payable to Converse) or the Company's cost plus 15%, such quantities of Converse Products as Converse orders, which products may be resold by Converse owned retail stores. Converse may also license third parties to provide Converse-branded women's and girls' activewear and sportswear in connection with premiums, "giveaways" or promotional arrangements (with the approval of the Company). Converse is also permitted to grant a license to any third party to manufacture, in or outside the United States, women's and girls' activewear and sportswear for distribution outside the United States.

    The Converse License requires Converse to indemnify the Company against any losses arising out of the Company's use of the Converse(R) trademarks or Converse's wrongful conduct, although Converse is not required to take any action relating to any infringements or counterfeits of, or any unfair competition affecting the Converse trademarks covered by the Converse License (nor is the Company permitted to take any such action without the prior approval of Converse). The Converse License also provides for the indemnification of Converse by the Company against all losses arising from product liability claims, but excluding claims based on alleged design defects. The Converse License requires the Company to secure and maintain product liability insurance, which the Company has done. To date, the Company has been in compliance with the Converse License.

    MTV LICENSE. The Company and MTV Networks ("MTVN") entered into a License Agreement on March 28, 1996 (the MTV License). Generally, the MTV License grants to the Company the exclusive right and license to use "MTV's THE GRIND" and/or "THE GRIND" trademarks, names and logos in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of unisex and women's activewear and accessories in the United States and Canada during the term of the MTV License. The license is non-exclusive with respect to the licensed products known as t-shirts and caps until such time as MTVN's existing license agreement with another licensee for such licensed products expires, and at such time, it will be exclusive. MTVN has reserved the right to use or license the "MTV's THE GRIND" and/or "THE GRIND" trademarks on products other than unisex and women's activewear and accessories in the United States and Canada and the right to use or license such trademarks outside the United States or Canada. MTVN has also reserved the right to sell the licensed products in the United States or Canada through premium offers, combination and giveaway sales, direct response, direct mail, home shopping type of networks, sales clubs, incentive programs and any MTVN or affiliated companies' retail outlets. MTVN is permitted to grant a license to any third party to manufacture, in or outside the United States, unisex and women's activewear and accessories for distribution outside the United States.

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

    Under the MTV License, the Company is required to make royalty payments to MTVN of 8% of net sales (as defined therein), subject to guaranteed minimum annual payments, irrespective of net sales, of $200,000 with respect to the contract term. If the MTV License is renewed beyond January 31, 1999, the guaranteed minimum royalty payment would equal $320,000. The Company is also required to make advertising expenditures of at least 2% of net sales.

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

MARKETING, ADVERTISING AND PROMOTIONS

    The Company advertises and promotes the Everlast Products, Converse Products and MTV Products (as required under the Everlast License, Converse License and MTV License, respectively) to different consumer segments through a variety of trade and consumer print advertising campaigns, generally in selected magazines and other publications (including Sportstyle, Women's Wear Daily, Sporting Goods Business and Conde'Nast Sports For Women), designed and focused to provide high visibility for such products. The Company's advertising and promotional efforts are designed to appeal to the demographic customer profile for the Company's products. The Company maintains its own marketing and advertising staff that oversees the conception, development and implementation of most aspects of the Company's advertising and sales promotions. The Company's in-house staff also develops catalogs for all of its product lines.

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

    The Company also believes that grass roots promotion programs, such as the limited distribution of samples of its products to local gyms, athletic clubs and fitness professionals, help to advance the recognition and reputation of its products. In addition, the Company has focused many of its promotional programs on charitable and community events, such as "The New York Race for the Cure" of breast cancer, "The City of Hope Workout For Hope" for AIDS related research, "Share-A-Walk" New York Fundraiser to raise awareness in the fight against cancer, and "The J-Cap Dream Team" performance group that travels into city schools promoting anti-drug messages. The Company has also sponsored high school and college women's basketball teams and cheerleading squads.

    The Company also attends and participates in the Atlanta Supershow, National Sporting Goods Association Show and other appropriate trade shows.

MANUFACTURING AND SUPPLIERS

    The Company does not itself manufacture any of its products, but uses third-party, independent contractors for the manufacture of all such products. Since mid-1993, approximately 75% of the Company's products have been supplied by manufacturers in the United States while the remaining 25% has been imported from manufacturers located in foreign nations, principally in Asia. Currently, the Company uses over ten separate manufacturers. While the Company has no written agreements with any of its contractors, the Company believes that its relationships with such contractors are good. The Company does not believe that the loss of any particular contractor would have a material adverse effect on its business. If necessary, the Company believes that alternative sources of products would be readily available, although no assurance can be given. The supply of the Company's foreign-sourced products is subject to constraints imposed by bilateral textile agreements between the United States and foreign nations, which impose quotas on the amounts and types of goods which can be imported into the United States. Consequently, some of the Company's source of products may be adversely affected by political instability resulting in the disruption of trade from foreign nations in which the manufacturers are located, the imposition of additional regulations relating to imports or duties and taxes and other charges on imports. In order to ensure quality control and timely delivery, the Company (or its agents) conducts on-site inspections at manufacturers' facilities, as more fully described herein. See "QUALITY CONTROL." The Company's strategy is to find manufacturers with specific product category expertise (such as fitness apparel, tee shirts or outerwear) and extensive experience in the major athletic brand name apparel industry. The Company has no long-term agreements with any of its manufacturers and competes with other apparel companies for production capacity.

    At December 31, 1996, the Company's inventory was $2,757,700 on net sales during the year ended December 31, 1996 (Fiscal 1996) of $16,377,529, with a backlog of orders for future delivery of $3,117,892. At December 31, 1997, the Company's inventory was $3,847,556 on net sales during the year ended December 31, 1997 (Fiscal 1997) of $16,687,271 with a backlog of orders for future delivery of $3,290,333. The Company has implemented an Electronic Data Interchange (EDI) Quick Response Replenishment System by which customer orders are facilitated in seven working days. This system requires an inventory of basic items that are excluded from the "just in time" inventory program. Higher levels of inventory are required to operate a quick response replenishment program. Such levels of inventory are needed as sales orders are generally received and shipped within a seven day period. Other than the above EDI Quick Response Replenishment System, the Company practices a "just in time" manufacturing and purchasing program. The Company makes arrangements with its manufacturers for delivery approximately 30 days before the scheduled shipment of products to the Company's customers. The objectives of the "just-in-time" system are to decrease the Company's inventory risk and to allow the Company flexibility to react to consumer responses to its products and changing consumer preferences. The Company believes that these objectives are currently being achieved, although no assurance can be given that such objectives will continue to be partially or fully achieved in the future. The Company schedules shipments from its manufacturers in a manner that accounts for possible manufacturing lateness and transport time from manufacturers to the Company's warehouse facilities. Although manufacturing lateness has not been a material factor through the present date, the inability or unwillingness of a manufacturer to ship orders of the Company's products in a timely manner could adversely affect the Company's ability to deliver products to its customers on time. Delay in delivery could result in missing certain retailing seasons with respect to all or some of the Company's products, or could adversely affect the Company's relationship with its customers, which could have a material adverse effect on the Company's business.

    At December 31, 1997, the Company's backlog of unfilled orders was $3,290,333 as compared to $3,117,892 as of December 31, 1996. The Company expects that substantially all of its current orders will be shipped within 120 days of the receipt of such orders. The Company's backlog can be affected by a variety of factors, including scheduling of manufacturing, shipment of products and customer preferences. The Company has an on-line computerized order-entry system which allows the Company to receive orders by computer and to follow daily the status of orders received, shipped and unfilled.

    The Company began a Year 2000 compliance project in June of 1995 and currently is Year 2000 compliant. The project encompassed upgrading the server and all proprietary software and non-proprietary software. The project was completed September 1997.

SALES AND DISTRIBUTION

    The Company's products are distributed through department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers. The Company distributes its products to approximately 500 separate customers in approximately 20,000 retail locations throughout the United States and, with respect to the Everlast Products and MTV Products, Canada. The Company's
products are sold by retailers such as J.C. Penney, Sears, Burdines, Bloomingdale's, Nordstrom, Robinson's May, Dillards, Oshmans, Sportmart, Sports Chalet, The Sports Authority and the Army Air Force Exchange and through catalog operations such as Victoria's Secret, Proactive, Sears-Canada and Genesis Direct. In Canada, the Company's products are sold by such retailers as The Bay, Sears-Canada, Superstar Group and Champs. For the year ended December 31, 1996, two customers accounted for approximately 24% of sales, and for the year ended December 31, 1997 four customers accounted for approximately 47% of sales. The Company's strategy is to expand its network of retailers carrying the Company's products, and is focused on department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

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

    During Fiscal 1996, foreign sales accounted for 7.7% of the Company's net sales, all of which were in Canada, and during Fiscal 1997, foreign sales accounted for 8.0% of the Company's net sales, all of which were also in Canada.

    Consistent with industry practice, the Company generally accepts returns of any products with defects in materials or workmanship or which do not otherwise meet the quality standards of the Company or its customers for up to 30 days. The Company believes that it has experienced historical return levels that are better than the industry norms, although no assurance can be given that such levels can be sustained. In addition to returns, customers deduct chargebacks from the purchase price with or without the Company's consent. Chargebacks have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales of the Company's products. The Company experienced chargeback levels of approximately 4.1% during 1997, which is consistent with the industry norms of 3% to 5%. In 1996, the Company experienced chargeback levels of approximately 3.3%. No assurance can be given that such levels can be maintained.

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

CANADIAN BRANCH

    The Company has a Canadian branch (A.A.G. Vetements-Amerique Inc.) that markets the Everlast and MTV Products in Canada. In September 1993, the Company engaged a consultant ("Canadian Consultant") pursuant to a consulting agreement (the "Consulting Agreement") to assist the Company in the sale, distribution and marketing of the Everlast Products in Canada through such branch. The initial term of the Consulting Agreement expired on December 31, 1996, but was renewed for a one-year period pursuant to a provision in the Consulting Agreement providing for automatic renewal for successive one-year periods unless the Company gives notice of termination or if the Everlast License relating to Canada is terminated or otherwise ceases to be in effect. The Consulting Agreement provides for the payment to the Canadian Consultant of an annual fee of U.S. $60,000, plus designated commissions based, generally, on the Company's net sales and pre-tax profits in Canada, and reimbursement of expenses.

    During Fiscal 1996, net sales from operations in Canada aggregated U.S. $1,273,286, and during Fiscal 1997 such net sales aggregated U.S. $1,328,319. With the exception of exchange rate fluctuations, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations. The Company does not believe that exchange rate fluctuations have had a material adverse effect on the Company's results of operations, although there can be no assurance that such fluctuations, with respect to its Canadian operations, will not have a material adverse effect on the Company's results of operations in the future.

EMPLOYEES

    As of March 10, 1998, the Company had 24 employees, all of whom were employed by the Company on a full-time basis. In addition, the Company may employ additional full-time and part-time employees in connection with the design, marketing and sale of its products as and if the need arises. The Company currently hires temporary employees from time to time as needed. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

    The Company leases its principal executive offices in New York City. The original lease provided an annual base rent of $98,529 through January 31, 1997, and for an annual base rent of $93,672 which started February 1, 1997 and expires January 31, 2000. This space, which occupies approximately 3,981 square feet, also includes a showroom for the Everlast Products. In July 1994, the Company increased the space it leases at its offices in New York City by 2,523 square feet to establish a showroom for its Converse Products and to accommodate additional employees. Such lease provides for an annual base rent of $57,902, became effective October 1, 1994 and expires January 31, 2000. In January 1996, the Company increased the space it leases at its offices in New York City by 656 square feet to accommodate additional employees. Such lease provides for an annual base rent of $15,055, became effective January 1, 1996 and expires January 31, 2000. The Company leases approximately 1,200 square feet of office and showroom space in Montreal, Canada at an annual base rent of $18,000 Canadian Dollars. The lease expires in April 2000.

    The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future. In the event the Company requires additional facilities in the future, the Company believes additional facilities would be available at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material litigation. No legal proceedings were terminated during the fiscal year ended December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the last quarter of 1997.

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

1st Quarter             15 3/4                  14 3/4
2nd Quarter             15 3/4                   8 7/8
3rd Quarter              6 1/4                   3 5/8
4th Quarter              4 1/8                   2 1/16

                                      1998
                         High                    Low
                         ----                    ---

1st Quarter(1)           3 1/2                   2 3/8

(1) Through March 20, 1998.

HOLDERS

        As of March 20, 1998 there were 106 record holders of the Company's Common Stock and one record holder of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock"). Based upon information received from some of these record holders, the Company believes there are more than 600 beneficial holders of the Company's Common Stock.

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

GENERAL

        The Company is a designer, marketer and supplier of women's activewear, sportswear, swimwear and unisex activewear and accessories. The Company sells its principal product collections under the EVERLAST, CONVERSE and MTV brand names through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to approximately 500 separate accounts, representing approximately 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

        The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESULTS OF OPERATIONS

        YEAR END 1997 COMPARED TO YEAR END 1996

        Net sales increased to $16,687,271 for the year ended December 31, 1997 from $16,377,529 for the year ended December 31, 1996, an increase of $309,742 or 1.9%. This increase was principally attributable to increased sales volume of the Company's products, continued market penetration and acceptance of the Company's products and increased orders from established accounts.

        Gross profit increased to $6,355,284 for the year ended December 31, 1997 from $6,186,613 for the year ended December 31, 1996, an increase of $168,671 or 2.7%. Gross profit was virtually the same percentage of net sales during each period.

        Selling and shipping expenses increased to $3,743,862 for the year ended December 31, 1997 from $3,089,749 for the year ended December 31, 1996, an increase of $654,113 or 21.2%. Selling and shipping expenses as a percentage of net sales increased to 22.4% from 18.9%. This increase was attributable to greater advertising and promotional expenses, as well as increased minimum royalties on one of the company's licensing arrangements. Management believes its marketing efforts have helped create stronger brand awareness, increased market penetration of its products, and accelerated the acceptance of new products being introduced.

        General and administrative expenses increased to $1,819,992 for the year ended December 31, 1997 from $1,723,258 for the year ended December 31, 1996, an increase of $96,734 or 5.6%. General and administrative expenses as a percentage of net sales increased to 10.9% from 10.5%. The increase was primarily attributable to depreciation on new information systems and increased insurance costs.

        Financial expenses increased to $456,983 for the year ended December 31, 1997 from $291,880 for the year ended December 31, 1996, an increase of $165,106 or 56.6%. This increase was primarily attributable to the increase in the Company's net borrowings from its factor for the year ended December 31, 1997 versus the year ended December 31, 1996. Of the total financial expenses, interest expense increased to $171,318 for the year ended December 31, 1997 from $27,767 for the year ended December 31, 1996. Such increase reflects the increased level of borrowings to support higher inventory levels.

        Operating income decreased to $334,447 for the year ended December 31, 1997 from $1,081,726 for the year ended December 31, 1996, a decrease of $747,279 or 69.1% for the reasons stated above. Operating income as a percentage of net sales was 2.0% for the year ended December 31, 1997 as compared to 6.6% for the year ended December 31, 1996.

        The Company earned $9,613 in other income for the year ended December 31, 1997 compared to $21,367 for the year ended December 31, 1996, a decrease of $11,754.

        The Company incurred a tax provision of $132,575 for the year ended December 31, 1997 as compared to a tax provision of $391,845 for the year ended December 31, 1996. This income tax reduction is in proportion to the decline in the Company's income.

        The Company thus had net income of $211,485 for the year ended December 31, 1997 as compared to $711,248 for the year ended December 31, 1996, a decrease of $499,763 or 70.3%.

        1998 OUTLOOK

        The retail environment, as it relates to women's active apparel, in the United States and Canada continues to be quite difficult. Speculation remains that further consolidation will continue. Additionally, competition from other branded companies is expected to intensify. Despite these factors, management believes significant opportunities exist to allow for continued growth over the next year, although no assurance can be given that such growth will occur.
Management will continue its practice of reviewing on an ongoing basis, its brands and the product mix of these brands.

        1998 will include the launching of the Company's new swimwear line and the Company expects further market penetration and growth in the Everlast brand.

        Additionally a new independent representative sales team has been assembled throughout the country, and a new vice president of sales with 15 years of industry experience has been hired to manage them. We believe this will increase our penetration to the retailers, particularly specialty stores, nationwide.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the year ended December 31, 1997 was $49,058 compared to $360,249 for the year ended December 31, 1996. This decrease was primarily attributable to a decrease in net income and prepaid expenses which were partially offset by a decrease in funds held at the factor at December 31, 1997. Net cash used for investing activities for the year ended December 31, 1997 was $223,757 compared to $326,639 for the year ended December 31, 1996. Net cash provided by (used for) financing activities was $70,899 for the year ended December 31, 1997 compared to ($4,713) for the year ended December 31, 1996. This increase was primarily attributable to proceeds from stock options exercised.

        During the year ended December 31, 1997, the Company's primary need for funds was to finance working capital, including inventory, for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At December 31, 1997, working capital was $5,187,272 compared to $4,940,176 at December 31, 1996, an increase of $247,096. This increase was primarily attributable to the Company's net income for the year ended December 31, 1997.

        Due from factor represents the amount receivable to the Company for factored receivables less the amount of outstanding advances made by Century to the Company under the Century Facility. At December 31, 1997 due from factor was $1,656,283 as compared to $2,896,273 at December 31, 1996. The Company's inventory increased 39.5% to $3,847,556 at December 31, 1997 from $2,757,700 at December 31, 1996.

        1998 Outlook

        Management anticipates it will retain a net receivable position under the Century Facility, its factoring arrangement, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a reduction in net borrowings, thereby creating working capital to fund the Company's anticipated growth over the next 12 months.


ITEM 7. FINANCIAL STATEMENTS.

                 SEE PAGE 1F

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The Company's executive officers and directors are as follows:

   Name                  Age                 Position

   George Horowitz       47      President; Chief Executive Officer; Chairman of
                                 the Board; Treasurer; Director(1)
   James Anderson        61      Vice Chairman of the Board; Director(1)(2)
   Rita Cinque           32      Executive  Vice  President;  Secretary  of  the
                                 Company; Director(3)
   Larry Kring           57      Director(2)(3)
   Edward Epstein        58      Director(2)(3)
   Angelo Giusti         47      Director(2)


(1)     Member of the Executive Committee of the Board of Directors
(2)     Member of the Compensation Committee of the Board of Directors
(3)     Member of the Audit Committee of the Board of Directors

           MR. GEORGE HOROWITZ has been the President, Chief Executive Officer, Treasurer and a director of the Company since its inception in July 1992. Since January 1996 he has been Chairman of the Board. From October 1990 to January 1993, Mr. Horowitz was President and a director of Total Impact, Inc., an activewear apparel company in New York City. From March 1976 to March 1990, Mr. Horowitz was employed by Golden Touch Imports, Inc. ("Golden Touch"), an apparel company in New York City, where he served as Vice President-Operations and was a shareholder of that company. He is currently serving on the Fitness Apparel Council as an industry advisor of the Sporting Goods Manufacturers Association.

           MR. ANDERSON has been a director of the Company since August 1992 and was Chairman of the Board from January 1994 through December 1995. Since January 1996 he has been Vice-Chairman of the Board. Since August 1996, he has been Managing Partner of Millenium Venture Management LLC, and CEO of Compucolor LLC, an anti-graffiti company. Since July 1987 he has been a management consultant in restructuring businesses. From 1981 to 1987, he was President of Pacific First Financial Corp. and Pacific First Federal Savings Bank, and in 1984, also became chairman of the board and CEO of each company. He has served on the boards of directors of numerous business, civic, arts and educational organizations and is a member of the Whitman College Board of Overseers. He is currently a member of the Board of Directors of HERS Interactive, Inc. a software publishing company, the Washington Hospital Insurance Fund and the Washington Casualty Company.

           MS. CINQUE has been Executive Vice President and a director of the Company since May 1994. From April 1993 to May 1994, she was Vice President - Operations of the Company, and from August 1992 to April 1993, she served as a consultant to the Company in operations management. From November 1990 to August 1992, Ms. Cinque was the President of ITEW, Ltd., a management consulting company in the apparel industry. In 1986, she was a founding member of Women in International Trade, an organization to promote international trade, where she served as a director from January 1990 to January 1993.

           MR. KRING has been a director of the Company since January 1993. Since August 1993, Mr. Kring has been a Group Vice President of Esterline Technologies, a diversified instrumentation, equipment and component manufacturing company listed on the New York Stock Exchange and located in Bellevue, Washington. From July 1978 to July 1993, Mr. Kring was the President and Chief Executive Officer of Heath Tecna Aerospace Company, a manufacturer of aircraft interior and aerospace components and a division of Ciba-Geigy Corporation.

           MR. EPSTEIN has been a director since January 1, 1996. Mr. Epstein is an attorney admitted to practice law in both New York and Florida. He is an experienced litigator, and has represented clients in all aspects of the garment industry for 30 years. He is a member of the bars of the Supreme Court of the State of Florida, the Supreme Court of the State of New York, various United States District Courts and the United States Court of Appeals for the Second Circuit. He is a member of the Commercial Panel of Arbitrators, American Arbitration Association, the New York State Trial Lawyers Association, Association of Trial Lawyers of America and the Florida Academy of Trial Lawyers.

           MR. GIUSTI has been a director since January 3, 1997. He has been Vice President of Operations at the Company since June 1997. From 1984 until June 1997, Mr. Giusti has been President of Universal Business Forms, a printing concern in New York City. From 1978 to 1984, Mr. Giusti was Sales Manager in New York for Uarco, a national printing company. Mr. Giusti has served on many community boards and activities. He was a New York City Public School teacher and he has remained active in local education and in youth sports activities. He currently is President of the Holmdel (Jersey shore) Pop Warner Football League.

           SECTION 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of Common Stock and other equity securities of the Company. Officers, directors and more than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1997 all required Section 16(a) filings by beneficial owners were complied with, except that on February 10, 1997 James Anderson filed a Form 5 relating to the conversion of 3,000 shares of preferred stock to 3,000 shares of Common Stock in July 1996, and on February 16, 1998 each of James Anderson, Rita Cinque, Edward Epstein, Angelo Giusti and George Horowitz filed Form 5s relating to the aquisition by each of such persons of 2,000, 1,000, 1,000, 1,000 and 2,000 shares, respectively, of Common Stock on December 17, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

           The following Summary Compensation Table sets forth certain information concerning total annual compensation paid to George Horowitz, the Company's President, Chief Executive Officer and Treasurer and Rita Cinque, the Company's Executive Vice President and Secretary (the "Named Executive Officers"), for services rendered in all capacities by them to the Company during fiscal years 1997, 1996, and 1995.

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                              --------------------------------------------------
                  NAME AND                                                        OTHER ANNUAL        ALL OTHER
             PRINCIPAL POSITIONS              YEAR    SALARY ($)    BONUS ($)    COMPENSATION ($)    COMPENSATION($)
             -------------------              ----    ----------    ---------    ----------------    ---------------
George Horowitz(1)                            1997     265,000      18,000         17,257(3)              595(6)
   (President; Chief Executive Officer;       1996     250,000      24,000(2)      18,635(4)              560(6)
   Treasurer)                                 1995     165,000      15,000         20,336(5)              469(6)

Rita Cinque(1)                                1997     140,000      12,000          9,565(7)                0
 (Executive Vice President; Secretary)        1996     125,000      16,000(2)      12,155(8)                0
                                              1995      98,077      10,000         11,364(9)                0

(1) Other than George Horowitz and Rita Cinque no officer of the Company was paid more than $100,000 in total salary and bonus for Fiscal 1997, and accordingly, no other officers are included in the table above.

(2) The Company has agreed to pay the amount of tax owed on the bonus payment noted in the column above.

(3) Consists of an aggregate of $17,257 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1997 in connection with automobile lease installment payments ($13,660), related insurance premiums ($1,088) and parking expenses ($2,509).

(4) Consists of an aggregate of $18,635 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1996 in connection with automobile lease installment payments ($13,659), related insurance premiums ($2,176) and parking expenses ($2,800).

(5) Consists of an aggregate of $20,336 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1995 in connection with automobile lease installment payments ($13,659), related insurance premiums ($1,184) and parking expenses ($2,800).

(6) Represents premiums paid by the Company in Fiscal 1997, 1996 and 1995 on term life insurance policies for the benefit of Mr. Horowitz.

(7) Consists of an aggregate of $9,565 paid to or on behalf of Ms. Cinque by the Company in Fiscal 1997 in connection with automobile lease installment payments ($5,601), related insurance premiums ($1,846) and parking expenses ($2118).

(8) Consists of an aggregate of $12,155 paid to or on behalf of Ms. Cinque by the Company in Fiscal 1996 in connection with automobile lease installment payments ($5,134), related insurance premiums ($4,216) and parking expenses ($2,805).

(9) Consists of an aggregate of $11,364 paid to or on behalf of Ms. Cinque by the Company in Fiscal 1995 in connection with automobile lease installment payments ($5,624), related insurance premiums ($1,775) and parking expenses ($3,965).

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company currently has no long-term incentive or defined pension plans. The Company is the beneficiary of "key-executive" life insurance policies on George Horowitz and Rita Cinque in the amounts of $12,000,000 and $4,500,000, respectively.

Option Grants In Last Fiscal Year

         There were no option grants to the Named Executive Officers during the year ended December 31, 1997.

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

             The Agreement also restricts, generally, Mr. Horowitz from disclosing certain confidential information obtained by Mr. Horowitz during the Term for a period of three years following the termination or expiration of the Term, and further restricts Mr. Horowitz from competing with the Company (including soliciting the Company's employees or agents) for a period of one year following the expiration or termination of the Term. The Agreement may be terminated by the Company "for cause" (as defined in the Agreement), and in the event of such termination, or in the event of the voluntary resignation by Mr. Horowitz, the obligations of the Company under the Agreement will terminate (except with respect to certain indemnification, confidentiality and "non-compete" provisions). In the event of the termination of the Agreement by reason of Mr. Horowitz's death, his estate is entitled to receive an amount equal to twice his then-current base salary (which, in the case of Mr. Horowitz's death, may be funded, wholly or partially, by a life insurance policy paid for by the Company, at its option). If the Agreement is terminated for reasons other than Mr. Horowitz's death, voluntary resignation or "for cause," Mr. Horowitz will be entitled to receive an amount equal to twice his then-current base salary, plus all other amounts due to him under the Agreement through the date of such termination.

RITA CINQUE. The Company and Rita Cinque are parties to an employment agreement, dated as of August 1, 1994, pursuant to which Ms. Cinque serves as Executive Vice President of the Company, for which Ms. Cinque was paid an annual base salary of $70,000 from August 1, 1994 through December 31, 1994, $90,000 from January 1, 1995 through June 30, 1995, $105,000 from July 1, 1995 through December 31, 1995, $125,000 from January 1, 1996 through December 31, 1996, and is paid an annual base salary of $140,000 commencing January 1, 1997 and continuing thereafter through the Term (as defined below) of the agreement, unless increased by the Board of Directors on an annual basis during the Term. The initial term of such agreement expired on July 31, 1997 but was renewed for additional one-year periods unless either Ms. Cinque or the Company gives the other ninety days' prior written notice of non-renewal (as and if so extended, the "Term"). At the discretion of the Board of Directors, the Company may also pay Ms. Cinque a cash bonus on or before December 31 of any year during the Term. In addition to such base salary and contingent cash bonuses, Ms. Cinque is entitled to receive an automobile allowance of $9,000 annually, reimbursement for parking expenses up to $4,800 annually, health and medical insurance, and is also entitled to participate in any retirement, life and disability insurance, dental insurance and any bonus, incentive or profit-sharing plans which the Company makes available from time to time to its executives. Ms. Cinque is also entitled to receive reimbursement for all reasonable out-of-pocket expenses that she incurs relating to her services under such agreement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 10, 1998 for
(i) each of the Company's directors (ii) each of the Company's executive officers (iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company's voting securities and (iv) all directors and executive officers as a group:


                                                              Beneficial Ownership
                                                                   Common, and
                                                               Class A Common (1)

       NAME AND ADDRESS OF                                                    PERCENTAGE OF
       BENEFICIAL OWNER                                NUMBER (2)            OUTSTANDING STOCK
                                                       ----------            -----------------

       George Q. Horowitz                              606,961(3)                  23.4%
            c/o Active Apparel Group, Inc.
            1350 Broadway, Suite 2300
            New York, NY 10018
       Donald J.  Horowitz                             259,792(4)                  9.8%
            2000 43rd Avenue East
            No. 503
            Seattle, WA 98112
       James K. Anderson                               165,008(5)                   6.3%
            4903 163rd Ave., N.E.
            Redmond, WA 98052
       Rita Cinque                                      95,200(6)                   3.7%
            c/o Active Apparel Group, Inc.
            1350 Broadway, Suite 2300
            New York, NY 10018
       Larry Kring                                      29,037(7)                   1.1%
            3265 126th Ave., N.E.
            Bellevue, WA 98005

       Edward R. Epstein                                4,000(8)                     *
               915 Middle River Drive
               Suite 419
               Fort Lauderdale, FL 33304

       Angelo Giusti                                     3,400(9)                    *
              19 Deer Park
               Holmdel, NJ 07733

       All directors and                               902,606(3)(5)               33.7%
       executive officers as a group (6 persons)       (6)(7)(8)(9)


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

(2) As of March 10, 1998, there were outstanding 2,469,375 shares of Common Stock and 100,000 shares of Class A Common Stock. The Class A Common stock, while held by George Horowitz, as they currently are, entitle George Horowitz to five (5) votes for each share held. Thus, while there are 2,569,375 total shares outstanding (not including any unexercised options) this represents 2,969,375 votes.

(3) Consists of (i) 481,628 shares of Common Stock (1,000 of which are owned by minor children) (ii) 100,000 shares of super-voting Class A Common Stock issued to Mr. George Q. Horowitz in July 1995 in exchange for 112,500 shares of Common Stock and (iii) 25,333 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 2,000 shares at an exercise price of $6.25 per share granted by Donald Horowitz, George Horowitz=s brother, which expire on December 31, 1999, and (B) options to purchase 10,000 shares granted by the Company at the exercise price of 11.75 per share, which expire on November 3, 2005, and (C) options to purchase 8,333 shares at an exercise price $ 14.25 per share, which expire on November 7, 2006.

(4) Consists of (i) 204,756 shares of Common Stock, of which Mr. Horowitz owns 39,400 shares of Common Stock with his wife, as joint tenants, and
       (ii) 55,036 shares of Common Stock, issuable upon the exercise of options exercisable currently or within 60 days, including (A) options to purchase 839 shares of Common Stock at an exercise price of $ 1.75 per share, which expire on December 31, 2004, (B) options to purchase 839 shares of Common Stock at an exercise price of $3.00 per share, which expire on December 31, 2004, (C) options to purchase 839 shares of Common Stock at an exercise price of $5.00 per share, which expire on December 31, 2004, (D) options to purchase 8,725 shares of Common Stock at an exercise price of $3.30 per share, which expire on June 30, 1999, (E) options to purchase 1060 shares of Common Stock at an exercise price of $5.50 per share, which expire on December 31, 1999, (F) options to purchase 30,000 shares of Common Stock at an exercise price of $6.25 and
       (G) options to purchase 12,734 shares of Common Stock at an exercise price of $5.43 per share, which expire on August 15, 2007. Of the 39,400 shares of Common Stock owned by Mr. and Mrs. Horowitz, as joint tenants, 22,500 shares are subject to options granted to the children of Mr. and Mrs. Horowitz, at an exercise price of $6.25 per share, which expire on December 31, 1999 and 2,000 shares are subject to options granted to George Horowitz, the brother of Mr. Horowitz and the Company's President and Chief Executive Officer, at an exercise price of $6.25 per share, which expire on December 31, 1999.

(5) Consists of (i) 106,350 shares of Common Stock of which Mr. Anderson owns 100,000 shares of Common Stock with his wife, as joint tenants, and (ii)
       58,658  shares  of  Common  Stock   issuable  upon  exercise  of  options
       excercisable currently or within 60 days, including
            (A)       839 shares @ $  1.75 expires December 31, 2004
            (B)       839 shares @ $  3.00 expires December 31, 2004
            (C)       839 shares @ $  5.00 expires December 31, 2004
            (D)       839 shares @ $  6.25 expires December 31, 2004
            (E)     4,706 shares @ $   .85 expires December 31, 2003
            (F)    28,400 shares @ $  .375 expires  June 30, 1998
            (G)    11,630 shares @ $   3.30 expires  June 30, 1999
            (H)     4,200 shares @ $  5.50 expires December 31, 1999
            (I)     3,200 shares @ $ 11.75 expires November 3, 2002
            (J)     2,133 shares @ $ 12.50 expires  January 2, 2003
            (K)     1,033 shares @ $14.75 expires   January 3, 2004

(6) Consists of (i) 79,700 shares of Common Stock and (ii) 15,500 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days including (A) options to purchase 10,500 shares of Common Stock at an exercise price of $11.75 per share, which expire on November 3, 2005 and (B) 5,000 shares of Common Stock at an exercise price of $14.75 per share, which expire on December 13, 2006.

(7) Consists of (i) 22,838 shares of Common Stock and (ii) 6,199 shares of Common Stock issuable upon the exercise of options currently exercisable or within 60 days, including (A) 3,100 shares of Common Stock at an exercise price of $11.75 per share, which expire on November 3, 2002, (B) 2,066 sharers of Common Stock at $12.50 per share, which expire on January 2, 2003, and (C) options to purchase 1,033 shares at an exercise price of $14.75 per share, which expire on January 3, 2004.

(8) Consists of (i) 1,000 shares of Common Stock and (ii) 3,000 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 2,000 shares of Common Stock at an exercise price of $ 12.50 per share, which expire on January 2, 2003 and (B) options to purchase 1,000 shares of Common Stock at an exercise price of $14.75 per share, which expire on January 3, 2004.

(9) Consists of (i) 1,400 shares of Common Stock and (ii) 1,000 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days at an exercise price of $14.75 per share which expire on January 3, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Donald Horowitz Employment Agreement. The Company and Donald Horowitz (a former director of the Company) were parties to a one year Agreement, effective September 1, 1996 pursuant to which Mr. Horowitz served as Legal Counsel to the Company, for which he was paid, a total base salary of $36,000 in cash, payable on a quarterly basis and options to purchase 3,200 option Shares exercisable at an amount equal to the exercise price of options granted to non-employee members of the Board of Directors for their service for the year 1997. The Company and Donald Horowitz terminated this relationship on August 31, 1997. The 1996 Agreement replaced a previous Agreement of September 1, 1994 which expired on September 1, 1996, pursuant to which Mr. Horowitz served as General Counsel to the Company, for which he was paid or granted, over the two years of such Agreement, an annual base salary of $45,000 in cash, payable on a quarterly basis and options to purchase 30,000 option Shares exercisable at an exercise price of $6.25.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS


EXHIBIT                                                                         FILED               INCORPORATED BY
INDEX              DESCRIPTION OF DOCUMENT                                      HEREWITH             REFERENCE TO:
-----              -----------------------                                      --------             -------------

3(i)               Certificate of Incorporation of the Company                              Exhibit 3.(i) of Registration  Statement
                   ("Certificate of Incorporation").                                        File No.33-87954 (the "1995 Registration
                                                                                            Statement."

3(ii)              Bylaws of the Company.                                                   Exhibit 3.(ii) of the 1995  Registration
                                                                                            Statement

10.1               Trademark License Agreement, dated as of May 20, 1994,                   Exhibit  10.1 of the  1995  Registration
                   between Converse Inc. and the Company.                                   Statement

10.2               License Agreement, dated as of June 1, 1992 ("Everlast                   Exhibit 10.2 of the 1995 Registration
                   License"), between Everlast World's Boxing                               Statement
                   Headquarters Corp. ("Everlast") and Total Impact, Inc.
                   ("Total Impact").

10.3               First Amendment Agreement to Everlast License, dated as                  Exhibit 10.3 of the 1995 Registration
                   of June 1, 1992, between Everlast and Total Impact.                      Statement

10.4               Assignment of Everlast License, dated as of July 7,                      Exhibit 10.4 of the 1995 Registration
                   1992, between Everlast and the Company.                                  Statement

10.5               Consent to Assignment of Everlast License, dated as of                   Exhibit 10.5 of the 1995 Registration
                   August 18, 1992, by Everlast to Total Impact.                            Statement

10.6               Second Amendment Agreement to Everlast License, dated as                 Exhibit 10.6 of the 1995 Registration
                   of January 1, 1993 between Everlast and the Company.                     Statement

10.7               Third Amendment Agreement to Everlast License, dated as                  Exhibit 10.7 of the 1995 Registration
                   of November 15, 1993 between Everlast and the Company.                   Statement

10.8               License Agreement (Canada), dated as of January 1, 1993,                 Exhibit 10.8 of the 1995 Registration
                   ("Canada Everlast License") between Everlast and the                     Statement
                   Company.

10.9               First Amendment Agreement to Canada Everlast License,                    Exhibit 10.9 of the 1995 Registration
                   dated as of November 5, 1993, between Everlast and the                   Statement
                   Company.


EXHIBIT                                                                         FILED               INCORPORATED BY
INDEX              DESCRIPTION OF DOCUMENT                                      HEREWITH             REFERENCE TO:
-----              -----------------------                                      --------             -------------

10.10              Consulting Agreement, dated as of September 1, 1993,                     Exhibit 10.10 of the 1995 Registration
                   between the Company and Michael Bick.                                    Statement

10.11              Buying Agency Agreement, dated as of December 1, 1992,                   Exhibit 10.11 of the 1995 Registration
                   between the Company and D&P Fashion Collections Ltd.                     Statement

10.12              Services Agreement, dated as of July 7, 1992, between                    Exhibit 10.12 of the 1995 Registration
                   the Company and Total Impact.                                            Statement

10.13              Factoring Agreement, dated as of August 21, 1992 and as                  Exhibit 10.13 of the 1995 Registration
                   subsequently amended, between the Company and Century                    Statement
                   Business Credit Corporation.

10.14              Lease Agreement, dated as of May 16, 1991 ("Lease                        Exhibit 10.14 of the 1995 Registration
                   Agreement"), between Total Impact and 1350 Broadway                      Statement
                   Associates.

10.15              Assignment of Lease Agreement, dated as of September 23,                 Exhibit 10.15 of the 1995 Registration
                   1992, by Total Impact to the Company.                                    Statement

10.16              Memorandum of Agreement of Lease, dated as of September                  Exhibit 10.16 of the 1995 Registration
                   27, 1993, between the Company and 433 Building                           Statement
                   Corporation.

10.17              Lease, dated as of July 20, 1994, between the Company                    Exhibit 10.17 of the 1995 Registration
                   and 1350 Broadway Associates.                                            Statement

10.18              Lease, dated as of July 21, 1994, between the Company                    Exhibit 10.18 of the 1995 Registration
                   and 1350 Broadway Associates.                                            Statement

10.19              Form of Registration Rights Agreement, dated as of                       Exhibit 10.19 of the 1995 Registration
                   August 20, 1992, between the Company and the holders of                  Statement
                   Preferred Stock.

10.20              Form of Registration Rights Agreement, dated as of                       Exhibit 10.20 of the 1995 Registration
                   August 20, 1992, between the Company and the holders of                  Statement
                   Common Stock.

10.21              Form of Senior Subordinated Notes of the Company due                     Exhibit 10.21 of the 1995 Registration
                   December 31, 1994.                                                       Statement

10.22              Form of Non-Negotiable Convertible Promissory Notes of                   Exhibit 10.22 of the 1995 Registration
                   the Company due May 31, 1995.                                            Statement


EXHIBIT                                                                         FILED               INCORPORATED BY
INDEX              DESCRIPTION OF DOCUMENT                                      HEREWITH             REFERENCE TO:
-----              -----------------------                                      --------             -------------

10.23              Employment Agreement, dated as of August 1, 1994,                        Exhibit 10.23 of the 1995 Registration
                   between the Company and George Horowitz.                                 Statement

10.24              Employment Agreement, dated as of September 1, 1994,                     Exhibit 10.24 of the 1995 Registration
                   between the Company and Donald J Horowitz.                               Statement

10.25              Employment Agreement, dated as of August 1, 1994,                        Exhibit 10.25 of the 1995 Registration
                   between the Company and Rita Cinque.                                     Statement

10.26              Employment Agreement, dated as of September 1, 1994,                     Exhibit 10.26 of the 1995 Registration
                   between the Company and Rita Cinque.                                     Statement

10.27              Option Agreement, dated as of November 23, 1994,                         Exhibit 10.27 of the 1995 Registration
                   between Century Business Credit Corporation and the                      Statement
                   Company.

10.28              1993 Stock Option Plan of the Company.                                   Exhibit 10.28 of the 1995 Registration
                                                                                            Statement

10.29              1995 Non-Employee Director Stock Option Plan of the                      Exhibit 10.29 of the 1996 Form 10-KSB
                   Company, adopted on October 6, 1995.                                     for the year ended December 31, 1995

10.30              Amendment to 1993 Stock Option Plan of the Company,                      Exhibit 10.30 of the 1996 Form  10-KSB
                   adopted on October 6, 1995.                                              for the year ended December 31, 1995

10.31              Amendment dated October 3, 1995 of Trademark License                     Exhibit 10.31 of the 1996 Form  10-KSB
                   Agreement dated May 20, 1994 between the Company and                     for the year ended December 31, 1995
                   Converse Inc.

10.32              Amendment dated April 28, 1995 to amend Lease dated                      Exhibit 10.32 of the 1996 Form  10-KSB
                   September, 1993 between the Company and 433 Building                     for the year ended December 31, 1995
                   Corporation.

10.33              Amendment of Lease, made as of November 1, 1995 between                  Exhibit 10.33 of the 1996 Form  10-KSB
                   the Company and 1350 Broadway Associates.                                for the year ended December 31, 1995

10.34              Consolidated Amendment Agreement to Everlast License,                    Exhibit 10.1 of the Form 8-K filed on
                   dated as of January 1, 1997 between Everlast and the                     January 17, 1997
                   Company.

10.35              Consolidated Amendment Agreement to Canada Everlast                      Exhibit 10.2 of the Form 8-K filed on
                   License, dated as of January 1, 1997 between Everlast                    January 17, 1997
                   and the Company.


EXHIBIT                                                                         FILED               INCORPORATED BY
INDEX              DESCRIPTION OF DOCUMENT                                      HEREWITH             REFERENCE TO:
-----              -----------------------                                      --------             -------------

10.36              Third Amendment to the Trademark License Agreement,                      Exhibit 10.36 of the 1997 Form 10-KSB
                   dated as of January 7, 1997 between the Company and                      for the year ended December 31, 1996
                   Converse Inc.

10.37              Fourth Amendment to the Trademark License Agreement,                     Exhibit 10.37 of the 1997 Form 10-KSB
                   dated as of January 22, 1997 between the Company and                     for the year ended December 31, 1996
                   Converse Inc.

10.38              Employment Agreement, dated as of  September 1, 1996                     Exhibit 10.38 of the 1997 Form 10-KSB
                   between the Company and Donald Horowitz                                  for the year ended December 31, 1996

10.39              Amendment to Employment Agreement, dated as of August                    Exhibit 10.39 of the 1997 Form 10-KSB
                   9, 1996 between the Company and George Horowitz                          for the year ended December 31, 1996

27                 Financial Data Schedule                                        X


(b) REPORTS ON FORM 8-K

                No Current Reports on Form 8-K were filed by the Company during the last quarter of 1997.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACTIVE APPAREL GROUP, INC.


                                       By: /S/ GEORGE HOROWITZ
                                           -----------------------
                                           George Horowitz
                                           Chairman and
                                           Chief Executive Officer


Dated: March 30, 1998

           Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   March 30, 1998           /S/ GEORGE HOROWITZ
                            -----------------------------------
                            George Horowitz (Chairman; Chief
                            Executive  Officer;  Chief Financial
                            Officer;  principal  executive
                            officer, and principal accounting officer)

   March 30, 1998           /S/ JAMES ANDERSON
                            -----------------------------------
                              James Anderson (Director)

   March 30, 1998           /S/ RITA CINQUE
                            -----------------------------------
                              Rita Cinque (Director)

   March 30, 1998           /S/ LARRY KRING
                            -----------------------------------
                              Larry Kring (Director)

   March 30, 1998           /S/ EDWARD EPSTEIN
                            -----------------------------------
                              Edward Epstein (Director)

   March 30, 1998           /S/ ANGELO GIUSTI
                            -----------------------------------
                              Angelo Giusti (Director)

ITEM 7:  FINANCIAL STATEMENTS




                           ACTIVE APPAREL GROUP, INC.

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                           ACTIVE APPAREL GROUP, INC.


                                TABLE OF CONTENTS


                                                                            PAGE

Independent Auditors' Report                                                 1f


Balance Sheet                                                                2f


Statements of Income                                                         3f


Statements of Changes in Stockholders' Equity                                4f


Statements of Cash Flows                                                     5f


Notes to Financial Statements                                            6f-17f

                                                                         Page 1f


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Active Apparel Group, Inc.
New York, NY


We have audited the accompanying balance sheet of Active Apparel Group, Inc. as of December 31, 1997, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Apparel Group, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/ BERENSON & COMPANY LLP


New York, NY
February 2, 1998

                                                                         Page 2f

                           ACTIVE APPAREL GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1997


                                   A S S E T S
Current assets:
    Cash and cash equivalents                                   $   59,441
    Refundable  income taxes                                       153,500
    Due from factor                                              1,656,283
    Inventory                                                    3,847,556
    Prepaid expenses and other current assets                      350,973
    Deferred tax asset                                              88,053
                                                                ----------
              Total current assets                               6,155,806

Note receivable, officer                                           120,000
Property and equipment, net                                        406,692
Security deposits and other assets                                 261,341
                                                                ----------
                                                                $6,943,839
                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $  768,960
    Accrued expenses and other current liabilities                 199,574
                                                                ----------
              Total liabilities, all current                       968,534
                                                                ----------

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.002;
     10,000,000 shares authorized; 2,641,875 issued;
     2,469,375 outstanding                                           5,283
    Class A common stock, par value $.01;
     100,000 shares authorized; 100,000 shares
     issued and outstanding                                          1,000
    Paid-in capital                                              6,124,891
    Retained earnings                                              569,756
                                                                ----------
                                                                 6,700,930
    Less treasury stock, at cost (172,500 common shares)           725,625
                                                                ----------
                                                                 5,975,305

                                                                $6,943,839
                                                                ==========


    The accompanying notes are an integral part of the financial statements.

                                                                         Page 3f

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME


                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                                -----------------------------
                                                                   1 9 9 7          1 9 9 6
                                                               ------------       -----------

Net sales                                                       $16,687,271       $16,377,529

Cost of goods sold                                               10,331,987        10,190,916
                                                                -----------       ------------

Gross profit                                                      6,355,284         6,186,613
                                                               ------------       ------------

Operating expenses:
    Selling and shipping                                          3,743,862         3,089,749
    General and administrative                                    1,819,992         1,723,258
    Financial expenses, including interest expense of
      $171,318; $27,767-1996                                        456,983           291,880
                                                               ------------       -----------
                                                                  6,020,837         5,104,887
                                                               ------------       -----------

Income from operations                                              334,447         1,081,726

Other income                                                          9,613            21,367
                                                               ------------       -----------

Income before provision for income taxes                            344,060         1,103,093

Provision for income taxes                                          132,575           391,845
                                                               ------------       -----------

Net income                                                     $    211,485       $   711,248
                                                               ============       ===========


Basic earnings per share                                               $.08              $.28
                                                                       ====              ====

Diluted earnings per share                                             $.08              $.26
                                                                       ====              ====



    The accompanying notes are an integral part of the financial statements.

                                                                         Page 4f

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                          9% CUMULATIVE
                                                           CONVERTIBLE
                                                          PREFERRED STOCK                 COMMON STOCK
                                                       ---------------------       -------------------------
                                                       SHARES         AMOUNT        SHARES           AMOUNT
                                                       ------         ------        ------           ------

Balance, January 1, 1996                                4,000         $1,000      2,439,437          $5,224

Stock options exercised                                   -              -            5,300              10

Public offering costs                                     -              -              -              -

Redemption of preferred stock                          (1,000)          (250)           -              -

Conversion of preferred stock                          (3,000)          (750)         3,000               6

Net income, year ended December 31, 1996                  -              -              -              -
                                                   ----------         -------     ---------          ------
Balance, December 31, 1996                                -              -        2,447,737           5,240

Stock options exercised                                   -              -           21,638              43

Net income, year ended December 31, 1997                  -              -              -              -
                                                   ----------         -------     ---------          ------

Balance, December 31, 1997                                -          $   -        2,469,375          $5,283
                                                   ===========        ========    =========          ======


    The accompanying notes are an integral part of the financial statements.


                                                       RETAINED
              CLASS A                                  EARNINGS
            COMMON STOCK            PAID-IN          (ACCUMULATED        TREASURY STOCK
        SHARES        AMOUNT        CAPITAL            DEFICIT)      SHARES          AMOUNT         TOTAL
       --------       ------      -----------        ------------   --------     ---------------  ---------

        100,000       $1,000       $6,057,764         $(352,977)       172,500       $(725,625)      $4,986,386

           -            -               1,977              -              -               -               1,987

           -            -              (4,200)             -              -               -              (4,200)

           -            -              (2,250)             -              -               -              (2,500)

           -            -                 744              -              -               -                -

           -            -                -              711,248           -               -             711,248
        --------   ---------       -----------        ----------       --------      ----------       ---------

        100,000        1,000        6,054,035           358,271        172,500        (725,625)       5,692,921

           -            -              70,856              -              -               -              70,899

           -            -                -              211,485           -               -             211,485
        -------    ---------       ----------        ----------        -------       ---------       ----------

        100,000       $1,000       $6,124,891         $ 569,756        172,500       $(725,625)      $5,975,305
        =======       ======       ==========         =========        =======       =========       ==========

                                                                         Page 5f

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                            ---------------------
                                                                       1  9 9 7               1 9 9 6
                                                                    ------------            -----------
Cash flows from operating activities:
    Net income                                                       $   211,485            $   711,248
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                      109,842                 54,191
       Provision for bad debts                                              --                   14,442
       Deferred tax (benefit) expense                                    (57,000)                33,664
       Loss on disposal of property and equipment                           --                      252
       Changes in assets (increase) decrease:
          Refundable income taxes                                       (153,500)                  --
          Due from factor                                              1,239,990                391,226
          Inventory                                                   (1,089,856)              (981,117)
          Prepaid expenses and other current assets                     (206,706)                71,932
          Other assets                                                    78,627               (249,418)
       Changes in liabilities increase (decrease):
          Accounts payable and accrued expenses and
            other current liabilities                                    (83,824)               313,829
                                                                     -----------            -----------
                 Net cash provided by operating activities                49,058                360,249
                                                                     -----------            -----------

Cash flows used by investing activities:
    Acquisition of property and equipment                               (223,757)              (206,639)
    Note receivable, officer                                                --                 (120,000)
                                                                     -----------            -----------
                 Net cash used by investing activities                  (223,757)              (326,639)
                                                                     -----------            -----------

Cash flows from financing activities:
    Initial public offering costs                                           --                   (4,200)
    Redemption of preferred stock                                           --                   (2,500)
    Proceeds from stock options exercised                                 70,899                  1,987
                                                                     -----------            -----------
                 Net cash provided (used) by financing activities         70,899                 (4,713)
                                                                     -----------            -----------

Net increase (decrease) in cash and cash equivalents                    (103,800)                28,897
Cash and cash equivalents, beginning of year                             163,241                134,344
                                                                     -----------            -----------

Cash and cash equivalents, end of year                               $    59,441            $   163,241
                                                                     ===========            ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                         $   171,318            $    27,767
    Income taxes                                                         653,761                 43,514

Supplemental disclosure of noncash financing activity:
    Preferred stock converted to common stock                        $      --              $       750

    The accompanying notes are an integral part of the financial statements.

                                                                         Page 6f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1.    Nature of business:

      Active Apparel Group, Inc. (the "Company") is a distributor of licensed women's and girls' sportswear and activewear, as well as unisex activewear and accessories, throughout the United States and Canada.

2. Significant accounting policies:

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

      d. Fair value of financial instruments:

          i.   Cash and cash equivalents:

               The carrying amount reflected in the balance sheet for cash and cash equivalents, none of which are held for trading purposes, approximates fair value due to the short maturity of these instruments.

          ii. Due from factor and accounts payable:

               The carrying amounts of due from factor and accounts payable approximates its fair values because of the short maturities of these instruments.

                                                                         Page 7f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

2.    Significant accounting policies: (Continued)

      e. Advertising expense:

          The Company expenses advertising costs as they are incurred.

          As of December 31, 1997 and 1996, the Company had incurred advertising and promotion expense of $905,918 and $508,689, respectively.

      f.  Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

      g. Accounting for stock based compensation:

          The Company applies APB Opinion 25 to account for employee stock option plans (note 8). Accordingly, no compensation cost has been recognized in 1997 and 1996. Had compensation cost been determined on the basis of FASB Statement 123, net income and earnings per share would have been reduced as follows:


                                                          1 9 9 7       1 9 9 6
                                                         --------      ---------
                   Net income:
                        As reported                      $211,485      $711,248
                                                         ========      ========
                        Pro forma                        $156,713      $662,470
                                                         ========      ========

                   Basic earnings per share:
                        As reported                      $    .08      $    .28
                                                         ========      ========
                        Pro forma                        $    .06      $    .26
                                                         ========      ========

                   Diluted earnings per share:
                        As reported                      $    .08      $    .26
                                                         ========      ========
                        Pro forma                        $    .06      $    .24
                                                         ========      ========

                                                                         Page 8f


                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



2.    Significant accounting policies: (Continued)

      g.  Accounting for stock based compensation: (Continued)

          The fair value of compensation was computed using an option-pricing model which took into account the following factors as of the grant date:

          o  the exercise  price and  expected  life of the option
          o  the current price of the stock and its expected volatility
          o  expected dividends, if any
          o the risk-free interest rate for the expected term of the option using Treasury Note rates with a remaining term equal to the expected life of the options

3. Due from factor:

      Substantially all of the Company's accounts receivable are assigned without recourse to a commercial factor. The amount due from the factor represents net sales assigned in excess of advances received. The amount due from the factor is net of a provision for future chargebacks of $125,000 at December 31, 1997. Interest is charged at 1 1/2% above prime on advances. This factoring arrangement is collateralized by the Company's accounts receivable.

4. Property and equipment:

                   Furniture and fixtures          $128,030
                   Machinery and equipment          447,909
                   Leasehold improvements            52,563
                                                   --------
                                                    628,502
                   Less accumulated depreciation
                     and amortization               221,810
                                                   --------
                                                   $406,692
                                                   ========

5. Note receivable, officer:

      The Company has a promissory note dated December 23, 1996 with the President and Chief Executive Officer in the amount of $120,000. The unpaid principal bears interest at prime plus 1 1/2%. The note is due on or before July 31, 2000.

                                                                         Page 9f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996




6. Commitments and contingencies:

      a.  License agreements:

          Revenues are generated principally from the sale of licensed merchandise. The Company is the licensee on four agreements which provide for certain royalty payments and charges. Pursuant to two of the agreements (with the same licensor), the Company is required to pay a royalty of 6% of net sales, on licensed merchandise sold in the U.S. and Canada, and to spend 2 1/2% of annual net sales on advertising. The original agreements with this licensor expired December 31, 1996. Effective January 1, 1997, the agreements were amended to reflect a new expiration date of December 31, 2002 with two five year renewal options, subject to minimum sales requirements, available to the Company. The agreements provide for minimum guaranteed payments annually. Future minimum guaranteed payments are approximately as follows:


                                               UNITED STATES                     CANADA
                                               -------------                     ------
                                          ROYALTY      ADVERTISING        ROYALTY      ADVERTISING
                                          -------      -----------        -------      -----------
               Twelve months ending
                 December 31, 1998       $555,000       $231,000         $112,000       $47,000
                              1999        630,000        263,000          125,000        52,000
                              2000        680,000        283,000          139,000        58,000
                              2001        729,000        304,000          152,000        63,000
                              2002        779,000        325,000          166,000        69,000

          The amounts for Canada are presented in U.S. dollars assuming an exchange rate of $.69. The Company is required to maintain a standby letter of credit equal to the annual minimum royalties due per the licensing agreements. The standby letter of credit outstanding as of December 31, 1997 is $450,000, based on minimum royalties due for 1997.

          The third license agreement expires September 30, 1998. It is automatically extended for two years to September 30, 2000, if net sales exceed $5,000,000 in contract year three (ending September 30, 1998). Pursuant to this license, net sales for contract year two (October 1, 1996 to September 30, 1997) amounted to approximately $1,861,000. The license fee is 7% of net sales. The Company is required to spend 2% of net sales on advertising. Pursuant to the fifth amendment to the agreement, future minimum guaranteed payments through the expiration date of September 30, 1998 are $157,500.

                                                                        Page 10f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

6.    Commitments and contingencies: (Continued)

      a.  License agreements: (Continued)

          The fourth license agreement is effective April 30, 1996 to January 31, 1999. The Company has the option to renew the agreement for an additional two years if net sales during the term of the agreement exceed $3.5 million. The Company is required to pay a royalty of 8% of net sales on licensed merchandise sold in the U.S. and Canada, and to spend 2% of annual net sales on advertising. The agreement provides for minimum guaranteed payments annually.

          Future minimum guaranteed payments are as follows:

                   Twelve months ending December 31, 1998         $65,000
                                                     1999          16,250

          Royalty expense for the years ended December 31, 1997 and 1996 was approximately $1,028,000 and $1,005,000, respectively.

      b. Lease commitments:

          The Company has four leases for office and showroom space, three of which expire January 31, 2000 and the fourth expires April 30, 2000.

          At December 31, 1997, future minimum rental payments required under the noncancelable leases are approximately as follows:

               Twelve months ending December 31, 1998      $180,000
                                                 1999       180,000
                                                 2000        18,000

          Rent expense for the years ended December 31, 1997 and 1996 was approximately $201,000 and $213,000, respectively.

                                                                        Page 11f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

6.    Commitments and contingencies: (Continued)

      c. Employment agreements:

          i. The Company has an employment agreement with its President and Chief Executive Officer at an annual base salary of $265,000 through the term (as defined) of the agreement. The initial term of the agreement expires on July 31, 2000 but continues thereafter for additional one-year periods unless either the President and Chief Executive Officer of the Company or the Board of Directors gives the other ninety days prior written notice of nonrenewal. At the discretion of the Board of Directors, the Company may pay the President and Chief Executive Officer a bonus on or before December 31, of any year during the term.

               The agreement also includes a noncompete clause for a period of one year following its expiration or termination.

          ii. The Company has an employment agreement with a Director of the Company, whereby the Company has agreed to employ her as the Executive Vice-President at an annual compensation of $140,000.

               The agreement with the Executive Vice-President has restrictive covenants similar to those of the President and Chief Executive Officer.

          iii. The Company's employment agreement with a Director and Legal Counsel of the Company, who is a brother of the President and Chief Executive Officer, expired and was not renewed as of August 31, 1997. On August 22, 1997, the Company granted this Director 16,200 stock options with an exercise price of one dollar higher than the market price of the Company's stock on the grant date. Simultaneous with the grant, the Director cancelled and annulled previous options granted pursuant to the 1993 stock option plan (note 8).


      d. Consulting agreement:

          The Company entered into a consulting agreement with an individual (the "Consultant") effective September 1, 1993 through December 31, 1996, to direct the Company to sell, distribute and market its licensed products in Canada through its Canadian office. Pursuant to a provision in the consulting agreement, the contract automatically renews for one year periods.

                                                                        Page 12f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

6.    Commitments and contingencies: (Continued)

      d.  Consulting agreement: (Continued)

          Pursuant to the agreement, the Company pays the Consultant $60,000 a year plus business expenses and a commission in U.S. dollars equal to the sum of 5% of the Company's Canadian net sales in excess of $850,000 plus 5% of the Company's Canadian pre-tax profit. Consulting expense for the year ended December 31, 1997 and 1996 was approximately $86,000 and $96,000, respectively.


7. Stockholders' equity:

      The Company's Certificate of Incorporation, was amended by a vote of the Company's stockholders on June 7, 1996 for the following:

      a.  To  eliminate   authorization   for  the  issuance  of  9%  cumulative
          redeemable convertible preferred stock, par value $.25.

          During 1996, 599,000 preferred shares were converted to common stock and the remaining 1,000 shares were redeemed at the Company's option. All the preferred shares were canceled and stockholders who converted their preferred shares relinquished their claim to accumulated and unpaid dividends on the preferred stock.

      b.  Increase  common  stock,   par  value  $.002  from  3,750,000   shares
          authorized to 10,000,000 shares authorized.

The holder of the Class A common stock is entitled to five votes on all matters upon which each holder of common stock is entitled to vote. After the effective date of the initial public offering, the Board of Directors issued 100,000 shares of the Class A common stock exclusively to the President and Chief Executive Officer in order to permit him to maintain approximately the same voting power after the initial public offering as held prior to the offering. In exchange for the shares of Class A common stock issued to him, he surrendered 112,500 shares of common stock.

                                                                        Page 13f


                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


8. Stock options:

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

   Effective August 22, 1997, the Company granted 23,199 nonqualified options pursuant to the 1993 stock option plan to certain key employees. The options were granted in exchange for the employees' cancelling the same number of previously granted options which had a higher exercise price. The options granted have an effective exercise price of $5.38 (one dollar above the stock price on August 22, 1997).

   The exercise price for options granted (except for the August, 1997 grant noted above) is the fair market value of the shares of common stock on the date of the grant. The term of each option is seven years from the date of the grant.

                                                                        Page 14f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


8.    Stock options: (Continued)

      Outstanding options pursuant to these three plans are summarized as follows:


                                                    S H A R E S
                              -------------------------------------------------------------------
                                            1993        1995
                                STOCK      STOCK    NON-EMPLOYEE
                               OPTION      OPTION   DIRECTOR STOCK                OPTION EXERCISE
     1 9 9 7                    PLAN        PLAN     OPTION PLAN       TOTAL          PRICES
-------------------            --------    -------  --------------    --------    ---------------

Outstanding at January 1,      54,700     271,705       21,700        348,105     $  .375 - $14.75
Granted                          -         26,399       12,200         38,599     $  5.38 - $14.75
Cancelled                        -         43,829        1,550         45,379     $11.750 - $14.75

Exercised                       6,000      11,088        4,550         21,638     $  .375 - $12.50
                              -------     -------       ------        -------

Outstanding at
  December 31                  48,700     243,187       27,800        319,687     $  .375 - $14.75
                              =======     =======       ======        =======

Exercisable at
  December 31                  48,700     196,657        7,304        252,661     $  .375 - $12.50
                              =======     =======       ======        =======


                                                    S H A R E S
                              -------------------------------------------------------------------
                                            1993        1995
                                STOCK      STOCK    NON-EMPLOYEE
                               OPTION      OPTION   DIRECTOR STOCK                OPTION EXERCISE
     1 9 9 7                    PLAN        PLAN     OPTION PLAN       TOTAL          PRICES
-------------------            --------    -------  --------------    --------    ---------------


Outstanding at January 1,      60,000     209,505       9,400         278,905     $ .375  - $11.75
Granted                          -         62,200      12,300          74,500     $12.50  - $14.75
Exercised                       5,300        -           -              5,300               $ .375
                              -------     -------      -------        -------

Outstanding at
December 31                    54,700     271,705      21,700         348,105     $ .375  - $14.75
                              =======     =======      =======        =======

Exercisable at
December 31                    54,700     176,172       3,133         234,005     $ .375  - $11.75
                              =======     =======      =======        =======

                                                                        Page 15f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996




9. Income taxes:

      For the year ended December 31, 1997 and 1996, the Company had a provision for income taxes consisting of the following:


                                                    1 9 9 7           1 9 9 6
                                                   ---------          --------
               Current tax provision:
                   Federal                         $136,580           $376,201
                   State and local                   46,723            127,782
                   Foreign                            6,272              8,996
                   Utilization of net operating
                    loss carryforward                  -              (154,798)
                                                   --------           ---------
                                                    189,575            358,181
               Deferred tax provision (benefit):
                   Federal                          (42,544)            31,614
                   State and local                  (14,456)             2,050
                                                   --------           ---------

               Income tax provision                $132,575           $391,845
                                                   ========           =========


      The difference between the statutory Federal income tax rate of 34% and effective income tax rates of 39% and 36% for the years ended December 31, 1997 and 1996, respectively, is presented below as a percentage of pre-tax income: 1997 1996

                   Federal statutory rate                    34%            34%
                   Increases (reductions) in taxes
                     resulting from:
                        State and local income tax (net
                          of federal tax benefit)            10              6
                        Foreign tax                           2              1
                        Temporary differences               (11)             6
                        Permanent differences                 4              1
                        Utilization of net operating loss     -            (12)
                                                            ----           ---

                   Effective rate                            39%            36%
                                                            ===            ===

                                                                        Page 16f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


10. Major customers:

      For the year ended December 31, 1997 four customers accounted for approximately 47% of sales. For the year ended December 31, 1996, two customers accounted for approximately 24% of sales.


11. Earnings per share:

      Earnings per share amounts have been presented and restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The restatement resulted in a $.02 increase in basic earnings per share previously reported in 1996. Diluted earnings per share did not material change due to the restatement.

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the year. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of convertible preferred stock and the exercise of dilutive stock options. For purposes of the diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock on December 31, 1997 and 1996. Net income has been adjusted for dividends on convertible preferred stock.

                                               1 9 9 7            1 9 9 6
                                              --------          ----------
Basic earnings per share:
     Net income                              $  211,485         $  711,248
     Less convertible preferred stock
      dividends                                    --                  356
                                             ----------         ----------

Net income available for common stock        $  211,485         $  710,892
                                             ==========         ==========

Weighted average common stock outstanding     2,564,106          2,545,230
                                             ==========         ==========

Basic earnings per share                     $      .08         $      .28
                                             ==========         ==========

                                                                        Page 17f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


11.   Earnings per share: (Continued)
                                                      1 9 9 7         1 9 9 6
                                                    -----------      ----------
Diluted earnings per share:
     Net income                                     $  211,485       $  710,892
     Increase if convertible preferred stock
       were converted to common stock                     --                356
                                                    ----------       ----------

Net income available for common stock and
  dilutive securities                               $  211,485       $  711,248

Weighted average common stock outstanding            2,564,106        2,545,230

Additional common stock resulting from
 dilutive securities:
   Convertible preferred stock                            --              1,583
   Stock options                                       122,798          181,530
                                                    ----------       ----------

Weighted average common stock and dilutive
  securities outstanding                             2,686,904        2,728,343
                                                    ==========       ==========

Diluted earnings per share                          $      .08       $      .26
                                                    ==========       ==========

      Options to purchase 93,300 shares of common stock ranging from $11.75 - $14.75 per share were outstanding during 1997 but were not included in the computation of diluted earning per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire through January 2007, were still outstanding at the end of year.