Form 10QSB
period 1998-03-31
ACTIVE APPAREL GROUP INC
filed 1998-05-13
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

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

               Yes   /X/                       No / /

         The number of common equity shares outstanding as of May 13, 1998 was 2,494,081 shares of Common Stock, $.002 par value, and 100,00 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

               Yes   / /                       No /X/

                                   Form 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE


  Item 1.  Financial Statements

                 Balance Sheets                                          3

                 Statements of Income                                    4

                 Statements of Changes in Stockholders' Equity           5

                 Statements of Cash Flows                                6

                 Notes to Financial Statements                           7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                            8-9



PART II. OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K                            10


SIGNATURE                                                              11

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS

                                                                                                  March 31,             December 31,
                                                                                                  1 9 9 8                 1 9 9 7
                                                                                                -----------             -----------
                                                                                                (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                                                     $    81,681             $    59,441
  Refundable income taxes                                                                            43,500                 153,500
  Accounts receivable                                                                               281,403                 130,097
  Due from factor                                                                                 2,328,439               1,656,283
  Inventory                                                                                       2,921,597               3,847,556
  Prepaid royalties                                                                                  37,662                  52,746
  Prepaid expenses and other current assets                                                         308,219                 168,130
  Deferred tax asset                                                                                 70,612                  88,053
                                                                                                -----------             -----------
          Total current assets                                                                    6,073,113               6,155,806

Note receivable, officer                                                                            120,000                 120,000
Property and equipment, net                                                                         392,807                 406,692
Security deposits and other assets                                                                  285,255                 261,341
                                                                                                -----------             -----------

                Total Assets                                                                    $ 6,871,175             $ 6,943,839
                                                                                                ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                              $   544,543             $   768,960
  Accrued expenses and other current liabilities                                                    228,051                 199,574
                                                                                                -----------             -----------
          Total current liabilities                                                                 772,594                 968,534
                                                                                                -----------             -----------


Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,494,081 outstanding
     (1998); 2,641,875 issued, 2,469,375 outstanding (1997)                                           5,332                   5,283
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                                1,000                   1,000
  Paid-in capital                                                                                 6,136,342               6,124,891
  Retained earnings                                                                                 681,532                 569,756
                                                                                                -----------             -----------
                                                                                                  6,824,206               6,700,930
  Less treasury stock, at cost (172,500 common shares)                                             (725,625)               (725,625)
                                                                                                -----------             -----------
          Total Stockholders' Equity                                                              6,098,581               5,975,305
                                                                                                -----------             -----------

                Total Liabilities and Stockholders' Equity                                      $ 6,871,175             $ 6,943,839
                                                                                                ===========             ===========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME

                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                            ------------------------------------

                                                                                             1 9 9 8                   1 9 9 7

                                                                                            ----------                ----------
                                                                                            (Unaudited)               (Unaudited)
Net sales                                                                                   $4,260,860                $4,021,021

Cost of goods sold                                                                           2,639,856                 2,397,301
                                                                                            ----------                ----------

Gross profit                                                                                 1,621,004                 1,623,720
                                                                                            ----------                ----------

Operating expenses:
  Selling and shipping                                                                         847,389                   779,626
  General and administrative                                                                   487,618                   498,251
  Financial expenses, including interest
    expense of $42,566; $15,712 -1997                                                          101,286                    86,734
                                                                                            ----------                ----------

                                                                                             1,436,293                 1,364,611
                                                                                            ----------                ----------

Income before provision for income taxes                                                       184,711                   259,109

Provision for income taxes                                                                      72,935                   109,919
                                                                                            ----------                ----------

Net income                                                                                  $  111,776                $  149,190
                                                                                            ==========                ==========

Basic earnings per share                                                                    $      .04                $      .06
                                                                                            ==========                ==========

Diluted earnings per share                                                                  $      .04                $      .06
                                                                                            ==========                ==========


                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                          Class A
                                       Common Stock      Common Stock                                Treasury Stock
                                       ------------      ------------       Paid In     Retained     --------------
                                    Shares     Amount   Shares    Amount    Capital     Earnings    Shares    Amount        Total
                                    ------     ------   ------    ------    -------     --------    ------    ------        -----


Balance, December 31, 1996         2,447,737   $5,240   100,000   $1,000   $6,054,035   $358,271   172,500   $(725,625)   $5,692,921


Stock options exercised                4,550        9      --       --         36,585       --        --          --          36,594

Net  income - three months
ended March 31, 1997                    --       --        --       --           --      149,190      --          --         149,190
                                   ---------   ------   -------   ------   ----------   --------   -------   ---------    ----------
Balance,  March 31, 1997           2,452,287   $5,249   100,000   $1,000   $6,090,620   $507,461   172,500   $(725,625)   $5,878,705
                                   =========   ======   =======   ======   ==========   ========   =======   =========    ==========

Balance, December 31, 1997         2,469,375   $5,283   100,000   $1,000   $6,124,891   $569,756   172,500   $(725,625)   $5,975,305


Stock options exercised               24,706       49      --       --         11,451       --        --          --          11,500


Net  income - three months
ended March 31, 1998                    --       --        --       --           --      111,776      --          --         111,776
                                   ---------   ------   -------   ------   ----------   --------   -------   ---------    ----------
Balance, March 31, 1998            2,494,081   $5,332   100,000   $1,000   $6,136,342   $681,532   172,500   $(725,625)   $6,098,581
                                   =========   ======   =======   ======   ==========   ========   =======   =========    ==========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                                   ----------------------------
                                                                                                    1 9 9 8           1 9 9 7
                                                                                                   ---------         ---------
                                                                                                   (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income                                                                                       $ 111,776         $ 149,190
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                                                   30,364            22,976
       Amortization                                                                                    1,627             1,627
Changes in assets (increase) decrease:
       Refundable income taxes                                                                       110,000              --
       Accounts receivable                                                                          (151,306)            5,924
       Due from factor                                                                              (672,156)          278,763
       Inventory                                                                                     925,959           364,068
       Prepaid expenses and other current assets                                                    (112,089)          (51,483)
       Prepaid royalties                                                                             (12,916)          (48,690)
       Deferred tax asset                                                                             17,441              --
       Security deposits and other assets                                                            (25,541)         (123,695)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities                                                 28,477          (355,697)
       Accounts payable                                                                             (224,417)         (187,475)
                                                                                                   ---------         ---------
                        Net cash provided by operating activities                                     27,219            55,508
                                                                                                   ---------         ---------

Cash flows used by investing activities:
  Acquisition of property and equipment                                                              (16,479)          (94,014)
                                                                                                   ---------         ---------

Cash flows from financing activities:
    Proceeds from stock options exercised                                                             11,500            36,594
                                                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                                                  22,240            (1,912)
Cash and cash equivalents, beginning of period                                                        59,441           163,241
                                                                                                   ---------         ---------

Cash and cash equivalents, end of period                                                           $  81,681         $ 161,329
                                                                                                   =========         =========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                                       $  42,566         $  15,712
    Income taxes                                                                                       1,804           402,252


                                      - 6 -

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997





1.   The Company and basis of presentation:

     The financial statements presented herein as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1998.


2. Earnings per share:

     Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of convertible preferred stock and the exercise of dilutive stock options. For purposes of the diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock on March 31, 1998 and 1997.

     The number of shares used in the computation of basic earnings per share was 2,586,944 and 2,551,781 at March 31, 1998 and 1997 respectively. The number of shares used in the computation of diluted earnings per share was 2,618,924 and 2,712,106 at March 31, 1998 and 1997 respectively.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Net sales increased to $4,260,860 for the three months ended March 31, 1998 from $4,021,021 for the three months ended March 31, 1997, a increase of $239,839 or 6.0%. This increase in sales was principally attributable to increased sales volume of the Company's products through continued market penetration.

     Gross profit decreased to $1,621,004 for the three months ended March 31, 1998 from $1,623,720 for the three months ended March 31, 1997, a decrease of $2,716 or .2%. Gross profit decreased as a percentage of net sales to 38.0% from 40.4%. This decrease as a percentage of net sales was primarily due to price pressure from a more concentrated market.

     Selling and shipping expenses increased to $847,389 for the three months ended March 31, 1998 from $779,626 for the three months ended March 31, 1997, an increase of $67,763 or 8.7%. Selling and shipping expenses as a percentage of net sales increased to 19.9% from 19.4%. The increase as a percentage of net sales was primarily attributable to an increase in sales, shipping, and design salaries which was partially offset by a decrease in sales commissions and advertising salaries.

     General and administrative expenses decreased to $487,618 for the three months ended March 31, 1998 from $498,251 for the three months ended March 31, 1997, a decrease of $10,633, or 2.1%. General and administrative expenses as a percentage of net sales decreased to 11.4% from 12.4%. The decrease as a percentage of net sales was primarily attributable to a decrease in consulting services, insurance expenditures, and officer compensation for the three months ended March 31, 1998 versus the comparable period in 1997.

     Financial expenses increased to $101,286 for the three months ended March 31, 1998 from $86,734 for the three months ended March 31, 1997, an increase of $14,552, or 16.8%. The increase was primarily attributable to an increase in interest expense. Such increase was due to the increase in the Company's net borrowings from the factor for the three months ended March 31, 1998 versus the comparable period in 1997.

     Operating income decreased to $184,711 for the three months ended March 31, 1998 from $259,109 for the three months ended March 31, 1997, a decrease of $74,398, or 28.7% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 4.3% for the three months ended March 31, 1998 as compared to 6.4% for the three months ended March 31, 1997.

     The Company incurred a tax provision of $72,935 for the three months ended March 31, 1998 as compared to $109,919 for the three months ended March 31, 1997, a decrease of $36,984.

     The Company had net income of $111,776 for the three months ended March 31, 1998 as compared to $149,190 for the three months ended March 31, 1997, a decrease of $37,414, or 25.1% for the reasons stated in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months ended March 31, 1998 was $27,219 compared to $55,508 for the three months ended March 31, 1997. This decrease was primarily attributable to a decrease in operating income. Net cash used for investing activities for the three months ended March 31, 1998 was $16,479 compared to $94,014 for the three months ended March 31, 1997. The decrease was attributable to the significant investment in the technological infrastructure of the Company in 1997. Net cash provided by financing activities was $11,500 for the three months ended March 31, 1998 compared to $36,594 for the three months ended March 31, 1997. The decrease was primarily attributable to a decrease in the proceeds from the exercise of stock options.

     During the three months ended March 31, 1998, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At March 31, 1998, working capital was $5,300,518 compared to $4,932,854 at March 31, 1997 an increase of $367,664.

     Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by Century Business Credit Corporation to the Company under a credit agreement (the "Century Agreement"). At March 31, 1998 due from factor was $2,328,439 as compared to $2,617,510 at March 31, 1997, this decrease is a result in the increase of in-house receivables. The Company had in-house receivables of $281,403 at March 31, 1998 as compared to $25,000 at March 31, 1997. The increase is due to certain receivables not assigned to Century. The Company's inventory increased to $2,921,597 at March 31, 1998 as compared to $2,617,510 at March 31, 1997 due to an increase in booked and anticipated orders.

     Management anticipates it will retain a net receivable position under the Century Agreement, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's anticipated growth through 1998.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

The following unregistered securities were issued by the Company during the three months ended March 31, 1998

                                                       Number of Shares
   Date of Sale           Description of               Sold/Issued/Subject        Exercise              Purchaser
    /Issuance           Securities Issued              to Options or Warrants   Price Per Share         or  Class
   --------------       ------------------             ----------------------   ---------------       --------------

  January 2, 1998       Common Stock                           7,900                 $3.59            Non-employee Directors
                          Options

  January 27, 1998      Common Stock                          20,000                 $.375            Former Director
                          (stock option exercise)

  January 27, 1998      Common Stock                           4,706                 $.85             Former Director
                          (stock option exercise)


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


                                         ACTIVE APPAREL GROUP, INC.



Date: May 13, 1998                       By: /S/ George Q Horowitz
     --------------                         ----------------------
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