Form 10QSB
period 1998-06-30
ACTIVE APPAREL GROUP INC
filed 1998-08-13
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

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

            Yes  /X/                   No / /

         The number of common equity shares outstanding as of August 13, 1998 was 2,494,081 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

            Yes / /                    No /X/


                                   Form 10-QSB

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE


  Item 1.  Financial Statements

                 Balance Sheets                                              3

                 Statements of Income                                        4

                 Statements of Changes in Stockholders' Equity               5

                 Statements of Cash Flows                                    6

                 Notes to Financial Statements                               7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               8-10


PART II. OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits and Reports on Form 8-K                                 11


SIGNATURE                                                                   12

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS

                                                                   JUNE 30,             DECEMBER 31,
                                                                    1 9 9 8                 1 9 9 7
                                                                  -----------            -----------
                                                                  (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                       $   141,891             $   59,441
  Refundable income taxes                                              43,500                153,500
  Accounts receivable                                                 191,218                130,097
  Due from factor                                                   2,947,095              1,656,283
  Inventory                                                         2,594,372              3,847,556
  Prepaid royalties                                                    26,250                 52,746
  Prepaid expenses and other current assets                           309,589                168,130
  Deferred tax asset                                                   70,612                 88,053
                                                                  -----------          -------------
          Total current assets                                      6,324,527              6,155,806

Note receivable, officer                                              120,000                120,000
Property and equipment, net                                           380,534                406,692
Security deposits and other assets                                    426,573                261,341
                                                                  -----------           ------------

                Total Assets                                       $7,251,634             $6,943,839
                                                                   ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  932,963            $   768,960
  Accrued expenses and other current liabilities                      179,165                199,574
                                                                  -----------           ------------
          Total current liabilities                                 1,112,128                968,534
                                                                  -----------           ------------


Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,494,081 outstanding
     (1998); 2,641,875 issued, 2,469,375 outstanding (1997)             5,332                  5,283
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                  1,000                  1,000
  Paid-in capital                                                   6,136,342              6,124,891
  Retained earnings                                                   722,457                569,756
                                                                  -----------            -----------
                                                                    6,865,131              6,700,930
  Less treasury stock, at cost (172,500 common shares)               (725,625)              (725,625)
                                                                  -----------            -----------
          Total Stockholders' Equity                                6,139,506              5,975,305
                                                                  -----------             ----------
                Total Liabilities and Stockholders' Equity         $7,251,634             $6,943,839
                                                                   ==========             ==========

See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME

                                                                SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,

                                                            1 9 9 8            1 9 9 7            1 9 9 8             1 9 9 7
                                                         -----------         -----------       ------------        -----------
                                                         (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)

Net sales                                                $8,287,856           $8,002,699         $4,026,996         $3,981,678
Cost of goods sold                                        5,118,156            4,842,665          2,478,300          2,445,364
                                                          ---------            ---------          ---------          ---------

Gross profit                                              3,169,700            3,160,034          1,548,696          1,536,314
                                                          ---------            ---------          ---------          ---------

Operating expenses:
  Selling and shipping                                    1,752,166            1,583,992            904,777            804,366
  General and administrative                                983,694              935,558            496,076            437,307
  Financial expenses, including interest
    expense of $74,533 and $40,180 for
    the six months ended June 30, 1998 and
    1997                                                    186,935              180,777             85,649             94,043
                                                         ----------           ----------         ----------         ----------

                                                          2,922,795            2,700,327          1,486,502          1,335,716
                                                         ----------            ---------          ---------          ---------

Income before provision for income taxes                    246,905              459,707             62,194            200,598

Provision for income taxes                                   94,204              195,868             21,269             85,949
                                                         ----------           ----------         ----------         ----------

Net income                                              $   152,701          $   263,839         $   40,925         $  114,649
                                                        ===========          ===========         ==========         ==========

Basic and diluted earnings per share                           $.06                 $.10               $.02               $.04
                                                               ====                 ====               ====               ====


See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                     CLASS A
                                        COMMON STOCK               COMMON STOCK
                                    SHARES        AMOUNT       SHARES        AMOUNT       PAID IN CAPITAL    RETAINED EARNINGS
                                    ------        ------       ------        ------       ---------------    -----------------
Balance, December 31, 1996       2,447,737        $5,240      100,000       $1,000          $6,054,035           $358,271

Stock options exercised             21,638            43            -            -              70,856                  -

Net income - six months
ended June 30, 1997                      -             -            -                                -            263,839
                                 ---------        ------      -------       ------          ----------           --------
Balance June 30, 1997            2,469,375        $5,283      100,000       $1,000          $6,124,891           $622,110
                                 =========        ======      =======       ======          ==========           ========

Balance, December 31, 1997       2,469,375        $5,283      100,000       $1,000          $6,124,891           $569,756

Stock options exercised             24,706            49            -            -              11,451                  -

Net income - six months                  -             -            -            -                   -            152,701
ended June 30, 1998
                                 ---------        ------      -------       ------          ----------           --------
Balance, June 30, 1998           2,494,081        $5,332      100,000       $1,000          $6,136,342           $722,457
                                 =========        ======      =======       ======          ==========           ========


                                    TREASURY STOCK
                                 SHARES        AMOUNT          TOTAL
                                 ------        ------          -----
Balance, December 31, 1996      172,500      $(725,625)    $5,692,921

Stock options exercised               -              -         70,899

Net income - six months
ended June 30, 1997                   -              -        263,839
                               --------      ---------     ----------
Balance June 30, 1997           172,500      $(725,625)    $6,027,659
                                =======      ==========    ==========

Balance, December 31, 1997      172,500      $(725,625)    $5,975,305

Stock options exercised               -               -        11,500

Net income - six months               -               -       152,701
ended June 30, 1998
                               --------      ---------     ----------
Balance, June 30, 1998          172,500      $(725,625)    $6,139,506
                                =======      ==========    ==========

See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ----------------------------------
                                                                 1 9 9 8                  1 9 9 7
                                                                 ---------              -----------
                                                                (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net income                                                       $152,701              $  263,839
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                  60,962                  56,539
       Amortization                                                   3,254                       -
Changes in assets (increase) decrease:
       Refundable income taxes                                      110,000                       -
       Accounts receivable                                          (61,121)                (22,276)
       Due from factor                                           (1,290,812)              1,417,275
       Inventory                                                  1,253,184              (1,217,979)
       Prepaid expenses and other current assets                   (141,459)               (190,651)
       Prepaid royalties                                             26,496                  16,250
       Deferred tax asset                                            17,441                       -
       Security deposits and other assets                          (168,486)               (134,909)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities               (20,409)               (290,218)
       Accounts payable                                             164,003                 212,034
                                                                    -------              ----------
             Net cash provided by operating activities              105,754                 109,904
                                                                    -------              ----------

Cash flows used by investing activities:
  Acquisition of property and equipment                             (34,804)               (133,757)
                                                                   --------               ----------

Cash flows from financing activities:
    Proceeds from stock options exercised                            11,500                  70,899
                                                                   --------              ----------
Net increase (decrease) in cash and cash equivalents                 82,450                  47,046
Cash and cash equivalents, beginning of period                       59,441                 163,241
                                                                   --------              ----------
Cash and cash equivalents, end of period                           $141,891              $  210,287
                                                                   ========              ==========

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
    Interest                                                       $ 74,533              $   40,180
    Income taxes                                                     31,804                 505,192

See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997


1.       The Company and basis of presentation:

         The financial statements presented herein as of June 30, 1998 and for the six months and the three months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1998.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of convertible preferred stock and the exercise of dilutive stock options. For purposes of the diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock on June 30, 1998 and 1997.

         The number of shares used in the computation of basic earnings per share was 2,590,395 and 2,558,714 at June 30, 1998 and 1997 respectively. The number of shares used in the computation of diluted earnings per share was 2,620,933 and 2,678,483 at June 30, 1998 and 1997 respectively.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

         Net sales increased to $4,026,996 for the three months ended June 30, 1998 from $3,981,678 for the three months ended June 30, 1997, an increase of $45,318, or 1.1%. This increase in sales was principally attributable to increased sales volume of the Company's products through continued market penetration.

         Gross profit increased to $1,548,696 for the three months ended June 30, 1998 from $1,536,314 for the three months ended June 30, 1997, an increase of $12,382, or .8%. Gross profit decreased as a percentage of net sales to 38.5% from 38.6%.

         Selling and shipping expenses increased to $904,777 for the three months ended June 30, 1998 from $804,366 for the three months ended June 30, 1997, an increase of $100,411 or 12.5%. Selling and shipping expenses as a percentage of net sales increased to 22.5% from 20.2%. The increase as a percentage of net sales was primarily attributable to an increase in advertising and promotions to facilitate the Company's continued and anticipated growth, and an increase in sales, shipping, and design salaries.

         General and administrative expenses increased to $496,076 for the three months ended June 30, 1998 from $437,307 for the three months ended June 30, 1997, an increase of $58,769, or 13.4%. General and administrative expenses as a percentage of net sales increased to 12.3% from 11.0%. The increase was primarily attributable to an increase in Company employee salaries and outside consulting fees.

         Financial expenses decreased to $85,649 for the three months ended June 30, 1998 from $94,043 for the three months ended June 30, 1997, a decrease of $8,394, or 8.9%. The decrease was primarily attributable to a decrease in interest expense. Such decrease was due to the reduction in the Company's net borrowings from the factor for the three months ended June 30, 1998 versus the comparable period in 1997.

         Operating income decreased to $62,194 for the three months ended June 30, 1998 from $200,598 for the three months ended June 30, 1997, a decrease of $138,404, or 69.0%, for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 1.5% for the three months ended June 30, 1998 as compared to 5.0% for the three months ended June 30, 1997.

         The Company incurred a tax provision of $21,269 for the three months ended June 30, 1998 as compared to $85,949 for the three months ended June 30, 1997, a decrease of $64,680.

         The Company had net income of $40,925 for the three months ended June 30, 1998 as compared to $114,649 for the three months ended June 30, 1997, a decrease of $73,724, or 64.3%, for the reasons stated in the preceding paragraphs.

SIX MONTHS JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net sales increased to $8,287,856 for the six months ended June 30, 1998 from $8,002,699 for the six months ended June 30, 1997, an increase of $285,157, or 3.6%. This increase was principally attributable to increased sales volume of the Company's products through continued market penetration, acceptance of the Company's products and increased orders from established accounts.

         Gross profit increased to $3,169,700 for the six months ended June 30, 1998 from $3,160,034 for the six months ended June 30, 1997, an increase of $9,666, or .3%. Gross profit decreased as a percentage of net sales to 38.2% from 39.5%. The decrease as a percentage of net sales was primarily due to the company's efforts in reducing inventory levels.

         Selling and shipping expenses increased to $1,752,166 for the six months ended June 30, 1998 from $1,583,992 for the six months ended June 30, 1997, an increase of $168,174, or 10.6%. Selling and shipping expenses as a percentage of net sales increased to 21.1% from 19.8%. The increase as a percentage of net sales was primarily attributable to an increase in advertising and promotions to facilitate the Company's continued and anticipated growth, and an increase in sales, shipping, and design salaries.

         General and administrative expenses increased to $983,694 for the six months ended June 30, 1998 from $935,558 for the six months ended June 30, 1997, an increase of $48,136, or 5.1%. General and administrative expenses as a percentage of net sales increased to 11.9% from 11.7%. The increase was primarily attributable to an increase in Company employee salaries and outside consulting fees.

         Financial expenses increased to $186,934 for the six months ended June 30, 1998 from $180,777 for the six months ended June 30, 1997, an increase of $6,157, or 3.4%. The increase was attributable to the increase in the Company's net borrowings for the six months ended June 30, 1998 versus the comparable period in 1997.

         Operating income decreased to $246,905 for the six months ended June 30, 1998 from $459,707 for the six months ended June 30, 1997, a decrease of $212,802, or 46.3%, for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 3.0% for the six months ended June 30, 1998 as compared to 5.7% for the six months ended June 30, 1997.

         The Company incurred a tax provision of $94,204 for the six months ended June 30, 1998 as compared to $195,868 for the six months ended June 30, 1997, a decrease of $101,664, or 51.9%.

         The Company had net income of $152,701 for the six months ended June 30, 1998 as compared to $263,839 for the six months ended June 30, 1997, a decrease of $111,138, or 42.1%, for the reasons stated in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 1998 was $105,754 compared to $109,904 for the six months ended June 30, 1997. This decrease was primarily attributable to a decrease in operating income. Net cash used for investing activities for the six months ended June 30, 1998 was $34,804 compared to $133,757 for the six months ended June 30, 1997. The decrease was attributable to the significant investment in the technological infrastructure of the Company in 1997. Net cash provided by financing activities was $11,500 for the six months ended June 30, 1998 compared to $70,899 for the six months ended June 30, 1997. The decrease was primarily attributable to a decrease in the proceeds from the exercise of stock options.

         During the six months ended June 30, 1998, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At June 30, 1998, working capital was $5,212,399 compared to $5,187,272 at June 30, 1997 an increase of $25,127.

         Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by Century Business Credit Corporation to the Company under a credit agreement (the "Century Agreement"). At June 30, 1998 due from factor was $2,947,095 as compared to $1,656,283 at June 30, 1997. This increase is primarily a result of less factor borrowings being required due to a lowering of inventory. The Company's inventory decreased to $2,594,372 at June 30, 1998 as compared to $3,847,556 at June 30, 1997 due to the application of better management controls and automated systems. The Company had in-house receivables of $191,218 at June 30, 1998 as compared to $130,097 at June 30, 1997. This increase is due to certain receivables not assigned to Century.

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

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 5, 1998, the Company held its Annual Meeting of stockholders, whereby the stockholders elected Directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The vote on such matters was as follows:

1.       ELECTION OF DIRECTORS:
                                           FOR                AGAINST
                                           ---                -------
         George Horowitz                  2,584,496           36,445

         Rita Cinque                      2,585,036           35,905

         James Anderson                   2,589,036           31,905

         Edward Epstein                   2,588,736           32,205

         Angelo Giusti                    2,584,936           36,005

         Larry Kring                      2,589,336           31,605


2. RATIFICATION OF APPOINTMENT OF AUDITORS: To ratify the appointment of Berenson & Company, LLP as the Company's auditors for the fiscal year ending December 31,1998.

                                          FOR           AGAINST        ABSTAIN
                                        ---------       -------        -------
                                        2,592,837        20,105         7,999

Item 5.     Other information

         Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be March 14, 1999. As to all such matters which the Company does not have notice on or prior to March 14, 1999, discretionary authority shall be granted to the designated persons in the company's proxy statement for the Annual Meeting.

Item 6.     Exhibits and Reports on Form 8-K

   (a)  Exhibits
        Exhibit 27 - Financial Data Schedule

   (b)  Reports on Form 8-K
        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACTIVE APPAREL GROUP, INC.



Date: AUGUST 13, 1998                    By: /S/ GEORGE Q. HOROWITZ
     -----------------                      -----------------------
                                            George Q. Horowitz
                                            Chief Executive Officer, President,
                                            Treasurer and Director

                                            Signing on behalf of the
                                            registrant and as Chief
                                            Financial Officer