Form 10QSB/A
period 1998-06-30
ACTIVE APPAREL GROUP INC
filed 1998-09-15
CIK 934795

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

              Yes   / /                   No   /X/


                                   Form 10-QSB

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-QSB/A (this "Amendment") is being filed in order to amend Item 2 of Part I and Item 6 of Part II of the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1998. The purpose of this Amendment is to add certain disclosure set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in respect of (i) an amendment to the Converse license agreement (a copy of which has been filed herewith) and (ii) the Company's year 2000 program. Except as specifically identified above, the disclosures set forth herein do not differ from those in Item 2 of the original filing. Item 6 of Part II is also hereby amended solely to add the filing of such amendment to the Converse license agreement.

PART I.  FINANCIAL INFORMATION

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

         On April 15, 1998 the Company and Converse Inc. amended the exclusive license agreement to produce and market certain apparel in the United States. The amendment extended the license and option period from September 30, 1998 to March 31, 1999. Management does not anticipate that the Company will achieve sufficient net sales to automatically renew the license agreement. If the license agreement is canceled at the end of the extended license period, the Company believes it will not have a material adverse effect on the Company's business. A copy of the amendment is annexed hereto and incorporated by reference as Exhibit 10.1.

   YEAR 2000

         The Company began a year 2000 compliance project in June 1995 and is currently year 2000 compliant. The project encompassed upgrading the server and all proprietary and non-proprietary software. The project was completed September 1997.

         The Company is in the process of assessing year 2000 issues not related to its internal systems, including issues with third-party suppliers and customers and warehouse communications. Due to the general uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that interruptions of normal operations will not be affected.

         The total expenditures for the Year 2000 project were approximately $200,00 in fiscal year 1997. There are no anticipated year 2000 related costs in the current fiscal year.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

   (a)  Exhibits
        Exhibit 10.1 - Amendment  dated  April  15,  1998 of  Trademark  License
                       Agreement dated May 20, 1994 between the Company and Converse Inc.
        Exhibit 27   - Financial Data Schedule

   (b)  Reports on Form 8-K
        None

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACTIVE APPAREL GROUP, INC.



Date: SEPTEMBER 15, 1998                 By: /S/ GEORGE Q. HOROWITZ
     --------------------                   -----------------------
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