Form 10QSB
period 1998-09-30
ACTIVE APPAREL GROUP INC
filed 1998-11-13
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10 - QSB


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

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

                       Yes  /X/              No / /

         The number of common equity shares outstanding as of November 13, 1998 was 2,494,081 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

                       Yes / /               No /X/

                                   Form 10-QSB

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            PAGE


  Item 1.  Financial Statements

             Balance Sheets                                                 3

             Statements of Operations                                       4

             Statements of Changes in Stockholders' Equity                  5

             Statements of Cash Flows                                       6

             Notes to Financial Statements                                  7


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                                  8-11

PART II. OTHER INFORMATION

 Item 5.   Other Information                                              12

 Item 6.   Exhibits and Reports on Form 8-K                               12


SIGNATURE                                                                 13

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS


                                                             SEPTEMBER 30,                          DECEMBER 31,
                                                                1 9 9 8                                1 9 9 7
                                                           ----------------                         ------------
                                                              (unaudited)


ASSETS

Current assets:
  Cash and cash equivalents                                    $   167,370                           $   59,441
  Refundable income taxes                                                                               153,500
  Accounts receivable                                               21,889                              130,097
  Due from factor                                                2,531,708                            1,656,283
  Inventory                                                      2,962,640                            3,847,556
  Prepaid royalties                                                 17,500                               52,746
  Prepaid expenses and other current assets                        429,311                              168,130
  Deferred tax asset                                                70,612                               88,053
                                                               -----------                        -------------
          Total current assets                                   6,201,030                            6,155,806

Note receivable, officer                                           120,000                              120,000
Property and equipment, net                                        372,947                              406,692
Security deposits and other assets                                 370,828                              261,341
                                                              ------------                         ------------

                Total Assets                                    $7,064,805                           $6,943,839
                                                                ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $845,192                          $   768,960
  Accrued expenses and other current liabilities                   132,958                              199,574
                                                               -----------                         ------------
          Total current liabilities                                978,150                              968,534
                                                               -----------                          -----------


Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,494,081 outstanding
     (1998); 2,641,875 issued, 2,469,375 outstanding (1997)          5,332                                5,283
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding               1,000                                1,000
  Paid-in capital                                                6,136,342                            6,124,891
  Retained earnings                                                669,606                              569,756
                                                               -----------                          -----------
                                                                 6,812,280                            6,700,930
  Less treasury stock, at cost (172,500 common shares)            (725,625)                            (725,625)
                                                               -----------                          -----------
          Total Stockholders' Equity                             6,086,655                            5,975,305
                                                               -----------                           ----------

                Total Liabilities and Stockholders' Equity      $7,064,805                           $6,943,839
                                                                ==========                           ==========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                                               NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                        --------------------------------       -------------------------------
                                                           1 9 9 8           1 9 9 7              1 9 9 8             1 9 9 7
                                                        --------------     -------------       ---------------     -----------
                                                         (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)

Net sales                                               $11,975,117         $12,598,293          $3,687,261         $4,595,594
Cost of goods sold                                        7,359,224           7,556,479           2,241,068          2,713,814
                                                          ---------           ---------           ---------          ---------

Gross profit                                              4,615,893           5,041,814           1,446,193          1,881,780
                                                          ---------           ---------           ---------          ---------
Operating expenses:
  Selling and shipping                                    2,789,559           2,701,043           1,037,393          1,117,051
  General and administrative                              1,394,564           1,357,153             410,870            421,595
  Financial expenses, including interest
    expense of $91,717 and $102,776 for
    the nine months ended September 30, 1998 and
    1997                                                    261,860             341,341              74,925            160,564
                                                          ---------          ----------          ----------         ----------

                                                          4,445,983           4,399,537           1,523,188          1,699,210
                                                          ---------           ---------           ---------          ---------

Income (loss) before provision for income taxes             169,910             642,277             (76,995)           182,570

Provision for income taxes (benefit)                         70,060             281,208             (24,144)            85,340
                                                         ----------          ----------          -----------         ---------

Net income                                               $   99,850         $   361,069            ($52,851)         $  97,230
                                                         ==========         ===========          ===========         =========

Basic and diluted earnings per share                           $.04                $.14               ($.02)              $.04
                                                               ====                ====               ======              ====

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                        CLASS A
                                 COMMON STOCK         COMMON STOCK
                              SHARES      AMOUNT   SHARES     AMOUNT
                              ------      ------   ------     ------
Balance, December 31, 1996   2,447,737    $5,240   100,000    $1,000

Stock options exerised          21,638        43         -         -

Net income - nine months
ended September 30, 1997             -         -                   -
                             ---------    ------   -------    ------
Balance, September 30, 1997  2,469,375    $5,283   100,000    $1,000
                             =========    ======   =======    ======

Balance, December 31, 1997   2,469,375    $5,283   100,000    $1,000

Stock options exercised         24,706        49         -         -

Net income - nine months
ended September 30, 1998             -         -         -         -
                             ---------    ------   -------    ------
Balance, September 30, 1998  2,494,081    $5,332   100,000    $1,000
                             =========    ======   =======    ======


                                                                          TREASURY STOCK
                             PAID IN CAPITAL   RETAINED EARNINGS      SHARES     AMOUNT        TOTAL
                             ---------------   -----------------      ------     ------        -----
Balance, December 31, 1996     $6,054,035           $358,271         172,500   $(725,625)   $5,692,921

Stock options exerised             70,856                  -               -           -        70,899

Net income - nine months
ended September 30, 1997                -            361,069               -           -       361,069
                               ----------           --------         -------    --------    ----------
Balance, September 30, 1997    $6,124,891           $719,340         172,500   $(725,625)   $6,124,889
                               ==========           ========         =======   ==========   ==========

Balance, December 31, 1997     $6,124,891           $569,756         172,500   $(725,625)   $5,975,305

Stock options exercised            11,451                  -               -           -        11,500

Net income - nine months
ended September 30, 1998                -             99,850               -            -       99,850
                               ----------           --------         -------    ---------   ----------
Balance, September 30, 1998    $6,136,342           $669,606         172,500    $(725,625)  $6,139,506
                               ==========           ========         =======    ==========  ==========

                                       -5-
See accompanying notes to financial statements.financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                    --------------------------------
                                                                       1 9 9 8            1 9 9 7
                                                                    -------------        -----------
                                                                     (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net income                                                             $99,850           $  361,069
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                       93,386               80,524
       Amortization                                                        5,889                -
Changes in assets (increase) decrease:
       Refundable income taxes                                           153,500                -
       Accounts receivable                                               108,208                -
       Due from factor                                                  (875,425)           1,343,645
       Inventory                                                         884,916           (2,229,871)
       Prepaid expenses and other current assets                        (261,181)            (337,806)
       Prepaid royalties                                                  35,246               (1,251)
       Deferred tax asset                                                 17,441                -
       Security deposits and other assets                               (115,376)            (208,392)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities                    (66,616)            (199,080)
       Accounts payable                                                   76,232            1,193,271
                                                                        --------         ------------
                  Net cash provided by operating activities              156,070                2,109
                                                                         -------         ------------

Cash flows used by investing activities:
  Acquisition of property and equipment                                  (59,641)            (173,752)
                                                                       ---------            ----------

Cash flows from financing activities:
    Proceeds from stock options exercised                                 11,500               70,899
                                                                      ----------         ------------

Net increase (decrease) in cash and cash equivalents                     107,929             (100,744)
Cash and cash equivalents, beginning of period                            59,441              163,241
                                                                        --------           ----------

Cash and cash equivalents, end of period                                $167,370           $   62,497
                                                                        ========           ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $  91,717            $ 102,776
    Income taxes                                                          83,288              635,432

See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997


1.       The Company and basis of presentation:

         The financial statements presented herein as of September 30, 1998 and for the nine months and the three months ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1998.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of convertible preferred stock and the exercise of dilutive stock options. For purposes of the diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could be purchased from the proceeds from the exercise of stock options at the average market price of the Company's stock on September 30, 1998 and 1997.

         The number of shares used in the computation of basic earnings per share was 2,591,638 and 2,562,293 at September 30, 1998 and 1997
         respectively. The number of shares used in the computation of diluted earnings per share was 2,620,722 and 2,664,896 at September 30, 1998 and 1997 respectively.

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

GENERAL

          The Company is a designer, marketer and supplier of women's activewear, sportswear, swimwear and unisex activewear and accessories. The Company sells its principal product collections under the EVERLAST, CONVERSE and MTV brand names through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to approximately 500 separate accounts, representing approximately 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers. On October 23, 1998, the Company acquired the exclusive license for EVERLAST menswear products, including activewear, casual wear and outerwear. Under the terms of two separate contracts, the Company will market EVERLAST menswear in the U.S. and Canada. The Company anticipates it will start shipping EVERLAST menswear in the three month period ending March 31, 1999.

          The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Net sales decreased to $3,687,261 for the three months ended September 30, 1998 from $4,595,574 for the three months ended September 30, 1997, a decrease of $908,313, or 19.8%. This decrease in net sales was principally attributable a decline in sales volume of the Company's Converse and MTV product lines.

         Gross profit decreased to $1,446,193 for the three months ended September 30, 1998 from $1,881,780 for the three months ended September 30, 1997, a decrease of $435,587, or 23.1%. Gross profit decreased as a percentage of net sales to 39.2% from 40.9%. The decrease as a percentage of net sales was primarily attributable to lower prices received for the Company's products.

         Selling and shipping expenses decreased to $1,037,393 for the three months ended September 30, 1998 from $1,117,051 for the three months ended September 30, 1997, a decrease of $79,658 or 7.1%. Selling and shipping expenses as a percentage of net sales increased to 28.1% from 24.3%. The increase as a percentage of net sales was primarily attributable to the decrease in net sales, which offset lower expenditures for royalties, advertising, travel and freight.

         General and administrative expenses decreased to $410,870 for the three months ended September 30, 1998 from $421,595 for the three months ended September 30, 1997, a decrease of $10,725, or 2.5%. General and administrative expenses as a percentage of net sales increased to 11.1% from 9.2%. The increase as a percentage of net sales was primarily attributable to the decrease in net sales.

         Financial expenses decreased to $74,925 for the three months ended September 30, 1998 from $160,564 for the three months ended September 30, 1997, a decrease of $85,639, or 53.3%. The decrease was primarily attributable to a decrease in interest expense and factor commissions charged to the Company. The decrease in interest expense was due to the reduction in the Company's net borrowings from the factor for the three months ended September 30, 1998 versus the comparable period in 1997. The decrease in factor commissions was due to the decrease in net sales.

         The Company recorded an operating loss of $76,995 for the three months ended September 30, 1998 compared to operating income of $182,570 for the three months ended September 30, 1997, a decrease of $259,565, or 142.2%, for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was (2.1)% for the three months ended September 30, 1998 as compared to 4.0% for the three months ended September 30, 1997.

         The Company's income tax benefit for the three months ended September 30, 1998 was $24,144 as compared to an income tax expense of $85,340 for the three months ended September 30, 1997, a decrease of $109,484.

         The Company had a net loss of $52,851 for the three months ended September 30, 1998 as compared to a net profit of $97,230 for the three months ended September 30, 1997, a decrease of $150,080, or 154.4%, for the reasons stated in the preceding paragraphs.


NINE MONTHS SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales decreased to $11,975,117 for the nine months ended September 30, 1998 from $12,598,293 for the nine months ended September 30, 1997, a decrease of $623,176, or 4.9%. This decrease in net sales was principally attributable a decline in sales volume of the Company's Converse and MTV product lines.

         Gross profit decreased to $4,615,893 for the nine months ended September 30, 1998 from $5,014,814 for the nine months ended September 30, 1997, a decrease of $398,921, or 8.0%. Gross profit decreased as a percentage of net sales to 38.5% from 40.0%. The decrease as a percentage of net sales was primarily attributable to lower prices received for the Company's products.

         Selling and shipping expenses increased to $2,789,559 for the nine months ended September 30, 1998 from $2,701,043 for the nine months ended September 30, 1997, an increase of $88,516, or 3.3%. Selling and shipping expenses as a percentage of net sales increased to 23.3% from 21.4%. The increase as a percentage of net sales was primarily attributable to an increase in sales, shipping, and design salaries.

         General and administrative expenses increased to $1,394,564 for the nine months ended September 30, 1998 from $1,357,153 for the nine months ended September 30, 1997, an increase of $37,411, or 2.8%. General and administrative expenses as a percentage of net sales increased to 11.6% from 10.8%. The increase was primarily attributable to an increase in outside consulting expense.

         Financial expenses decreased to $261,860 for the nine months ended September 30, 1998 from $341,341 for the nine months ended September 30, 1997, a decrease of $79,481, or 23.3%. The decrease was attributable to a decrease in the Company's net borrowings and lower factor commissions for the nine months ended September 30, 1998 versus the comparable period in 1997.

         Operating income decreased to $169,910 for the nine months ended September 30, 1998 from $642,277 for the nine months ended September 30, 1997, a decrease of $472,367, or 73.5%, for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 1.4% for the nine months ended September 30, 1998 as compared to 5.1% for the nine months ended September 30, 1997.

         The Company incurred a tax provision of $70,060 for the nine months ended September 30, 1998 as compared to $281,208 for the nine months ended September 30, 1997, a decrease of $211,148, or 75.1%.

         The Company had net income of $99,850 for the nine months ended September 30, 1998 as compared to $361,069 for the nine months ended September 30, 1997, a decrease of $261,219, or 72.3%, for the reasons stated in the preceding paragraphs.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 1998 was $156,070 compared to $2,109 for the nine months ended September 30, 1997. This increase was primarily attributable to a decrease in inventory partially offset by higher accounts payable . Net cash used for investing activities for the nine months ended September 30, 1998 was $59,641 compared to $173,752 for the nine months ended September 30, 1997. The decrease was attributable to the significant investment in the technological infrastructure of the Company in 1997. Net cash provided by financing activities was $11,500 for the nine months ended September 30, 1998 compared to $70,899 for the nine months ended September 30, 1997. The decrease was primarily attributable to a decrease in the proceeds from the exercise of stock options.

         During the nine months ended September 30, 1998, the Company's primary need for funds was to finance working capital for operations. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At September 30, 1998, working capital was $5,222,888 compared to $5,070,524 at September 30, 1997, an increase of $152,364.

         Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by Century Business Credit Corporation to the Company under a credit agreement (the "Century Agreement"). At September 30, 1998, due from factor was $2,531,708 as compared to $1,552,628 at September 30, 1997. This increase is primarily a result of less factor borrowings being required due to a lowering of inventory. The Company's inventory decreased to $2,962,640 at September 30, 1998 as compared to $4,987,571 at September 30, 1997 due to the application of better management controls and automated systems.

         Management anticipates it will retain a net receivable position under the Century Agreement, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's operations through 1998.

         On April 15, 1998 the Company and Converse Inc. amended its exclusive license agreement to produce and market certain apparel in the United States. The amendment extended the license and option period from September 30, 1998 to March 31, 1999. Management does not anticipate that the Company will achieve sufficient net sales to automatically renew the license agreement. If the license agreement is canceled at the end of the extended license period, the Company believes it will not have a material adverse effect on the Company's business. A copy of the amendment was filed as Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 1998.

         On May 26, 1998 the Company and MTV Networks, A division of Viacom International, Inc. amended its exclusive license agreement to produce and market certain apparel in the United States. The amendment extended the license and option period from January 31, 1999 to June 30, 1999. Management does not anticipate that the Company will achieve sufficient net sales to automatically renew the license agreement. If the license agreement is canceled at the end of the extended license period, the Company believes it will not have a material adverse effect on the Company's business. A copy of the amendment is annexed hereto and incorporated by reference as Exhibit 10.1.

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

         The total expenditures for the Year 2000 project were approximately $200,000 in fiscal year 1997. There are no anticipated year 2000 related costs in the current fiscal year.

PART II. OTHER INFORMATION


   Item 6.     Exhibits and Reports on Form 8-K

   (a)   Exhibits
         Exhibit  10.1 - Amendment to MTV License  agreement  dated
                         March  28,  1996  between  MTV  Networks  and the
                         Company.

         Exhibit 27 - Financial Data Schedule

   (b)   Reports on Form 8-K
         None

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACTIVE APPAREL GROUP, INC.



Date: NOVEMBER 13, 1998                  By: /S/ GEORGE Q HOROWITZ
     -------------------                    ----------------------
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