Form 10KSB
period 1998-12-31
ACTIVE APPAREL GROUP INC
filed 1999-03-30
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File number:   0-25918
                          --------

                           ACTIVE APPAREL GROUP, INC.
                 (Name of small business issuer in Its Charter)

           Delaware                                           13-3672716
           --------                                           ----------
(State or other  jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)


1350 Broadway, Suite 2300,  New York, New York                 10018
----------------------------------------------                 -----
(Address of principal executive offices)                      Zip Code

Issuer's Telephone Number (212) 239-0990

Securities registered under Section 12(b) of the Exchange Act:

          Title Of Each Class                    Name Of Each Exchange
          -------------------                    On Which Registered
                                                 -------------------
                  None                                  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.002 Par Value
                         ------------------------------
                                (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirement for the past 90 days. YES  X   NO
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenue for its most recent fiscal year: $15,011,926

On March 25, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,947,704 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Nasdaq Stock Market on March 25, 1999. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares outstanding on March 25, 1999 was 2,492,581 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

Documents Incorporated by Reference  -  None

Transitional Small Business Disclosure Format (Check one): YES      NO  X
                                                              ----     ----

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I

Item 1      Business.........................................................1
Item 2      Properties...................................................... 9
Item 3      Legal Proceedings...............................................10
Item 4      Submission of Matters to a Vote of Security Holders.............10


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


PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act..........15
Item 10     Executive Compensation..........................................16
Item 11     Security Ownership of Certain Beneficial Owners
                 and Management ............................................20
Item 12     Certain Relationships and Related Transactions..................22
Item 13     Exhibits and Reports on Form 8-K................................23


Signatures..................................................................27

                                     PART I


ITEM 1.   BUSINESS

GENERAL

     Active Apparel Group, Inc. (the "Company"), a Delaware corporation organized on July 6, 1992, is engaged in the design, manufacture, marketing and sale of women's activewear, sportswear, swimwear and coverups, and, as of January 1, 1999, the design, manufacture, marketing and sale of men's activewear, sportswear and outerwear featuring the widely-recognized Everlast(R) trademark (the "Everlast Products"). The Company is also engaged in the design, manufacture, marketing and sale of women's activewear, sportswear (excluding footwear) featuring the Converse(R) and Converse All Star(R) trademarks (the "Converse Products") and the design, manufacture, marketing and sales of unisex activewear and accessories featuring "MTV's THE GRIND" and/or "THE GRIND" trademarks (the "MTV Products"). Generally, the Company has the exclusive right to use and distribute the Everlast Products in the United States, its territories and possessions (collectively, the "United States") and Canada, its provinces, territories and possessions (collectively, "Canada"), the exclusive right to use and distribute the Converse Products in the United States. The Company's exclusive license agreement for the Converse Products expires on March 31, 1999 and the Company has decided that it will not renew the license agreement. The Company did not design or produce a line of MTV activewear for sale in 1999. The Company is evaluating the renewal of the MTV license, which expires on June 30, 1999. SEE "PRODUCTS" AND "LICENSES." The Company is a member of the Sporting Goods Manufacturers Association, the National Sporting Goods Association and the Canadian Sporting Goods Association

     The Company's strategy is to expand the Company's operations and to become a leading brand name supplier of women's and men's activewear and sportswear. Key elements of this strategy include:

     o balancing and diversifying the Company's product collections in terms of style and price range;

     o maximizing visibility in the Company's products through focused advertising and marketing programs;

     o expanding its product distribution system by establishing better relationships with a broader network of retailers worldwide subject to distribution restrictions of the Everlast Product licenses;

     o capitalizing on the Company's strengths through design and manufacture for private label activewear and sportswear customers.

     All of the Company's products are manufactured by third party independent manufacturing contractors in the United States and abroad. These products are distributed through a variety of department stores, specialty stores, sporting goods stores, catalog operations, and better mass merchandisers. The Company has approximately 500 separate customers in approximately 20,000 retail locations throughout the United States and Canada. SEE "SALES AND DISTRIBUTION."


PRODUCTS

     The Company's product line primarily consists of the Everlast Products, which are designed and marketed with a goal of a high level of brand name recognition and consumer preference by combining performance, market appeal and value. The Company performs extensive market research in attempting to provide its retail customers and consumers with functionality along with the most desirable styles, color schemes and fabrics. The Company has actively pursued a strategy of developing a balanced and diversified mix of products in order to maximize the brand name recognition and appeal to various demographic groups and geographic areas. The Company's product line is primarily composed of the Everlast Collection.

     THE EVERLAST COLLECTION. The Company sells a diverse collection of Everlast Products consisting of women's activewear, sportswear, swimwear and coverups, and as of January 1, 1999, men's activewear, sportswear and outerwear under the Everlast trademark and logo. Since 1910, Everlast has gained wide recognition in professional and amateur boxing. The Company believes that the Everlast name has become synonymous with quality athletic products. The Everlast Products seek to continue this tradition, while recognizing that the active person has particular demands regarding quality, comfort and style in activewear and sportswear. The Everlast Products consist of approximately 80 separate products with varying styles and functions. These include fitness apparel and sportswear made of nylon, fleece, cotton, Lycra spandex and other technical polyester fabrics with moisture management properties. The Everlast Products are designed to feature the Everlast trademark and logo and to focus on the use of appropriate fabric blends to maximize comfort and performance. The retail prices for the Everlast Products generally range from $15 to $70.


LICENSES

      EVERLAST WOMEN'S LICENSE. The Company obtained the license to market and sell Everlast women's products ("Everlast License") in July 1992. Generally, the Everlast License grants to the Company the exclusive right and license to use the Everlast trademark in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of women's activewear, sportswear, swimwear and coverups in the United States and Canada during the term of the Everlast License. Everlast World's Boxing Headquarters ("Everlast") reserved the right to use or license the Everlast trademark on products other than women's activewear, sportswear, swimwear and coverups within the United States and Canada, including, until January 1, 1999, men's apparel, and the right to use or license such trademark outside the United States or Canada. Everlast has also reserved the right to sell, in the United States or Canada, women's activewear and sportswear in Everlast's product catalogs or flyers, but Everlast may not sell such products for less than the lowest price offered by the Company.

     The term of the Everlast License ends on December 31, 2002, but is renewable at the option of the Company for up to two successive five year periods commencing January 1, 2003 and January 1, 2008, assuming the Company is not then in default under the Everlast License and assuming that the Company achieves net sales in the United States of Everlast women's products of at least $10,500,000, and in Canada, of at least CN$2,500,000 for the exercise of the first option and achieves net sales in the United States of at least $14,250,000 and in Canada of at least CN$3,500,000 for the exercise of the second option. The Everlast License may be terminated in whole, or only as to certain Everlast women's products, if the Company fails to fulfill its material obligations of the Everlast License (including payments of royalties or other amounts due), fails to use diligent efforts to promote, advertise, manufacture, sell or ship any Everlast Product, or to fill accepted orders for Everlast women's products to financially secure purchasers. See "MANUFACTURING AND SUPPLIERS." The Everlast License may also be terminated if net sales of Everlast women's products do not exceed certain minimum levels, or if the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding. To date, the Company has been in compliance with the Everlast License.

     Under the Everlast License, the Company is required to make royalty payments to Everlast of 6% of net sales (as defined therein), subject to minimum annual payments, which increase over the term, as amended, of the Everlast License. The Company is also required to make advertising expenditures of at least 2.5% of net sales of Everlast women's products, subject to annual minimum expenditure levels. The minimum annual royalty payments under the Everlast License for sales in the United States (including swimwear sales) are $555,000 and $630,000 for 1998 and 1999 (CN$150,000 and CN$168,000 with respect to sales in Canada), respectively. The minimum annual advertising expenditures required under the Everlast License for sales in the United States (including swimwear sales) are $231,250 and $262,500 for 1998 and 1999 (CN$62,500 and CN$70,000 with respect to sales in Canada), respectively. To date, all required levels have been met or exceeded. Royalty payments and advertising expenditures are not required with respect to sales of Everlast women's products to Everlast, as discussed above. The Company is also obligated to maintain product quality control, obtain prior approval of designs and standards, and marketing, advertising and distribution programs, and may be required to indemnify Everlast against any losses resulting from alleged defects in the Everlast women's products arising out of the Company's performance under the Everlast License or the manufacture, promotion or sale of such products in violation of applicable laws or third-party rights. The Everlast License requires that the Company secure and maintain product liability insurance, which the Company maintains. Under and subject to the terms of the Everlast License, Everlast is required to indemnify the Company against any losses arising out of the use of the Everlast trademark or the exercise by the Company of its rights under the Everlast License. Everlast is also required, generally, to defend the Company's rights to use the Everlast trademark pursuant to the Everlast License.

     The Everlast License also requires the Company to maintain, during the term thereof, letters of credit in favor of Everlast for an amount equal to the minimum annual amounts due to Everlast under the Everlast License from time to time, or a cash deposit in varying amounts. The Company is in compliance with this requirement.

     EVERLAST MEN'S LICENSE. The Company obtained the license to market and sell Everlast men's products ("Men's License") effective January 1,1999. Generally, the Men's License grants to the Company the exclusive right and license to use the Everlast trademark in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of men's activewear, sportswear, swimwear and outerwear in the United States and Canada during the term of the Men's License. Everlast reserved the right to use or license the Everlast trademark on products other than men's and women's activewear, sportswear, swimwear and men's outerwear within the United States and Canada, and the right to use or license such trademark outside the United States or Canada. Everlast has also reserved the right to sell, in the United States or Canada, men's activewear and sportswear in Everlast's product catalogs or flyers, but may not sell such products for less than the lowest price offered by the Company.

     The term of the Men's License ends on December 31, 2001, but is renewable at the option of the Company for up to two successive five year periods commencing January 1, 2002 and January 1, 2007, assuming the Company is not then in default under the Everlast License and assuming that the Company achieves net sales in the United States of Everlast men's products of at least $6,500,000, and in Canada, of at least CN$3,300,000 for the exercise of the first option and achieves net sales in the United States of at least $9,317,000 and in Canada of at least CN$4,790,000 for the exercise of the second option. The Men's License may be terminated in whole, or only as to certain Everlast men's products, if the Company fails to fulfill its material obligations of the Men's License (including payments of royalties or other amounts due), fails to use diligent efforts to promote, advertise, manufacture, sell or ship any Everlast men's product, or to fill accepted orders for Everlast men's products to financially secure purchasers. See "MANUFACTURING AND SUPPLIERS." The Men's License may also be terminated if net sales of Everlast men's products do not exceed certain minimum levels, or if the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding.

     Under the Men's License, the Company is required to make royalty payments to Everlast of 6% of net sales (as defined therein), subject to minimum annual payments, which increase over the term (as extended) of the Men's License. The Company is also required to make advertising expenditures of at least 2.5% of net sales of Everlast men's products, subject to annual minimum expenditure levels. The minimum annual royalty payments under the Men's License for sales in the United States are $180,000 for 1999 (CN$72,000 with respect to sales in Canada). The minimum annual advertising expenditures required under the Men's License for sales in the United States are $75,000 for 1999. (CN$30,000 with respect to sales in Canada). Royalty payments and advertising expenditures are not required with respect to sales of Everlast men's products to Everlast, as discussed above. The Company is also obligated to maintain product quality control, obtain prior approval of designs and standards, and marketing, advertising and distribution programs, and may be required to indemnify Everlast against any losses resulting from alleged defects in the Everlast Products arising out of the Company's performance under the Men's License or the manufacture, promotion or sale of such products in violation of applicable laws or third-party rights. The Men's License requires that the Company secure and maintain product liability insurance, which the Company maintains. Under and subject to the terms of the Men's License, Everlast is required to indemnify the Company against any losses arising out of the use of the Everlast trademark or the exercise by the Company of its rights under the Men's License. Everlast is also required, generally, to defend the Company's rights to use the Everlast trademark pursuant to the Men's License.

     The Men's License also requires the Company to maintain, during the term thereof, letters of credit in favor of Everlast for an amount equal to the minimum annual amounts due to Everlast under the Men's License from time to time, or a cash deposit in varying amounts. The Company is in compliance with this requirement.

     CONVERSE LICENSE. On March 10, 1999 the Company decided not to renew its Trademark License Agreement, as amended (the "Converse License") which it entered on May 20, 1994. The Converse License granted the Company the exclusive right to use the Converse(R) and Converse All Star trademarks described therein in connection with the manufacture, import, advertisement and promotion, sale and distribution of women's and girls' activewear and sportswear in the United States during the term of the Converse License.

     As amended, the term of the Converse License ends on March 31, 1999. The Company believes that not renewing the license will not have a material adverse effect on the Company's business, financial condition or results of operations. Under the Converse License, the Company was required to make royalty payments to Converse of 7% of net sales through March 31, 1999.


     MTV LICENSE. The Company and MTV Networks ("MTVN") entered into a License Agreement in March 1996 (the "MTV License"). Generally, the MTV License grants to the Company the exclusive right and license to use "MTV's THE GRIND" and/or "THE GRIND" trademarks, names and logos in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of unisex and women's activewear and accessories in the United States and Canada during the term of the MTV License. The license is non-exclusive with respect to the licensed products known as t-shirts and caps until such time as MTVN's existing license agreement with another licensee for such licensed products expires, and at such time, the MTV License will become an exclusive license. MTVN has reserved the right to use or license the "MTV's THE GRIND" and/or "THE GRIND" trademarks on products other than unisex and women's activewear and accessories in the United States and Canada and the right to use or license such trademarks outside the United States or Canada. MTVN has also reserved the right to sell the licensed products in the United States or Canada through premium offers, combination and giveaway sales, direct response, direct mail, home shopping type of networks, sales clubs, incentive programs and any MTVN or affiliated companies' retail outlets. MTVN is permitted to grant a license to any third party to manufacture, in or outside the United States, unisex and women's activewear and accessories for distribution outside the United States.

      The term of the MTV License, as amended, ends on June 30, 1999 and is automatically renewable, at the option of the Company, for an additional two-year period through January 31, 2001 if the Company sold $3,500,000 of MTV Products during the term of the MTV License and provided that the Company had satisfactorily performed its obligations under the MTV License. The MTV License may be terminated if, among other reasons, the Company disposes of all or substantially all of its business or assets to a third party, George Horowitz is no longer President of the Company, there is an uncured failure by the Company to perform, in all material respects, any of its obligations thereunder (including payments of royalties) or the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding.

     Under the MTV License, as amended, the Company is required to make royalty payments to MTVN of 8% of net sales (as defined therein), subject to guaranteed minimum annual payments, irrespective of net sales, of $183,750 with respect to the contract term. The Company is also required to make advertising expenditures of at least 2% of net sales.

     The MTV License requires MTVN to indemnify the Company against any losses arising out of the Company's use of the MTV trademarks or MTVN's wrongful conduct, although MTVN is not required to take any action relating to any infringements or counterfeits of, or any unfair competition affecting the MTV trademarks covered by the MTV License (nor is the Company permitted to take any such action without the prior approval of MTVN). The MTV License also provides for the indemnification of MTVN by the Company against all losses arising from product liability claims, but excluding claims based on alleged design defects. The MTV License requires the Company to secure and maintain product liability insurance, which the Company currently maintains. To date, the Company has been in compliance with the MTV License.

     The Company did not achieve sufficient net sales to automatically renew the license agreement. If the MTV license is canceled at the end of the term, as amended, on June 30, 1999, the Company believes it will not have a material adverse effect on the Company's business, financial condition or results of operation. The Company is evaluating the MTV license for renewal.

     PRODUCT DEVELOPMENT. The Company's merchandising and design staff analyzes demographic, market, style, fashion and fabric and technical developments and attempts to make the necessary adjustments in product mix, construction, design, styles, fabrics and colors in response to these developments. Members of the merchandising and design staff also coordinate their activities with the Company's production and sales staff, consult with buyers, visit retail outlets and attend fashion and trade shows to gather additional information during the design process. Sources of design and prints include, for example, industry fashion analyses, the Company's products from previous years and freelance artwork.

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

MARKETING, ADVERTISING AND PROMOTIONS

     The Company advertises and promotes its products to different consumer segments through a variety of trade and consumer print advertising campaigns, generally in selected magazines and other publications (including SPORTSTYLE, WOMEN'S WEAR DAILY, SPORTING GOODS BUSINESS, SELF AND SHAPE). THE COMPANY' ADVERTISING AND PROMOTION PROGRAM WAS CREATED AND designed to achieve high visibility for its products. The Company's advertising and promotional efforts are designed to appeal to the demographic customer profile for the Company's products. The Company maintains its own marketing and advertising staff that oversees the conception, development and implementation of most aspects of the Company's advertising and sales promotions. The Company's in-house staff also develops catalogs for all of its product lines.

     The Company uses several methods to advertise and promote its products. The Everlast Products and the Company have received exposure through coverage in both the print and television media. Additionally, the Company takes part in various cooperative advertising programs such as national advertising, in-store signage, point-of-purchase promotional giveaways and cooperative advertising arrangements with several of its retail customers. In 1994, the Company established cooperative advertising programs with DuPont Inc. The Company believes that its cooperative advertising programs assist in raising consumer awareness and increasing retail floor space for its products.

     The Company also believes that grass roots promotion programs, such as the limited distribution of samples of its products to local gyms, athletic clubs and fitness professionals, help to advance the recognition and reputation of its products. In addition, the Company has focused many of its promotional programs on charitable and community events, such as "The New York Race for the Cure" of breast cancer, "The City of Hope Workout For Hope" for AIDS related research and the "Share-A-Walk" New York Fundraiser to raise awareness in the fight against cancer. The Company has also sponsored high school and college women's basketball teams and cheerleading squads.

     The Company also attends and participates in the Atlanta Supershow, National Sporting Goods Association Show, WWDMAGIC and other appropriate trade shows.

MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of its products, but uses third-party, independent contractors for all its products. Approximately 80% of the Company's products are supplied by manufacturers in the United States while the remaining 20% are imported from manufacturers abroad, principally in Asia. Currently, the Company uses over ten separate manufacturers. While the Company has no written agreements with any of its contractors, the Company believes that its relationships with such contractors are good. The Company does not believe that the loss of any particular contractor would have a material adverse effect on its business, financial condition or results of operations. If necessary, the Company believes that alternative sources of products would be readily available, although no assurance can be given. The supply of the Company's foreign-sourced products is subject to constraints imposed by bilateral textile agreements between the United States and foreign nations, which impose quotas on the amounts and types of goods which can be imported into the United States. Consequently, some of the Company's source of products may be adversely affected by political instability resulting in the disruption of trade from foreign nations in which the manufacturers are located, the imposition of additional regulations relating to imports or duties and taxes and other charges on imports. In order to ensure quality control and timely delivery, the Company (or its agents) conducts on-site inspections at manufacturers' facilities, as more fully described herein. See "QUALITY CONTROL." The Company's strategy is to find manufacturers with specific product category expertise (such as fitness apparel, tee shirts or outerwear) and extensive experience in the major athletic brand name apparel industry. The Company has no long-term agreements with any of its manufacturers and competes with other apparel companies for production capacity.

     On December 31, 1997, the Company's inventory was $3,847,556 on net sales during the year ended December 31, 1997 (Fiscal 1997) of $16,687,271, with a backlog of orders for future delivery of $3,290,333. At December 31, 1998, the Company's inventory was $3,026,241 on net sales during the year ended December 31, 1998 (Fiscal 1998) of $15,011,926, with a backlog of orders for future delivery of $4,019,603. The Company has implemented an Electronic Data Interchange (EDI) Quick Response Replenishment System by which customer orders are facilitated in seven working days. Higher levels of inventory are required to operate the EDI Quick Response Replenishment System program. Such levels of inventory are needed as sales orders are generally received and shipped within a seven day period. Other than the EDI Quick Response Replenishment System, the Company practices a "just in time" manufacturing and purchasing program. The Company makes arrangements with its manufacturers for delivery approximately 30 days before the scheduled shipment of products to the Company's customers. The objectives of the "just-in-time" system are to decrease the Company's inventory risk and to allow the Company flexibility to react to consumer responses to its products and changing consumer preferences. The Company believes that these objectives are currently being achieved, although no assurance can be given that such objectives will continue to be partially or fully achieved in the future. The Company schedules shipments from its manufacturers in a manner that accounts for possible manufacturing lateness and transport time from manufacturers to the Company's warehouse facilities. Although manufacturing lateness has not been a material factor through the present date, the inability or unwillingness of a manufacturer to ship orders of the Company's products in a timely manner could adversely affect the Company's ability to deliver products to its customers on time. Delay in delivery could result in missing certain retailing seasons with respect to all or some of the Company's products, or could adversely affect the Company's relationship with its customers, which could have a material adverse effect on the Company's business.

     As of December 31, 1998, the Company's backlog of unfilled orders was $4,019,603 as compared to $3,290,333 as of December 31, 1997. The Company expects that substantially all of its current orders will be shipped within 120 days of the receipt of such orders. The Company's backlog can be affected by a variety of factors, including scheduling of manufacturing, shipment of products and customer preferences. The Company has an on-line computerized order-entry system which allows the Company to receive orders by computer and to follow daily the status of orders received, shipped and unfilled.


SALES AND DISTRIBUTION

     The Company's products are distributed through department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers. The Company distributes its products to approximately 500 separate customers in approximately 20,000 retail locations throughout the United States and, with respect to the Everlast Products and MTV Products, Canada. The Company's products are sold by retailers such as, Sears, Burdines, Bloomingdale's, Nordstrom, Modell's, Dillards, Oshmans, Gart's, Footlocker, The Sports Authority and the Army Air Force Exchange and through catalog operations such as Sears-Canada and Genesis Direct. In Canada, the Company's products are sold by such retailers as The Bay, Sears-Canada, Superstar Group and Champs. For the year ended December 31, 1997, four customers accounted for approximately 47% of sales, and for the year ended December 31, 1998 four customers accounted for approximately 48% of sales. The Company's strategy is to expand its network of retailers carrying the Company's products, and is focused on department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

     The Company currently has six in-house sales representatives and fourteen non employee sales representatives. George Horowitz, President and Chief Executive Officer, and Rita Cinque Kriss, Executive Vice President of the Company, manage these representatives and coordinate sales to customers. The Company works closely with its sales representatives to ensure that a consistent and unified image of the Company is projected to its customers.

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

     During Fiscal 1997, foreign sales accounted for 8.0% of the Company's net sales, all of which were in Canada, and during Fiscal 1998, foreign sales accounted for 8.9% of the Company's net sales, the majority of which were in Canada.

     Consistent with industry practice, the Company generally accepts returns of any products with defects in materials or workmanship or which do not otherwise meet the quality standards of the Company or its customers for up to 30 days. The Company believes that it has experienced historical return levels that are better than the industry norms, although no assurance can be given that such levels can be sustained. In addition to returns, customers deduct chargebacks from the purchase price with or without the Company's consent. Chargebacks have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales of the Company's products. The Company experienced chargeback levels of approximately 3.5% during 1998, which is consistent with the industry norms of 3% to 5%. In 1997, the Company experienced chargeback levels of approximately 4.1%. No assurance can be given that such levels can be maintained.


QUALITY CONTROL

     Because the Company emphasizes fit, performance and quality of its products, the Company places high priority on quality control. The Company has established stringent quality control procedures under which domestic and international production of the Company's products at independent manufacturing locations is inspected by agents of the Company who visit each independent manufacturing contractor at such frequency as is necessary to ensure compliance with the Company's specifications and delivery requirements and in order to meet the Company's shipping schedules. Prior to manufacture in large quantities, the Company receives samples of its products for investigation and, if necessary, alteration. The Company performs various tests, including fit tests on live models, to ensure that the product meets specifications prior to the shipping of product by the Company. In addition, senior employees of the Company periodically personally inspect the manufacturing process and quality of products.

     The Company believes that its relationships with its warehouses, customs brokers and international consolidators are an important part of its quality control program. The Company views its service organizations as important resources in maintaining high standards for its products and assisting in the reliable and timely delivery of its products to its retail customers.

COMPETITION

     The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, many of whom have greater financial and manufacturing resources than the Company. The Company believes that it has been able to compete in the brand name men's and women's activewear and sportswear market because of the high brand name recognition, high quality and affordability of its products. The Company's products may also compete with lower-priced men's and women's and girls' activewear and sportswear products which may or may not be brand name products. The Company believes that its principal competitors in the brand name men's and women's activewear and sportswear industry are Nike, Reebok, Adidas and Fila. In addition, its principal competitors in the brand name women's activewear and sportswear industry are The Weekend Exercise Company and Danskin. Competition in the activewear and sportswear segment of the apparel industry is based on price, design, quality, name recognition and the ability to respond quickly to changing consumer preferences.


CANADIAN BRANCH

     The Company has a Canadian branch that markets Everlast Products in Canada. During Fiscal 1997, net sales from operations in Canada were U.S. $1,328,319, and during Fiscal 1998 such net sales were U.S. $1,234,441. With the exception of exchange rate fluctuations, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations. The Company does not believe that exchange rate fluctuations have had a material adverse effect on the Company's results of operations, although there can be no assurance that such fluctuations, with respect to its Canadian operations, will not have a material adverse effect on the Company's results of operations in the future.


EMPLOYEES

     As of March 25, 1999, the Company had 29 employees, all of whom were employed by the Company on a full-time basis. In addition, the Company may employ additional full-time and part-time employees in connection with the design, marketing and sale of its products as and if the need arises. The Company currently hires temporary employees from time to time as needed. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company has three leases for approximately 7,160 square feet for a total annual base rent of $166,629 at its principal executive offices in New York, New York. The original lease has an annual base rent of $93,672 and expires January 31, 2000. This space, which occupies approximately 3,981 square feet, also includes a showroom for the Everlast Products. In July 1994, the Company increased its space in New York by 2,523 square feet to establish additional showroom space and to accommodate additional employees. Such lease provides for an annual base rent of $57,902 and expires January 31, 2000. In January 1996, the Company increased its space in New York by 656 square feet to accommodate additional employees. Such lease provides for an annual base rent of $15,055 and expires January 31, 2000.

     The Company leases approximately 1,200 square feet of office and showroom space in Montreal, Canada at an annual base rent of CN$18,000. The lease expires in April 2000.

     The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future. In the event the Company requires additional facilities in the future, the Company believes additional facilities would be available at commercially reasonable rates.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material litigation. No legal proceedings were terminated during the fiscal year ended December 31, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Company's common stock had been quoted on the Nasdaq National Market from August 14, 1996 until December 8, 1998 under the symbol "AAGP." The Company's common stock has been quoted on the Nasdaq Small Cap Market since December 9, 1998, and from May 4, 1995 until August 14, 1996 under the same symbol. The following table sets forth, for the period indicated, the highest and lowest bid quotations for the common stock, $.002 par value (the "Common Stock"), as reported by the NASDAQ system. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                             1997
                                       HIGH         LOW
                                       ----         ---

1st Quarter                          15 3/4       14 3/4
2nd Quarter                          15 3/4        4 7/8
3rd Quarter                           6 1/4        3 5/8
4th Quarter                           4 1/8        2 1/16

                                             1998
                                       HIGH         LOW
                                       ----         ---

1st Quarter                           3 1/2        2 1/8
2nd Quarter                           2 7/8        1 3/4
3rd Quarter                           2 3/8        11/16
4th Quarter                          25              1/2


HOLDERS

     The closing bid price of the Common Stock as of March 25, 1999 was 2 21/32. There were 102 record holders of the Company's Common Stock and one record holder of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock"). Based upon information received from some of these record holders, the Company believes there are more than 600 beneficial holders of the Company's Common Stock.


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


GENERAL

     The Company is a designer, marketer and supplier of women's and men's activewear, sportswear, swimwear and accessories. The Company sells its principal product collections under the EVERLAST brand name through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to approximately 500 separate accounts, representing approximately 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

     The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.


RESULTS OF OPERATIONS

     YEAR END 1998 COMPARED TO YEAR END 1997
     ---------------------------------------

     Net sales decreased to $15,011,926 for the year ended December 31, 1998 from $16,687,271 for the year ended December 31, 1997, a decrease of $1,675,345 or 10.0%. This decrease was principally attributable to decreased sales volume of the Company's Converse and MTV licensed products.

     Gross profit decreased to $5,528,335 for the year ended December 31, 1998 from $6,355,284 for the year ended December 31, 1997, a decrease of $826,949 or 13.0%. Gross profit decreased as a percentage of net sales to 36.8% from 38.1%. This decrease was primarily due to the lower sales prices received for the Converse and MTV licensed products.

     Selling and shipping expenses decreased to $3,637,729 for the year ended December 31, 1998 from $3,743,862 for the year ended December 31, 1997, a decrease of $106,133 or 2.8%. Selling and shipping expenses as a percentage of net sales increased to 24.2% from 22.4%. This increase was attributable to greater sales sample expense and an increase in salaries of employees involved in the sale, shipping and design of the Company's products.

     General and administrative expenses increased to $1,911,621 for the year ended December 31, 1998 from $1,850,203 for the year ended December 31, 1997, an increase of $61,418 or 3.3%. General and administrative expenses as a percentage of net sales increased to 12.7% from 11.1%. The increase was primarily attributable to an increase in outside consulting expense.

     Financial expenses decreased to $413,713 for the year ended December 31, 1998 from $417,159 for the year ended December 31, 1997, a decrease of $3,446 or 0.8%. This decrease was primarily attributable to the decrease in the Company's net borrowings from its factor for the year ended December 31, 1998, versus the year ended December 31, 1997 and offset by foreign currency transaction losses in the Canadian branch. Of the total financial expenses, interest expense decreased to $120,950 for the year ended December 31, 1998 from $171,318 for the year ended December 31, 1997. Such decrease reflects the decreased level of borrowings due to lower inventory levels.

     Operating income decreased to a loss of $434,728 for the year ended December 31, 1998 from a profit of $344,060 for the year ended December 31, 1997, a decrease of $778,788 for the reasons stated above. Operating income as a percentage of net sales was negative 2.9% for the year ended December 31, 1998 as compared to positive 2.1% for the year ended December 31, 1997.

     The Company recognized a tax benefit of $194,093 for the year ended December 31, 1998 as compared to a tax provision of $132,575 for the year ended December 31, 1997. This income tax reduction is in proportion to the decline in the Company's income.

     The Company had a net loss of $240,635 for the year ended December 31, 1998 as compared to net income of $211,485 for the year ended December 31, 1997, a decrease of $452,120.

     1999 MARKET OUTLOOK
     -------------------

     While the retail environment remains difficult, management believes the Company will return to its previous pattern of sales growth, although no assurance can be given that such growth will occur.

     The launching of the Everlast men's activewear and sportswear line, the penetration of the European market as a designer and supplier for other Everlast licensees, the expansion of a field sales force and the introduction of an internet web site are all expected to add to the Company's distribution base. The Company will now focus on its core Everlast brand and continue to explore other opportunities for growth.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the year ended December 31, 1998 was $202,937 compared to $49,058 for the year ended December 31, 1997. This increase was primarily attributable to a decrease in inventory. Net cash used for investing activities for the year ended December 31, 1998 was $79,414 compared to $223,757 for the year ended December 31, 1997 due to a decline in capital expenditures. Net cash provided by financing activities was $9,906 for the year ended December 31, 1998 compared to $70,899 for the year ended December 31, 1997 due to a decline in the proceeds received from the exercise of stock options.

     During the year ended December 31, 1998, the Company's primary need for funds was to finance working capital due to anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At December 31, 1998, working capital was $4,994,000 compared to $5,187,272 at December 31, 1997, a decrease of $193,272. This decrease was primarily attributable to the Company's net loss for the year ended December 31, 1998.

     Due from factor represents the amount receivable by the Company for factored receivables less the amount of outstanding advances made by the factor to the Company under the factoring agreement. At

December 31, 1998 Due from Factor was $1,887,245 as compared to $1,656,283 at December 31, 1997 The Company's inventory decreased by 21.3% to $3,026,241 at December 31, 1998 from $3,847,556 at December 31, 1997.


     1999 LIQUIDITY OUTLOOK
     ----------------------

     Management anticipates it will maintain a net surplus position with the factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for further reduction in net borrowings, and create additional working capital to fund the Company's anticipated growth over the next 12 months. If a positive cash flow does not occur, borrowings with the factor will increase.


YEAR 2000 COMPLIANCE

     The Company began a Year 2000 compliance project in June 1995 and believes it currently is Year 2000 compliant. The project encompassed upgrading the server and all proprietary software and non-proprietary software. The project was completed September 1997.

     The Company is in the process of assessing Year 2000 issues not related to its internal systems, including issues with suppliers and customers and warehouse communications. Due to the general uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that interruptions of normal operations will not be affected.

     Total expenditures for the Year 2000 project were approximately $200,000 in fiscal year 1997. There were no Year 2000 related costs in the current fiscal year.

     The company is currently formulating contingency plans in the event of a Year 2000 failure. The Company expects that a contingency plan will be in place by September 30, 1999.


ITEM 7.   FINANCIAL STATEMENTS.

                    SEE PAGE 1f

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The Company's executive officers and directors are as follows:

Name                              Age                              Position
----                              ---                              --------

George Horowitz                   48                President;  Chief  Executive
                                                    Officer;   Chairman  of  the
                                                    Board;            Treasurer;
                                                    Director(1)
James Anderson                    62                Vice  Chairman of the Board;
                                                    Director(1)(2)
Rita Cinque Kriss                 33                Executive  Vice   President;
                                                    Secretary  of  the  Company;
                                                    Director(3)
Larry Kring                       58                Director(2)(3)
Edward Epstein                    59                Director(2)(3)
Angelo Giusti                     48                Director(2)


(1)       Member of the Executive Committee of the Board of Directors
(2)       Member of the Compensation Committee of the Board of Directors
(3)       Member of the Audit Committee of the Board of Directors

     MR. GEORGE HOROWITZ has been the President, Chief Executive Officer, Treasurer and a director of the Company since its inception in July 1992. Since January 1996, he has been Chairman of the Board. From October 1990 to January 1993, Mr. Horowitz was President and a director of Total Impact, Inc., an activewear apparel company in New York City. From March 1976 to March 1990, Mr. Horowitz was employed by Golden Touch Imports, Inc. an apparel company in New York City, where he served as Vice President-Operations. He is currently serving on the Executive Committee for the Sports Apparel Council of the Sporting Goods Manufacturers Association.

     MR. ANDERSON has been a director of the Company since August 1992 and was Chairman of the Board from January 1994 through December 1995. Since January 1996, he has been Vice-Chairman of the Board. Since August 1996, he has been Managing Partner of Millenium Venture Management LLC. Since July 1987 he has been a management consultant in restructuring businesses. From 1981 to 1987, he was President of Pacific First Financial Corp. and Pacific First Federal Savings Bank and, in 1984, also became chairman of the board and CEO of each company. He has served on the boards of directors of numerous business, civic, arts and educational organizations and is a member of the Whitman College Board of Overseers. He is currently a member of the Board of Directors of the Washington Hospital Insurance Fund and the Washington Casualty Company.

     MS. CINQUE KRISS has been  Executive  Vice  President and a director of the
Company   since  May

1994. From April 1993 to May 1994, she was Vice President-Operations of the Company, and from August 1992 to April 1993, she served as a consultant to the Company in operations management. From November 1990 to August 1992, Ms. Cinque Kriss was the President of ITEW, Ltd., a management consulting company in the apparel industry. In 1986, she was a founding member of Women in International Trade, an organization created to promote international trade, where she served as a director from January 1990 to January 1993.

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

     MR. GIUSTI has been a director since January 3, 1997. He has been Vice President of Operations at the Company since June 1997. From 1984 until June 1997, Mr. Giusti was President of Universal Business Forms, a printing company in New York City. From 1978 to 1984, Mr. Giusti was Sales Manager in New York for Uarco, a national printing company. Mr. Giusti has served on many community boards and activities. He was a New York City Public School teacher and he has remained active in local education and in youth sports activities. He is a former President of the Holmdel (Jersey Shore) Pop Warner Football League.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of Common Stock and other equity securities of the Company. Officers, directors and more than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1998 all required Section 16(a) filings by beneficial owners were complied with, except that on January 11, 1999 George Horowitz and Rita Cinque Kriss filed a Form 5 with respect to an acquisition of 15,000 shares and 7,500 respectively on March 26, 1998, and on January 11, 1999 Mr. Horowitz's December 1997 Form 5 was amended with respect to an acquisition of 4,000 shares on December 17, 1997. On January 11, 1999 Angelo Giusti filed a Form 5 with respect to the acquisition of 2,500 options on June 5, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

             The following Summary Compensation Table sets forth certain information concerning total annual compensation paid to George Horowitz, the Company's President, Chief Executive Officer and Treasurer, Rita Cinque Kriss, the Company's Executive Vice President and Secretary and Angelo Giusti, Vice President of Operations (the "Named Executive Officers"), for services rendered in all capacities by them to the Company during fiscal years 1998, 1997 and, 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                 Annual Compensation
                                                                       --------------------------------------
                      Name And
                      --------                                                                    Other Annual    All Other
                 Principal Positions                       Year        Salary ($)    Bonus ($)    Compensation  Compensation ($)
                 -------------------                       ----        ----------    ---------    ------------  ----------------
                                                                                                      ($)
                                                                                                      ---

George Horowitz(1)                                         1998         265,000       12,000       19,534(3)       853(6)
   (President; Chief Executive Officer; Treasurer)         1997         265,000       18,000       17,257(4)       595(6)
                                                           1996         250,000       24,000       18,635(5)       560(6)

Rita Cinque Kriss(1)                                       1998         140,000            0       20,308(7)         0
 (Executive Vice President; Secretary)                     1997         140,000       12,000(2)     9,565(8)         0
                                                           1996         125,000       16,000       12,155(9)         0

Angelo Giusti(1)
 (Vice President of Operations & Director)                 1998         110,000            0            0            0
                                                           1997          63,139(10)        0            0            0


------------------

(1) Other than George Horowitz , Rita Cinque Kriss and Angelo Giusti no Named Executive Officer of the Company was paid more than $100,000 in total salary and bonus for Fiscal 1998, and accordingly, no other Named Executive Officers are included in the table above.

(2) The Company has agreed to pay the amount of tax owed on the bonus payment noted in the column above.

(3) Consists of an aggregate of $19,534 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1998 in connection with automobile lease installment payments ($13,659), related insurance premiums ($1,088) and parking expenses ($4,787).

(4) Consists of an aggregate of $17,257 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1997 in connection with automobile lease installment payments ($13,660), related insurance premiums ($1,088) and parking expenses ($2,509).

(5) Consists of an aggregate of $18,635 paid to or on behalf of Mr. Horowitz by the Company in Fiscal 1996 in connection with automobile lease installment payments ($13,659), related insurance premiums ($2,176) and parking expenses ($2,800).

(6) Represents premiums paid by the Company in Fiscal 1998, 1997 and 1996 on term life insurance policies for the benefit of Mr. Horowitz.

(7) Consists of an aggregate of $12,732 paid to or on behalf of Ms. Cinque Kriss by the Company in Fiscal 1998 in connection with automobile lease installment payments ($8,019), related insurance premiums ($3,806) and parking expenses ($907), and $7,576 for income taxes on 1997 bonus.

(8) Consists of an aggregate of $9,565 paid to or on behalf of Ms. Cinque Kriss by the Company in Fiscal 1997 in connection with automobile lease installment payments ($5,601), related insurance premiums ($1,846) and parking expenses ($2,118).

(9) Consists of an aggregate of $12,155 paid to or on behalf of Ms. Cinque Kriss by the Company in Fiscal 1996 in connection with automobile lease installment payments ($5,134), related insurance premiums ($4,216) and parking expenses ($2,805).

(10)  Mr. Giusti has been an employee of the Company since June 1997.


LONG-TERM INCENTIVE AND PENSION PLANS

            The Company currently has no long-term incentive or defined pension plans.

OPTION GRANTS IN LAST FISCAL YEAR


                 Number of     Percent of
                Securities   Total Options
                Underlying     Granted To    Exercise Or
                 Options      Employees in    Base Price
     Name        Granted      Fiscal Year      ($/Sh)         Expiration Date
     ----        -------      -----------      ------         ---------------

Angelo Giusti    2,500           15.6%        $2 3/32             6/5/08

            There were no other option grants to Named Executive Officers during the year ended December 31, 1998.


COMPENSATION OF DIRECTORS

               As compensation for their services as directors of the Company, effective January 1, 1995, non-employee directors of the Company receive options to purchase the Company's Common Stock pursuant to the Company's 1995 Non-Employee Director Stock Option Plan. The plan provides for annual automatic grants of options to purchase 3,000 shares of Common Stock to each director serving at the time of the grant who is not an officer or employee of the Company. The Chairman and Secretary of the Board (provided they are not officers or employees of the Company) also receive an automatic grant of options to purchase an additional 200 shares, and the chair of a Board committee (provided he or she is not an officer or employee of the Company) also receives an automatic grant of options to purchase an additional 100 shares. The exercise price per share for all such options is the fair market value of the shares of Common Stock covered by the option on the date of grant of such option. The term of each option is seven years from the date of grant, and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. Effective January 1, 1998, each non-employee director was to receive an annual fee of $6,000 payable quarterly at the end of each quarter. As of December 31, 1998, Mr. James Anderson, Mr. Edward Epstein and Mr. Larry King each received $4,500. Directors also receive reimbursement of expenses incurred by them in performing their duties and in attending Board meetings, provided such expenses are reasonable and evidenced by appropriate documentation.


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

      The Agreement also restricts, generally, Mr. Horowitz from disclosing certain confidential information obtained by Mr. Horowitz during the Term for a period of three years following the termination or expiration of the Term, and further restricts Mr. Horowitz from competing with the Company (including soliciting the Company's employees or agents) for a period of one year following the expiration or termination of the Term. The Agreement may be terminated by the Company "for cause" (as defined in the Agreement), and in the event of such termination, or in the event of the voluntary resignation by Mr. Horowitz, the obligations of the Company under the Agreement will terminate (except with respect to certain indemnification, confidentiality and "non-compete" provisions). In the event of the termination of the Agreement by reason of Mr. Horowitz's death, his estate is entitled to receive an amount equal to twice his then-current base salary (which, in the case of Mr. Horowitz's death, may be funded, wholly or partially, by a life insurance policy paid for by the Company, at its option). If the Agreement is terminated for reasons other than Mr. Horowitz's death, voluntary resignation or "for cause," Mr. Horowitz will be entitled to receive an amount equal to twice his then-current base salary, plus all other amounts due to him under the Agreement through the date of such termination. The Company is the beneficiary of "key-executive" life insurance policies on George Horowitz in the amount of $5,000,000.

RITA CINQUE KRISS. The Company and Rita Cinque Kriss are parties to an employment agreement, dated as of August 1, 1994, pursuant to which Ms. Cinque Kriss serves as Executive Vice President of the Company, for which Ms. Cinque Kriss was paid an annual base salary of $70,000 from August 1, 1994 through December 31, 1994, $90,000 from January 1, 1995 through June 30, 1995, $105,000 from July 1, 1995  through  December  31,  1995,  $125,000  from January 1, 1996 through December 31, 1996, and is paid an annual base salary of $140,000 commencing January 1, 1997 and continuing thereafter through the Term (as defined below) of the agreement, unless increased by the Board of Directors on an annual basis during the Term. The initial term of such agreement expired on July 31, 1997 but was and will continue to be renewed for additional one-year periods unless either Ms. Cinque Kriss or the Company gives the other ninety days' prior written notice of non-renewal (as and if so extended, the "Term"). At the discretion of the Board of Directors, the Company may also pay Ms. Cinque Kriss a cash bonus on or before December 31 of any year during the Term. In addition to such base salary and contingent cash bonuses, Ms. Cinque Kriss is entitled to receive an automobile allowance of $9,000 annually, reimbursement for parking expenses up to $4,800 annually, health and medical insurance, and is also entitled to participate in any retirement, life and disability insurance, dental insurance and any bonus, incentive or profit-sharing plans which the Company makes available from time to time to its executives. Ms. Cinque Kriss is also entitled to receive reimbursement for all reasonable out-of-pocket expenses that she incurs relating to her services under such agreement. The Company is the beneficiary of a "key-executive" life insurance policy on Rita Cinque Kriss in the amounts of $1,000,000.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Class A Common Stock as of March 25, 1999 for (i) each of the Company's directors (ii) each of the Company's executive officers (iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company's voting securities and (iv) all directors and executive officers as a group:

                                                                 Beneficial Ownership
                                                                     Common, and
                                                                  Class A Common (1)


                                                                                      Percentage Of
    Name And Address Of                                                                 Outstanding
    Beneficial Owner                                    Number (2)                       Stock
    ----------------                                    ----------                       -----

    George Q. Horowitz                                   611,794(3)                       21.8%
          c/o Active Apparel Group, Inc.
          1350 Broadway, Suite 2300
          New York, NY 10018
    James K. Anderson                                    118,708(4)                        4.2%
          4903 163rd Ave., N.E.
          Redmond, WA 98052
    Rita Cinque Kriss                                     96,700(5)                        3.4%
          c/o Active Apparel Group, Inc.
          1350 Broadway, Suite 2300
          New York, NY 10018
    Larry Kring                                           29,742(6)                        1.1%
          3265 126th Ave., N.E.
          Bellevue, WA 98005
    Edward R. Epstein                                      6,000(7)                          *
          915 Middle River Drive
          Suite 419
          Fort Lauderdale, FL 33304
    Angelo Giusti                                          2,700(8)                          *
          19 Deer Path
          Holmdel, NJ 07733

    All directors and                                    865,644(3) (4)                   30.9%
    executive officers as a group (6 persons)           (5) (6) (7) (8)


------------------
(1) Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of securities with respect to which such person has or shares: (i) voting power, which includes the power to vote or direct the vote of the security, or (ii) investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned.

(2) As of March 25, 1999, there were outstanding 2,492,581 shares of Common Stock and 100,000 shares of Class A Common Stock. The Class A Common stock, while held by George Horowitz, as they currently are, entitle George Horowitz to five (5) votes for each share held. Thus, while there are 2,592,581 total shares outstanding (not including any unexercised options) this represents 2,992,581 votes.

(3) Consists of (i) 478,128 shares of Common Stock (500 of which are owned by minor children) (ii) 100,000 shares of super-voting Class A Common Stock issued to Mr. George Q. Horowitz in July 1995 in exchange for 112,500 shares of Common Stock and (iii) 33,666 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 2,000 shares at an exercise price of $6.25 per share granted by Donald Horowitz, George Horowitz's brother, which expire on December 31, 1999, and (B) options to purchase 15,000 shares granted by the Company at the exercise price of 11.75 per share, which expire on November 3, 2005, and (C) options to purchase 16,666 shares at an exercise price $ 14.25 per share, which expire on November 7, 2006.

(4) Consists of (i) 86,350 shares of Common Stock of which Mr. Anderson owns 80,000 shares of Common Stock with his wife, as joint tenants, and (ii) 32,358 shares of Common Stock issuable upon exercise of options excercisable currently or within 60 days, including

               (A)        839 shares @ $  1.75 expires December 31, 2004
               (B)        839 shares @ $  3.00 expires December 31, 2004
               (C)        839 shares @ $  5.00 expires December 31, 2004
               (D)        839 shares @ $  6.25 expires December 31, 2004
               (E)      4,706 shares @ $  0.85 expires December 31, 2003
               (F)     11,630 shares @ $  3.30 expires June 30, 1999
               (G)      4,200 shares @ $  5.50 expires December 31, 1999
               (H)      3,200 shares @ $ 11.75 expires November 3, 2002
               (I)      3,200 shares @ $ 12.50 expires January 2, 2003
               (J)      2,066 shares @ $ 14.75 expires January 3, 2004

(5) Consists of (i) 76,200 shares of Common Stock and (ii) 20,500 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days including (A) options to purchase 10,500 shares of Common Stock at an exercise price of $11.75 per share, which expire on November 3, 2005 and (B) 10,000 shares of Common Stock at an exercise price of $14.75 per share, which expire on December 13, 2006.

(6) Consists of (i) 10,388 shares of Common Stock and (ii) 19,354 shares of Common Stock issuable upon the exercise of options currently exercisable or within 60 days, including (A) 3,100 shares of Common Stock at an exercise price of $11.75 per share, which expire on November 3, 2002,
        (B) 3,100 shares of Common Stock at $12.50 per share, which expire on January 2, 2003, and (C) options to purchase 2,066 shares at an exercise price of $14.75 per share, which expire on January 3, 2004. (D) 839 shares @ $ 1.75 expires December 31, 2004, (E) 839 shares @ $ 3.00 expires December 31, 2004, (F) 839 shares @ $ 5.00 expires December 31, 2004, (G) 839 shares @ $ 6.25 expires December 31, 2004, (H) 3,762 shares @ $ 0.85 expires December 31, 2003, (I) 3,970 shares @ $ 3.30 expires June 30, 1999

(7) Consists of (i) 1,000 shares of Common Stock and (ii) 5,000 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 3,000 shares of Common Stock at an exercise price of $12.50 per share, which expire on January 2, 2003 and (B) options to purchase 2,000 shares of Common Stock at an exercise price of $14.75 per share, which expire on January 3, 2004.

(8) Consists of (i) 700 shares of Common Stock and (ii) 2,000 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days at an exercise price of $14.75 per share which expire on January 3, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Edward R. Epstein, a Director, was paid $67,736 for legal services for the year ending December 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

Exhibit                                              Filed            Incorporated By
Index        Description Of Document                 Herewith         Reference To:
-----        -----------------------                 --------         -------------

3.1          Certificate of Incorporation of the                      Exhibit 3.(i) of Registration
             Company ("Certificate of                                 Statement File No.33-87954
             Incorporation").                                         (the "1995 Registration Statement."

3.2          Bylaws of the Company.                                   Exhibit 3.(ii) of the 1995
                                                                      Registration Statement

10.1         Trademark License Agreement, dated as                    Exhibit 10.1 of the 1995
             of May 20, 1994, between                                 Registration Statement
             Converse Inc. and the Company.

10.2         License Agreement, dated as of                           Exhibit 10.2 of the 1995
             June 1, 1992 ("Everlast License"),                       Registration Statement
             between Everlast World's Boxing
             Headquarters Corp. ("Everlast")
             and Total Impact, Inc. ("Total
             Impact").

10.3         First Amendment Agreement to                             Exhibit 10.3 of the 1995
             Everlast License, dated as of                            Registration Statement
             June 1, 1992, between Everlast
             and Total Impact.

10.4         Assignment of Everlast License,                          Exhibit 10.4 of the 1995
             dated as of July 7, 1992, between                        Registration Statement
             Everlast and the Company.

10.5         Consent to Assignment of                                 Exhibit 10.5 of the 1995
             Everlast License, dated as of                            Registration Statement
             August 18, 1992, by Everlast
             to Total Impact.

10.6         Second Amendment Agreement                               Exhibit 10.6 of the 1995
             to Everlast License, dated                               Registration Statement
             as of January 1, 1993 between
             Everlast and the Company.

10.7         Third Amendment Agreement to                             Exhibit 10.7 of the 1995
             Everlast License, dated as of                            Registration Statement
             November 15, 1993 between
             Everlast and the Company.

10.8         License Agreement (Canada),                              Exhibit 10.8 of the 1995
             dated as of January 1, 1993,                             Registration Statement
             ("Canada Everlast License")
             between Everlast and the Company.

10.9         First Amendment Agreement                                Exhibit 10.9 of the 1995
             to Canada Everlast License,                              Registration Statement
             dated as of November 5, 1993,
             between Everlast and the Company.


Exhibit                                              Filed            Incorporated By
Index        Description Of Document                 Herewith         Reference To:
-----        -----------------------                 --------         -------------

10.10        Consulting Agreement,                                    Exhibit 10.10 of the 1995
             dated as of September 1, 1993,                           Registration Statement
             between the Company and
             Michael Bick.

10.11        Buying Agency Agreement,                                 Exhibit 10.11 of the 1995
             dated as of December 1, 1992,                            Registration Statement
             between the Company and
             D&P Fashion Collections Ltd.

10.12        Services Agreement, dated as                             Exhibit 10.12 of the 1995
             of July 7, 1992, between                                 Registration Statement
             the Company and Total Impact.

10.13        Factoring Agreement, dated as                            Exhibit 10.13 of the 1995
             of August 21, 1992 and as                                Registration Statement
             subsequently amended,
             between the Company and
             Century Business Credit Corporation.

10.14        Lease Agreement, dated as of                             Exhibit 10.14 of the 1995
             May 16, 1991 ("Lease Agreement"),                        Registration Statement
             between Total Impact and
             1350 Broadway Associates.

10.15        Assignment of Lease Agreement,                           Exhibit 10.15 of the 1995
             dated as of September 23, 1992, by                       Registration Statement
             Total Impact to the Company.

10.16        Memorandum of Agreement of                               Exhibit 10.16 of the 1995
             Lease, dated as of September 27, 1993,                   Registration Statement
             between the Company and
             433 Building Corporation.

10.17        Lease, dated as of July 20, 1994,                        Exhibit 10.17 of the 1995
             between the Company and 1350                             Registration Statement
             Broadway Associates.

10.18        Lease, dated as of July 21, 1994,                        Exhibit 10.18 of the 1995
             between the Company and 1350                             Registration Statement
             Broadway Associates.

10.19        Form of Registration Rights                              Exhibit 10.19 of the 1995
             Agreement, dated as of                                   Registration Statement
             August 20, 1992,
             between the Company and
             the holders of Preferred Stock.

10.20        Form of Registration Rights                              Exhibit 10.20 of the 1995
             Agreement, dated as of                                   Registration Statement
             August 20, 1992,
             between the Company and the
             holders of Common Stock.

10.21        Form of Senior Subordinated Notes                        Exhibit 10.21 of the 1995
             of the Company due December 31, 1994.                    Registration Statement

10.22        Form of Non-Negotiable Convertible                       Exhibit 10.22 of the 1995
             Promissory Notes of the Company                          Registration Statement
             due May 31, 1995.

                                       24


Exhibit                                              Filed            Incorporated By
Index        Description Of Document                 Herewith         Reference To:
-----        -----------------------                 --------         -------------

10.23        Employment Agreement, dated as of                        Exhibit 10.23 of the 1995
             August 1, 1994, between the                              Registration Statement
             Company and George Horowitz.

10.24        Employment Agreement, dated as of                        Exhibit 10.24 of the 1995
             September 1, 1994, between the                           Registration Statement
             Company and Donald J Horowitz.

10.25        Employment Agreement, dated as of                        Exhibit 10.25 of the 1995
             August 1, 1994, between the                              Registration Statement
             Company and Rita Cinque Kriss.

10.26        Employment Agreement, dated as of                        Exhibit 10.26 of the 1995
             September 1, 1994, between the                           Registration Statement
             Company and Rita Cinque Kriss.

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

10.28        1993 Stock Option Plan of the Company.                   Exhibit 10.28 of the 1995
                                                                      Registration Statement

10.29        1995 Non-Employee Director Stock                         Exhibit 10.29 of the 1996
             Option Plan of the Company,                              Form  10-KSB for the year ended
             adopted on October 6, 1995.                              December 31, 1995

10.30        Amendment to 1993 Stock Option                           Exhibit 10.30 of the 1996
             Plan of the Company, adopted on                          Form  10-KSB for the year ended
             October 6, 1995.                                         December 31, 1995

10.31        Amendment dated October 3, 1995                          Exhibit 10.31 of the 1996
             of Trademark License Agreement                           Form 10-KSB for the year ended
             dated May 20, 1994 between                               Exhibit 10.31 of the 1996
             the Company and Converse Inc.

10.32        Amendment dated April 28, 1995                           Exhibit 10.32 of the 1996
             to amend Lease dated September,                          Form  10-KSB for the year ended
             1993 between the Company and                             December 31, 1995
             433 Building Corporation.

10.33        Amendment of Lease, made as                              Exhibit 10.33 of the 1996 Form
             of November 1, 1995 between the                          10-KSB for the year ended
             Company and 1350 Broadway Associates.                    December 31, 1995

10.34        Consolidated Amendment Agreement                         Exhibit 10.1 of the Form
             to Everlast License, dated as of                         8-K filed on January 17, 1997
             January 1, 1997 between Everlast
             and the Company.

10.35        Consolidated Amendment Agreement                         Exhibit 10.2 of the Form
             to Canada Everlast License, dated                        8-K filed on January 17, 1997
             as of January 1, 1997 between
             Everlast and the Company.

Exhibit                                              Filed            Incorporated By
Index        Description Of Document                 Herewith         Reference To:
-----        -----------------------                 --------         -------------

10.36        Third Amendment to the Trademark                         Exhibit 10.36 of the 1997
             License Agreement, dated as of                           Form 10-KSB for the year ended
             January 7, 1997 between the Company                      December 31, 1996
             and Converse Inc.

10.37        Fourth Amendment to the                                  Exhibit 10.37 of the 1997 Form 10-KSB
             Trademark License Agreement,                             for the year ended December 31, 1996
             dated as of January 22, 1997 between
             the Company and Converse Inc.

10.38        Employment Agreement, dated as of                        Exhibit 10.38 of the 1997
             September 1, 1996 between the                            Form 10-KSB for the year ended
             Company and Donald Horowitz                              December 31, 1996

10.39        Amendment to Employment Agreement,                       Exhibit 10.39 of the 1997
             dated as of August 9, 1996                               Form 10-KSB for the year ended
             between the Company and George Horowitz                  December 31, 1996

10.40        Fifth Amendment to the Trademark             X
             License Agreement, dated as of
             September 19, 1997 between
             the Company and Converse Inc.

10.41        Sixth Amendment to the Trademark             X
             License Agreement, dated as of
             April 15, 1998 between the Company
             and Converse Inc.

10.42        Amendment to MTV License agreement                       Exhibit 10.1 of the Form 10-QSB
             dated as of May 26, 1998                                 for the Quarter ended
             between the Company and MTV Networks                     September 30, 1998

10.43        Amendment to MTV License agreement           X
             dated as of October 22, 1998
             between the Company and MTV Networks

10.44        License Agreement, dated as of               X
             October 23, 1998 ("Men's License"),
             between Everlast World's Boxing
             Headquarters Corp. ("Everlast")
             and the Company

10.45        License Agreement, dated as
             of October 23, 1998 ("Men's
             License-Canada"), between
             Everlast World's Boxing
             Headquarters Corp. ("Everlast") and the      X
             Company

27           Financial Data Schedule                      X


(b)      Reports On Form 8-K
         -------------------

         No Current Reports on Form 8-K were filed by the Company during the last quarter of 1998.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACTIVE APPAREL GROUP, INC.


                                        By: /S/ George Horowitz
                                           ------------------------------------
                                           George Horowitz
                                           Chairman and Chief Executive Officer


Dated: March 29, 1999

             In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    March 29, 1999                  /S/ George Horowitz
                                    --------------------------------
                                    George Horowitz (Chairman; Chief
                                    Executive Officer;  Chief Financial
                                    Officer; principal executive officer, and
                                    principal accounting officer)
    March 29, 1999
                                    /S/ James Anderson
                                    --------------------------------
                                    James Anderson (Director)

    March 29, 1999                  /S/ Rita Cinque Kriss
                                    --------------------------------
                                    Rita Cinque Kriss
                                    (Executive Vice President and Director)

    March 29, 1999                  /S/ Larry Kring
                                    --------------------------------
                                    Larry Kring (Director)

    March 29, 1999                  /S/ Edward Epstein
                                    --------------------------------
                                    Edward Epstein (Director)

    March 29, 1999                  /S/ Angelo Giusti
                                    --------------------------------
                                    Angelo Giusti (Director)

                          ACTIVE APPAREL GROUP, INC.


                             FINANCIAL STATEMENTS


                               DECEMBER 31, 1998

ITEM 7:  FINANCIAL STATEMENTS




                           ACTIVE APPAREL GROUP, INC.


                                TABLE OF CONTENTS


                                                                            PAGE

Independent Auditors' Report                                                1f


Balance Sheet                                                               2f


Statements of Operations                                                    3f


Statements of Changes in Stockholders' Equity                               4f


Statements of Cash Flows                                                    5f


Notes to Financial Statements                                           6f-15f

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Active Apparel Group, Inc.
New York, NY


We have audited the accompanying balance sheet of Active Apparel Group, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Apparel Group, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


Berenson & Company LLP


New York, NY
January 29, 1999

                                                                         Page 2f
                           ACTIVE APPAREL GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1998

                                   A S S E T S
Current assets:
    Cash and cash equivalents                                         $  192,870
    Refundable income taxes                                              284,478
    Due from factor                                                    1,887,245
    Inventory                                                          3,026,241
    Prepaid expenses and other current assets                            354,822
    Deferred tax asset                                                   106,130
                                                                      ----------
              Total current assets                                     5,851,786

Note receivable, officer                                                 120,000
Property and equipment, net                                              360,233
Security deposits and other assets                                       270,343
                                                                      ----------

                                                                      $6,602,362
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     822,119
    Accrued expenses and other current liabilities                        35,667
                                                                      ----------
              Total liabilities, all current                             857,786

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.002; 10,000,000 shares
      authorized; 2,666,581 issued; 2,492,581
      outstanding                                                          5,333
    Class A common stock, par value $.01; 100,000 shares
      authorized; 100,000 shares issued and outstanding                    1,000
    Paid-in capital                                                    6,136,341
    Retained earnings                                                    329,121
                                                                      ----------
                                                                       6,471,795
    Less treasury stock, at cost (174,000 common shares)                 727,219
                                                                      ----------
                                                                       5,744,576

                                                                      $6,602,362
                                                                      ==========

    The accompanying notes are an integral part of the financial statements.

                                                                         Page 3f
                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS





                                                             Years ended
                                                             December 31,
                                                   -----------------------------
                                                     1 9 9 8            1 9 9 7
                                                   ------------      -----------

Net sales                                          $ 15,011,926      $16,687,271

Cost of goods sold                                    9,483,591       10,331,987
                                                   ------------      -----------

Gross profit                                          5,528,335        6,355,284
                                                   ------------      -----------

Operating expenses:
    Selling and shipping                              3,637,729        3,743,862
    General and administrative                        1,911,621        1,850,203
    Financial expenses                                  413,713          417,159
                                                   ------------      -----------
                                                      5,963,063        6,011,224
                                                   ------------      -----------

Income (loss) before provision
  for (recovery of ) income taxes                      (434,728)         344,060

Provision for (recovery of) income taxes               (194,093)         132,575
                                                   ------------      -----------

Net income (loss)                                  $   (240,635)     $   211,485
                                                   ============      ===========


Basic earnings per share                           $       (.09)     $       .08
                                                   ============      ===========


    The accompanying notes are an integral part of the financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                      Class A
                                                       Common Stock                common stock
                                                       ------------                ------------
                                                  Shares         Amount       Shares          Amount
                                                  ------         ------       ------          ------

Balance, January 1, 1997                         2,447,737       $5,240        100,000       $1,000

Stock options exercised                             21,638           43           -            -

Net income, year ended December 31, 1997              -            -              -            -
                                                 ---------       ------        -------       -----

Balance, December 31, 1997                       2,469,375        5,283        100,000        1,000

Stock options exercised                             24,706           50           -            -

Purchase of treasury stock                          (1,500)        -              -            -

Net loss, year ended December 31, 1998                -            -              -            -
                                                 ---------       ------        -------       -----

                                                 2,492,581       $5,333        100,000       $1,000
                                                 =========       ======        =======       ======

    The accompanying notes are an integral part of the financial statements.

                                                                         Page 4f

                                                                                               Treasury Stock
                                                         Paid-in          Retained             --------------
                                                         Capital          Earnings         Shares        Amount         Total
                                                         -------          --------         ------        ------         -----

Balance, January 1, 1997                              $ 6,054,035     $   358,271          172,500      $  (725,625)    $ 5,692,921
                                                      -----------     -----------          -------      -----------     -----------

Stock options exercised                                    70,856            --               --               --            70,899

Net income, year ended December 31, 1997                     --           211,485             --               --           211,485
                                                      -----------     -----------          -------      -----------      ----------

Balance, December 31, 1997                              6,124,891         569,756          172,500         (725,625)      5,975,305

Stock options exercised                                    11,450            --               --               --            11,500

Purchase of treasury stock                                   --              --              1,500           (1,594)         (1,594)

Net loss, year ended December 31, 1998                       --          (240,635)            --               --          (240,635)
                                                      -----------     -----------          -------      -----------      -----------

                                                      $ 6,136,341     $   329,121          174,000      $  (727,219)    $ 5,744,576
                                                      ===========     ===========      ===========      ===========     ===========

                                                                         Page 5f
                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                   Years ended
                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                             1 9 9 8           1 9 9 7
                                                                                          -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                                                     $  (240,635)       $   211,485
    Adjustments to reconcile net income (loss)
      to net cash provided operating activities:
       Depreciation                                                                           125,873            109,842
       Changes in assets (increase) decrease:
          Refundable income taxes                                                            (130,978)          (153,500)
          Due from factor                                                                    (230,962)         1,239,990
          Inventory                                                                           821,315         (1,089,856)
          Prepaid expenses and other current assets                                            (3,849)          (206,706)
          Deferred tax asset                                                                  (18,077)           (57,000)
          Security deposits and other assets                                                   (9,002)            78,627
       Changes in liabilities increase (decrease):
          Accounts payable and accrued expenses and
            other current liabilities                                                        (110,748)           (83,824)
                                                                                          -----------        -----------
              Net cash provided by operating activities                                       202,937             49,058
                                                                                          -----------        -----------

Cash flows used by investing activities:
    Acquisition of property and equipment                                                     (79,414)          (223,757)
                                                                                          -----------        -----------

Cash flows from financing activities:
    Purchase of treasury stock                                                                 (1,594)              --
    Proceeds from stock options exercised                                                      11,500             70,899
                                                                                          -----------        -----------
              Net cash provided by financing activities                                         9,906             70,899
                                                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents                                          133,429           (103,800)

Cash and cash equivalents, beginning of year                                                   59,441            163,241
                                                                                          -----------        -----------

Cash and cash equivalents, end of year                                                    $   192,870        $    59,441
                                                                                          ===========        ===========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
       Interest                                                                           $   120,950        $   171,318
       Income taxes                                                                            88,584            653,761

    The accompanying notes are an integral part of the financial statements.

                                                                         Page 6f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.    Nature of business:

      Active Apparel Group, Inc. (the "Company") is a distributor of licensed women's and girl's sportswear, activewear and swimwear, as well as unisex activewear and accessories, throughout the United States and Canada.

      Commencing January 1, 1999, the Company will also be a distributor of men's outerwear, activewear, swimwear and casualwear (note 6).

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

                                                                         Page 7f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


2.    Significant accounting policies: (Continued)

          ii. Due from factor and accounts payable:

               The carrying amounts of due from factor and accounts payable approximates its fair values because of the short maturities of these instruments.

      e. Advertising expense:

          The Company expenses advertising costs as they are incurred.

          As of December 31, 1998 and 1997, the Company had incurred advertising and promotional expenses of $657,505 and $905,918, respectively.

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

      g. Accounting for stock based compensation:

          The Company applies APB Opinion 25 to account for employee stock option plans (note 8). Accordingly, no compensation cost has been recognized in 1998 and 1997. Had compensation cost been determined on the basis of FASB Statement 123, net income (loss) and earnings per share would have been reduced as follows:

                                                  1 9 9 8          1 9 9 7
                                                 ----------      ---------
                   Net income (loss):
                        As reported               $(240,635)       $211,485
                                                  =========        ========

                        Pro forma                 $(297,068)       $156,713
                                                  =========        ========

                   Basic earnings per share:
                        As reported               $(.09)             $.08
                                                  =====              ====

                        Pro forma                 $(.12)             $.06
                                                  =====              ====

                                                                         Page 8f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



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

      Substantially all of the Company's accounts receivable are assigned without recourse to a commercial factor. The amount due from the factor represents net sales assigned in excess of advances received. The amount due from the factor is net of a provision for future chargebacks of $50,983 at December 31, 1998. Interest is charged at 1 1/2% above prime on advances. This factoring arrangement is collateralized by the Company's accounts receivable.

4. Property and equipment:

                   Furniture and fixtures                             $129,409
                   Machinery and equipment                             525,943
                   Leasehold improvements                               52,564
                                                                    ----------
                                                                       707,916
                   Less accumulated depreciation
                     and amortization                                  347,683

                                                                      $360,233
                                                                      ========

5. Note receivable, officer:

      The Company has a promissory note dated December 23, 1996 with the President and Chief Executive Officer in the amount of $120,000. The unpaid principal bears interest at prime plus 1 1/2%. The note is due on or before July 31, 2000.

                                                                         Page 9f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



6. Commitments and contingencies:

      a.  License agreements:

          Revenues are generated principally from the sale of licensed merchandise. The Company is the licensee on six agreements which provide for certain royalty payments and charges. Pursuant to four of the agreements (with the same licensor), the Company is required to pay a royalty of 6% of net sales, on licensed merchandise sold in the U.S. and Canada, and to spend 2 1/2% of annual net sales on advertising. The original two agreements with this licensor expired December 31, 1996. Effective January 1, 1997, the agreements were amended to reflect a new expiration date of December 31, 2002 with two five year renewal options, subject to minimum sales requirements, available to the Company. Effective January 1, 1999, the Company entered into two new agreements with this licensor covering the period January 1, 1999 to December 31, 2001 with two five-year renewal options, subject to minimum sales requirements, available to the Company. The agreements provide for minimum guaranteed payments annually. Future minimum guaranteed payments are approximately as follows:

                                           United States             Canada
                                     ----------------------  -------------------
                                     Royalty    Advertising  Royalty Advertising
                                     -------    -----------  ------- -----------
            Twelve months ending
              December 31, 1999    $  810,000    $338,000   $159,000  $ 66,000
                           2000       980,000     408,000    279,000    91,000
                           2001     1,149,000     479,000    279,000   116,000
                           2002       779,000     325,000    147,000    61,000

          The amounts for Canada are presented in U.S. dollars assuming an exchange rate of $.6634. The Company is required to maintain a standby letter of credit equal to the annual minimum royalties due per the licensing agreements. The standby letter of credit outstanding as of December 31, 1998 is $555,000, based on minimum royalties due for 1998.

          The fifth license agreement expires March 31, 1999. The Company does not intend to renew this agreement. The license fee is 7% of net sales. The Company is required to spend 2% of net sales on advertising. The Company has prepaid a royalty of $8,750 covering the remaining term of this agreement.

                                                                        Page 10f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



6.    Commitments and contingencies: (Continued)

      a.  License agreements: (Continued)

          The sixth license agreement expires on June 30, 1999. The Company has the option to renew the agreement for an additional two years if net sales during the term of the agreement exceed $3.5 million. The Company is required to pay a royalty of 8% of net sales on licensed merchandise sold in the U.S. and Canada, and to spend 2% of annual net sales on advertising. The agreement provides for minimum guaranteed payments annually.

          Royalty expense for the years ended December 31, 1998 and 1997 was approximately $809,000 and $1,028,000, respectively.

      b. Lease commitments:

          The Company has four leases for office and showroom space, three of which expire January 31, 2000 and the fourth expires April 30, 2000.

          At December 31, 1998, future minimum rental payments required under the noncancelable leases are approximately as follows:

             Twelve months ending December 31, 1999        $180,000
                                               2000          18,000

          Rent expense for the years ended December 31, 1998 and 1997 was approximately $197,000 and $201,000, respectively.

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

                                                                        Page 11f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



6.    Commitments and contingencies: (Continued)

          i.   (Continued)

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

7. Class A common stock:

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

                                                                        Page 12f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



8.    Stock options (Continued):

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

                                                                                S H A R E S
                                                         1993           1995
                                             Stock      stock        Non-employee
                                             option     option       director stock                     Option exercise
                1 9 9 8                      Plan        Plan         Option Plan       Total              Prices
          -------------------              --------   ----------    ---------------    ---------  -----------------------

      Outstanding at January 1,              48,700      243,187       27,800           319,687      $  .375 -    $14.75
      Granted                                -            16,000        7,900            23,900      $ 2.094 -    $3.590

      Cancelled                              28,700       58,502         -               87,202      $  .375 -    $5.375

      Exercised                              20,000        4,706         -               24,706      $  .375 -   $  .850
                                             ------     --------       ------          --------

      Outstanding at December 31,              -         195,979       35,700           231,679      $  .850 -    $14.75
                                            =======      =======       ======           =======

      Exercisable at December 31,              -         165,647       16,567           182,214      $  .850 -    $14.75
                                            =======      =======       ======           =======

                                                                        Page 13f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



8.    Stock options: (Continued)

                                                                           S H A R E S
                                                         1993            1995
                                              Stock     stock         Non-employee
                                              option    option       director stock                     Option exercise
                1 9 9 7                       Plan      Plan          Option Plan       Total              Prices
          -------------------               --------  ----------    ----------------   ---------  ----------------------
      Outstanding at January 1,               54,700     271,705        21,700          348,105    $    .375 -    $14.75
      Granted                                 -           26,399        12,200           38,599    $    5.38 -    $14.75

      Cancelled                               -           43,829         1,550           45,379      $11.750 -    $14.75

      Exercised                                6,000      11,088         4,550           21,638     $   .375 -    $12.50
                                             -------     -------        ------          -------

      Outstanding at December 31,             48,700     243,187        27,800          319,687     $   .375 -    $14.75
                                              ======     =======        ======          =======

      Exercisable at December 31,             48,700     196,657         7,304          252,661     $   .375 -    $12.50
                                              ======     =======        ======          =======

9. Income taxes:

      For the year ended December 31, 1998 and 1997, the Company had a provision for (recovery of) income taxes consisting of the following:

                                                     1 9 9 8          1 9 9 7
                                                   -----------       --------
               Current tax provision (recovery):
                   Federal                           $(123,815)        $136,580
                   State and local                     (53,891)          46,723
                   Foreign                               1,690            6,272
                                                   -----------       ----------

                                                      (176,016)         189,575
               Deferred tax benefit:
                   Federal                             (13,015)         (42,544)
                   State and local                      (5,062)         (14,456)
                                                   -----------        ---------

               Income tax provision (recovery)       $(194,093)        $132,575
                                                     =========         ========

                                                                        Page 14f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


9.    Income taxes (Continued):

      The difference between the statutory Federal income tax rate of 34% and effective income tax rates of 45% and 39% for the years ended December 31, 1998 and 1997, respectively, is presented below as a percentage of pre-tax income:
                                                               1998        1997
                                                               ----        ----

                   Federal statutory rate                       34%        34%
                   Increases (reductions) in taxes
                     resulting from:
                        State and local income tax (net
                          of federal tax benefit)               13         10
                        Foreign tax                              1          2
                        Temporary differences                   (6)       (11)
                        Permanent differences                    3          4
                                                               ---       ----

                   Effective rate                               45%        39%
                                                               ===         ==


10. Economic dependency:

          For the years ended December 31, 1998 and 1997 four customers accounted for approximately 48% and 47% of sales, respectively.

11. Geographic data:

          Geographic information for net sales is as follows:

                                       1998                 1997
                                       ----                 ----
          U.S.                     $13,503,023         $15,452,830
          Canada                     1,328,819           1,234,441
          Other foreign countries      180,584                   -
                                   -----------         -----------
                                   $15,011,926         $16,687,271
                                   ===========         ===========
12. Earnings per share:

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the year.

                                                                        Page 15f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



12.   Earnings per share (Continued):

      Diluted earnings per share is not presented for December 31, 1998 because it is anti-dilutive. Diluted earnings per share is not presented for December 31, 1997 because it is not materially dilutive.

                                                                      1 9 9 8         1 9 9 7
                                                                    -----------    ------------
          Basic earnings per share:
               Net income (loss) available for common stock         $ (240,635)     $   211,485
                                                                    ==========      ===========

          Weighted average common stock outstanding                  2,592,155        2,564,106
                                                                    ==========      ===========

          Basic earnings per share                                   $(.09)             $.08
                                                                     =====              ====

13. Financial expenses:

      Included in financial expenses is interest expense of $120,950 and $171,318 for the years ended December 31, 1998 and 1997, respectively.