Form 10QSB
period 1999-03-31
ACTIVE APPAREL GROUP INC
filed 1999-05-14
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

                   Yes  /X/                No / /

         The number of common equity shares outstanding as of May 13, 1999 was 2,492,581 shares of Common Stock, $.002 par value, and 100,00 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

                   Yes  / /                No /X/


                                   Form 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        PAGE


  Item 1.  Financial Statements

                 Balance Sheets                                         3

                 Statements of Income                                   4

                 Statements of Changes in Stockholders' Equity          5

                 Statements of Cash Flows                               6

                 Notes to Financial Statements                          7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          8-10

PART II. OTHER INFORMATION

 Item 2.   Changes in Securities and Use of Proceeds                   11

 Item 6.   Exhibits and Reports on Form 8-K                            11


SIGNATURE                                                              12

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS

                                                                        MARCH  31,                       DECEMBER  31,
                                                                         1 9 9 9                            1 9 9 8
                                                                      -----------                        -----------
                                                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                           $   188,655                          $   192,870
  Refundable income taxes                                                 214,087                              284,478
  Due from factor                                                       2,135,753                            1,887,245
  Inventory                                                             3,257,492                            3,026,241
  Prepaid expenses and other current assets                               422,071                              354,822
  Deferred tax asset                                                      106,130                              106,130
                                                                      -----------                          -----------
          Total current assets                                          6,324,188                            5,851,786

Note receivable, officer                                                  120,000                              120,000
Property and equipment, net                                               348,942                              360,233
Security deposits and other assets                                        371,710                              270,343
                                                                      -----------                          -----------
                Total Assets                                          $ 7,164,840                          $ 6,602,362
                                                                      ===========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $   801,137                          $   822,119
  Accrued expenses and other current liabilities                          386,421                               35,667
                                                                      -----------                          -----------
          Total current liabilities                                     1,187,558                              857,786
                                                                      -----------                          -----------

Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,492,581 outstanding                    5,333                                5,333
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                      1,000                                1,000
  Paid-in capital                                                       6,136,341                            6,136,341
  Retained earnings                                                       561,827                              329,121
                                                                      -----------                          -----------
                                                                        6,704,501                            6,471,795
  Less treasury stock, at cost (174,000 common shares)                   (727,219)                            (727,219)
                                                                      -----------                          -----------
          Total Stockholders' Equity                                    5,977,282                            5,744,576
                                                                      -----------                          -----------

                Total Liabilities and Stockholders' Equity            $ 7,164,840                          $ 6,602,362
                                                                      ===========                          ===========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          ------------------

                                                                  1 9 9 9                      1 9 9 8
                                                               -------------                 ----------
                                                                (Unaudited)                  (Unaudited)

Net sales                                                       $5,534,448                    $4,260,860

Cost of goods sold                                               3,279,086                     2,639,856
                                                                ----------                    ----------

Gross profit                                                     2,255,362                     1,621,004
                                                                ----------                    ----------

Operating expenses:
  Selling and shipping                                           1,289,987                       847,389
  General and administrative                                       458,691                       487,618
  Financial expenses, including interest
    expense of $38,046 and $42,566 for the
    three months ended March 31, 1999 and
    1998                                                            97,978                       101,286
                                                                ----------                    ----------

                                                                 1,846,656                     1,436,293
                                                                ----------                    ----------

Income before provision for income taxes                           408,706                       184,711

Provision for income taxes                                         176,000                        72,935
                                                                ----------                    ----------

Net income                                                      $  232,706                    $  111,776
                                                                ==========                    ==========

Basic earnings per share                                              $.09                         $.04
                                                                      ====                         ====


                                      - 4 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                 CLASS A
                                       COMMON STOCK            COMMON STOCK
                                   SHARES      AMOUNT       SHARES      AMOUNT    PAID IN CAPITAL  RETAINED EARNINGS
                                   ------      ------       ------      ------    ---------------  -----------------
December 31, 1997                2,469,375     $5,283      100,000      $1,000      $6,124,891         $569,756

Stock options exercised             24,706         50            -           -          11,450                -

Net income - three months
ended March 31, 1998                     -          -            -           -               -          111,776
                                 ---------     ------      -------      ------      ----------         --------
Balance, March 31, 1998          2,494,081     $5,333      100,000      $1,000      $6,136,341         $681,532
                                 =========     ======      =======      ======      ==========         ========

Balance, December 31, 1998       2,492,581     $5,333      100,000      $1,000      $6,136,341         $329,121

Stock options exercised                  -          -            -           -               -                -

Net income - three months
ended March 31, 1999                     -          -            -           -               -          232,706
                                 ---------     ------      -------      ------      ----------         --------
Balance, March 31, 1999          2,492,581     $5,333      100,000      $1,000      $6,136,341         $561,827
                                 =========     ======      =======      ======      ==========         ========

                                      TREASURY STOCK
                                  SHARES            AMOUNT                TOTAL
                                  ------            ------                -----
December 31, 1997                172,500          $(725,625)             $5,975,305

Stock options exercised                -                  -                  11,500

Net income - three months
ended March 31, 1998                   -                  -                 111,776
                                 -------          ----------             ----------
Balance, March 31, 1998          172,500          $(725,625)             $6,098,581
                                 =======          ==========             ==========

Balance, December 31, 1998       174,000          $(727,219)             $5,744,576

Stock options exercised                -                  -                       -

Net income - three months
ended March 31, 1999                   -                  -                 232,706
                                 -------          ----------             ----------
Balance, March 31, 1999          174,000          $(727,219)             $5,977,282
                                 =======          ==========             ==========

                                       -5-
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                              1 9 9 9        1 9 9 8
                                                              --------      --------
                                                             (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income                                                  $ 232,706    $ 111,776
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                              32,244       30,364
       Amortization                                               1,429        1,627
Changes in assets (increase) decrease:
       Refundable income taxes                                   70,391      110,000
       Due from factor                                         (248,508)    (672,156)
       Inventory                                               (231,251)     925,959
       Prepaid expenses and other current assets                (67,249)    (276,311)
       Deferred tax asset                                             -       17,441
       Security deposits and other assets                      (102,796)     (25,541)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities           350,754       28,477
       Accounts payable                                         (20,982)    (224,417)
                                                              ---------    ---------
                  Net cash provided by operating activities      16,738       27,219
                                                              ---------    ---------

Cash flows used by investing activities:
  Acquisition of property and equipment                         (20,953)     (16,479)
                                                              ---------    ---------

Cash flows from financing activities:
  Proceeds from stock options exercised                               -       11,500
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents             (4,215)      22,240
Cash and cash equivalents, beginning of period                  192,870       59,441
                                                              ---------    ---------

Cash and cash equivalents, end of period                      $ 188,655    $  81,681
                                                              =========    =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $  38,046    $  42,566
    Income taxes                                                      -        1,804

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


1.       The Company and basis of presentation:

         The financial statements presented herein as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1999.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are not presented for March 31, 1999 and 1998 because they are not materially dilutive.

         The number of shares  used in the  computation  of basic  earnings  per
         share  was   2,592,581  and  2,494,081  at  March  31,  1999  and  1998
         respectively.

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

GENERAL

          The Company is a designer, marketer and supplier of women's and men's activewear, sportswear, swimwear and accessories. The Company sells its principal product collections under the EVERLAST brand name in addition to others through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

          The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Net sales increased to $5,534,448 for the three months ended March 31, 1999 from $4,260,860 for the three months ended March 31, 1998, an increase of $1,273,588 or 29.9%. This increase in sales was principally attributable to increased sales volume of the Company's women's products through continued market penetration and the additional sales volume realized from the introduction of the Everlast men's product line.

         Gross profit increased to $2,255,362 for the three months ended March 31, 1999 from $1,621,004 for the three months ended March 31, 1998, an increase of $634,358 or 39.1%. Gross profit increased as a percentage of net sales to 40.8% from 38.0%. This increase as a percentage of net sales was primarily due to the higher prices received for the Company's products.

         Selling and shipping expenses increased to $1,289,987 for the three months ended March 31, 1999 from $847,389 for the three months ended March 31, 1998, an increase of $442,598 or 52.2%. Selling and shipping expenses as a percentage of net sales increased to 23.3% from 19.9%. The increase as a percentage of net sales was primarily attributable to an increase in sales commission expenses, trade show expenses and advertising expenses.

         General and administrative expenses decreased to $458,691 for the three months ended March 31, 1999 from $487,618 for the three months ended March 31, 1998, a decrease of $28,927, or 5.9%. General and administrative expenses as a percentage of net sales decreased to 8.3% from 11.4%. The decrease as a percentage of net sales was primarily attributable to a decrease in administrative salaries and the increase in net sales.

         Financial expenses decreased to $97,978 for the three months ended March 31, 1999 from $101,286 for the three months ended March 31, 1997, a decrease of $3,308, or 3.3%. Financial expenses as a percentage of net sales decreased to 1.8% from 2.4%. This decrease was attributable to a decrease in the Company's net borrowings for the three months ended March 31, 1999 versus the comparable period in 1998.

         Operating income increased to $408,706 for the three months ended March 31, 1999 from $184,711 for the three months ended March 31, 1998, an increase of $223,995, or 121.3% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 7.4% for the three months ended March 31, 1999 as compared to 4.3% for the three months ended March 31, 1998.

         The Company incurred a tax provision of $176,000 for the three months ended March 31, 1999 as compared to $72,935 for the three months ended March 31, 1998, an increase of $103,065. This income tax increase is in proportion to the increase in the Company's income.

         The Company had net income of $232,706 for the three months ended March 31, 1999 as compared to $111,776 for the three months ended March 31, 1998, an increase of $120,930, or 108.2% for the reasons stated in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 1999 was $16,738 compared to $27,219 for the three months ended March 31, 1998. This decrease was primarily attributable to an increase in inventory. Net cash used for investing activities for the three months ended March 31, 1999 was $20,953 compared to $16,479 for the three months ended March 31, 1998. The increase was attributable to the purchase of fixed assets. Net cash provided by financing activities was $ 0 for the three months ended March 31, 1999 compared to $11,500 for the three months ended March 31, 1998. The decrease was attributable to a decrease in the proceeds from the exercise of stock options.

         During the three months ended March 31, 1999, the Company's primary need for funds was to finance working capital for the anticipated growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At March 31, 1999, working capital was $5,136,630 compared to $5,300,519 at March 31, 1998 a decrease of $163,888.

         Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by the factor to the Company. At March 31, 1999, due from factor was $2,135,753 as compared to $2,328,439 at March 31, 1998. This decrease is the result of an increase in borrowings for the acquisition of inventory. The Company's inventory increased to $3,257,492 at March 31, 1999 as compared to $2,921,597 at March 31, 1998 due to an increase in booked and anticipated orders.

         Management anticipates it will retain a net receivable position with the factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's anticipated growth through 1999. If a positive cash flow does not occur, borrowings with the factor will increase.

         As amended, the term of the Company's license with Converse, Inc. (the "Converse License") ended on March 31, 1999. The Company believes that not renewing the license will not have a material adverse effect on the Company's business, financial condition or results of operations. Under the Converse License, the Company was required to make royalty payments to Converse of 7% of net sales through March 31, 1999.

         As amended, the term of the Company's license with MTV Networks, Inc.(the "MTV License") ends on June 30, 1999. The Company is evaluating the MTV License for renewal, although management does not anticipate that the Company will achieve sufficient net sales to automatically renew the MTV License. If the MTV License is canceled at the end of the extended license period, the Company believes it will not have a material adverse effect on the

Company's business. The Company did not design or produce a MTV line of clothing for 1999. Under the MTV License, the Company is required to make royalty payments to MTV of 2% of net sales through June 30, 1999.


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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

The following unregistered securities were issued by the Company during the three months ended March 31, 1999:


                                                Number of Shares
   Date of Sale         Description of          Sold/Issued/Subject          Exercise                      Purchaser
      /Issuance         Securities Issued       to Options or Warrants   Price Per Share                   or  Class
   --------------      ------------------       ----------------------   ---------------                --------------

  March 22, 1999         Common Stock                18,500                     $3.97                   Employees
                         Options

  March 22, 1999         Common Stock                32,500                     $3.97                   Employee Directors
                         Options

  January 1, 1999        Common Stock                 9,500                     $9.38                   Non employee Directors
                         Options

The issuance of these securities are claimed to be exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

All of the above options were granted to certain key employees pursuant to the 1993 Stock Option Plan and to non-employee directors pursuant to the 1995 Non-employee director stock Option Plan. The options for employees and directors have a vesting period of three years and a life of ten years. The options for non employee directors have a vesting period of three years and a life of seven years.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            Exhibit 27 - Financial Data Schedule

       (b)  Reports on Form 8-K

            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACTIVE APPAREL GROUP, INC.



Date: May 14, 1999                       By: /S/ GEORGE Q HOROWITZ
                                             ----------------------
                                             George Q Horowitz
                                             Chief Executive Officer, President,
                                             Treasurer, and Director

                                             Signing on behalf of the
                                             registrant and as Chief
                                             Financial Officer