Form 10QSB
period 1999-06-30
ACTIVE APPAREL GROUP INC
filed 1999-08-12
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________________

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

                 Yes  /X/                  No / /

         The number of common equity shares outstanding as of August 9, 1999 was 2,492,581 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

                 Yes / /                   No /X/


                                   Form 10-QSB

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements

                 Balance Sheets                                               3

                 Statements of Income                                         4

                 Statements of Changes in Stockholders' Equity                5

                 Statements of Cash Flows                                     6

                 Notes to Financial Statements                                7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                   8



PART II. OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders               12

 Item 6.   Exhibits and Reports on Form 8-K                                  12


SIGNATURE                                                                    13

                                     PART 1
                              FINANCIAL INFORMATION

Item 1: Financial statements

                           ACTIVE APPAREL GROUP, INC.
                                 BALANCE SHEETS

                                                                June 30,       December  31,
                                                                1 9 9 9          1 9 9 8
                                                                -------          -------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                  $   187,577    $   192,870
  Refundable income taxes                                           --          284,478
  Due from factor                                              1,815,835      1,887,245
  Inventory                                                    4,191,123      3,026,241
  Prepaid expenses and other current assets                      540,516        354,822
  Deferred tax asset                                             237,000        106,130
                                                             -----------    -----------
          Total current assets                                 6,972,051      5,851,786

Note receivable, officer                                         120,000        120,000
Property and equipment, net                                      377,105        360,233
Security deposits and other assets                               301,594        270,343
                                                             -----------    -----------

                Total assets                                 $ 7,770,750    $ 6,602,362
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $ 1,106,877    $   822,119
  Accrued expenses and other current liabilities                 456,131         35,667
                                                             -----------    -----------
          Total current liabilities                            1,563,008        857,786
                                                             -----------    -----------

Commitments and contingencies


Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,492,581 outstanding           5,333          5,333
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding             1,000          1,000
  Paid-in capital                                              6,136,341      6,136,341
  Retained earnings                                              792,287        329,121
                                                             -----------    -----------
                                                               6,934,961      6,471,795
  Less treasury stock, at cost (174,000 common shares)          (727,219)      (727,219)
                                                             -----------    -----------
          Total stockholders' equity                           6,207,742      5,744,576
                                                             -----------    -----------

                Total liabilities and stockholders' equity   $ 7,770,750    $ 6,602,362
                                                             ===========    ===========


                                      - 3 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                              STATEMENTS OF INCOME


                                                  Six months ended           Three months ended
                                                       June 30,                     June 30,

                                               1 9 9 9        1 9 9 8       1 9 9 9     1 9 9 8
                                               -------        -------       -------     -------
                                             (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)

Net sales                                    $11,148,223   $ 8,287,856   $ 5,613,775   $ 4,026,996
Cost of goods sold                             6,493,991     5,118,156     3,214,905     2,478,300
                                             -----------   -----------   -----------   -----------

Gross profit                                   4,654,232     3,169,700     2,398,870     1,548,696
                                             -----------   -----------   -----------   -----------

Operating expenses:
  Selling and shipping                         2,639,989     1,752,166     1,350,002       904,777
  General and administrative                     988,711       983,694       530,020       496,076
  Financial expenses, including interest
    expense of $100,349 and $74,533 for
    the six months ended June 30, 1999 and
    1998                                         212,718       186,935       114,740        85,649
                                             -----------   -----------   -----------   -----------

                                               3,814,418     2,922,795     1,994,762     1,486,502
                                             -----------   -----------   -----------   -----------

Income before provision for income taxes         812,814       246,905       404,108        62,194

Provision for income taxes                       349,648        94,204       173,648        21,269
                                             -----------   -----------   -----------   -----------

Net income                                   $   463,166   $   152,701   $   230,460   $    40,925
                                             ===========   ===========   ===========   ===========

Basic earnings per share                     $       .18   $       .06   $       .09   $       .02
                                             ===========   ===========   ===========   ===========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1999 and 1998


                                                              Class A
                                    Common Stock            Common Stock
                                 Shares        Amount    Shares       Amount   Paid in Capital    Retained earnings
                                  ------       ------    ------       ------    --------------    -----------------
Balance, December 31, 1997      2,469,375      $5,283    100,000      $1,000       $6,124,891          $569,756

Stock options exercised            24,706          50          -           -           11,450                 -

Net income - six months
ended June 30, 1999                     -           -          -           -                -           152,701
                                ---------      ------    -------      ------       ----------          --------
Balance, June 30, 1998          2,494,081      $5,333    100,000      $1,000       $6,136,341          $722,457
                                =========      ======    =======      ======       ==========          ========


Balance, December 31, 1998      2,492,581      $5,333    100,000      $1,000       $6,136,341          $329,121

Stock options exercised                 -           -          -           -                -                 -

Net income - six months
ended June 30, 1999                     -           -          -           -                -           463,166
                                ---------      ------    -------      ------       ----------          --------
Balance, June 30, 1999          2,492,581      $5,333    100,000      $1,000       $6,136,341          $792,287
                                =========      ======    =======      ======       ==========          ========

                                    Treasury Stock
                                  Shares      Amount         Total
                                  ------      ------         -------
Balance, December 31, 1997        172,500   $(725,625)      $5,975,305

Stock options exercised                 -           -           11,500

Net income - six months
ended June 30, 1999                     -           -          152,701
                                ---------   ---------       ----------
Balance, June 30, 1998            172,500   $(725,625)      $6,139,506
                                  =======   ==========      ==========


Balance, December 31, 1998        174,000   $(727,219)      $5,744,576

Stock options exercised                 -           -                -

Net income - six months
ended June 30, 1999                     -           -          463,166
                                  -------   ---------       ----------
Balance, June 30, 1999            174,000   $(727,219)      $6,207,742
                                  =======   ==========      ==========

      See accompanying notes to financial statements.financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Six months ended
                                                                     June 30,
                                                          ---------------------------
                                                              1999            1998
                                                          -----------     -----------
                                                          (Unaudited)     (Unaudited)

 Cash flow from operating activity:
     Net income                                           $   463,166    $   152,701
     Adjustments to reconcile net income to net
      cash provided by operating activities
         Depreciation                                          64,488         60,962
         Amortization                                           2,857          3,254
 Changes in assets(increase) decrease:
         Refundable income taxes                              284,478        110,000
         Due from factor                                       71,410     (1,290,812)
         Inventory                                         (1,164,882)     1,253,184
         Prepaid expenses and other current assets           (185,694)      (114,963)
         Deferred tax asset                                  (130,870)        17,441
         Security deposits and other assets                   (34,108)      (229,607)
 Changes in liabilities increase (decrease):
         Accrued expenses and other current liabilities       420,464        (20,409)
         Accounts payable                                     284,758        164,003
                                                          -----------    -----------
Net cash provided by operating activities                 $    76,067    $   105,754
                                                          -----------    -----------

 Cash flows used in investing activities:
    Acquisition of property and equipment                     (81,360)       (34,804)
                                                          -----------    -----------

 Cash flows provided by financing activities:
    Proceeds from stock options exercised                        --           11,500
                                                          ----------     -----------

 Net increase(decrease)  in cash and cash equivalents          (5,293)        82,450
 Cash and cash equivalents, beginning of period               192,870         59,441
                                                          -----------    -----------

 Cash and cash equivalents ,end of period                 $   187,577    $   141,891
                                                          ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                            $   100,349    $    74,533
      Income taxes                                               --           31,804

                See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1997





1.       Active Apparel Group, Inc. (the "Company") and basis of presentation:

         The financial statements presented herein as of June 30, 1999 and for the six months and the three months ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1999.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are not presented for June 30, 1999 and 1998 because they are not materially dilutive.

         The number of shares  used in the  computation  of basic  earnings  per
         share  was   2,592,581   and  2,590,395  at  June  30,  1999  and  1998
         respectively.

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

Results of Operations

Quarter ended June 30, 1999 compared to quarter ended June 30, 1998

         Net sales increased to $5,613,775 for the three months ended June 30, 1999 from $4,026,996 for the three months ended June 30, 1998, an increase of $1,586,779, or 39.4%. The increase in net sales is primarily attributed to increased sales volume of the Company's women's products through continued market penetration and introduction of the Company's men's products.

         Gross profit increased to $2,398,870 for the three months ended June 30, 1999 from $1,548,696 for the three months ended June 30, 1998, an increase of $850,174, or 54.9%. Gross profit increased as a percentage of net sales to 42.7% from 38.5%. The increase as a percentage of net sales is primarily attributed to higher prices received for the Company's products.

         Selling and shipping expenses increased to $1,350,002 for the three months ended June 30, 1999 from $904,777 for the three months ended June 30, 1998, an increase of $445,225 or 49.2%. Selling and shipping expenses as a percentage of net sales increased to 24.0% from 22.5%. The increase as a percentage of net sales is primarily attributed to an increase in sample, advertising, promotions and trade show expenses to facilitate the Company's growth.

         General and administrative expenses increased to $530,020 for the three months ended June 30, 1999 from $496,076 for the three months ended June 30, 1998, an increase of $33,944, or 6.8%. General and administrative expenses as a percentage of net sales decreased to 9.4% from 12.3%. The decrease as a percentage of net sales was primarily attributed to the relative fixed nature of general and administrative expenses.

         Financial expenses increased to $114,740 for the three months ended June 30, 1999 from $85,649 for the three months ended June 30, 1998, an increase of $29,091, or 34.0%. The increase is primarily attributed to an increase in interest expense as a result of higher net borrowings from the factor, for the three months ended June 30, 1999 versus the comparable period in 1998, to finance growth.

         Operating income increased to $404,108 for the three months ended June 30, 1999 from $62,194 for the three months ended June 30, 1998, an increase of $341,914, or 549.8%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 7.2% for the three months ended June 30, 1999 as compared to 1.5% for the three months ended June 30, 1998.

         The Company incurred a tax provision of $173,648 for the three months ended June 30, 1999 as compared to $21,269 for the three months ended June 30, 1998, an increase of $152,379.

         The Company had net income of $230,460 for the three months ended June 30, 1999 as compared to $40,925 for the three months ended June 30, 1998, an increase of $189,535, or 463.1%, because of the reasons stated in the preceding paragraphs.


Six months ended June 30, 1999 compared to six months ended June 30, 1998

         Net sales increased to $11,148,223 for the six months ended June 30, 1999 from $8,287,856 for the six months ended June 30, 1998, an increase of $2,860,367, or 34.5%. The increase is primarily attributed to increased sales volume of the Company's women's products through continued market penetration, introduction of the Company's men's products, acceptance of the Company's products and increased orders from established accounts.

         Gross profit increased to $4,654,232 for the six months ended June 30, 1999 from $3,169,700 for the six months ended June 30, 1998, an increase of $1,484,532, or 46.8%. Gross profit increased as a percentage of net sales to 41.7% from 38.2%. The increase as a percentage of net sales is primarily attributed to higher prices received for the Company's products.

         Selling and shipping expenses increased to $2,639,989 for the six months ended June 30, 1999 from $1,752,166 for the six months ended June 30, 1998, an increase of $887,823, or 50.7%. Selling and shipping expenses as a percentage of net sales increased to 23.7% from 21.1%. The increase as a percentage of net sales is primarily attributed to an increase in sample, advertising, promotions and trade show expenses to facilitate the Company's growth.

         General and administrative expenses increased to $988,711 for the six months ended June 30, 1999 from $983,694 for the six months ended June 30, 1998, an increase of $5,017, or .5%. General and administrative expenses as a percentage of net sales decreased to 8.9% from 11.9%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

         Financial expenses increased to $212,718 for the six months ended June 30, 1999 from $186,935 for the six months ended June 30, 1998, an increase of $25,783, or 13.8%. The increase is attributed to the increase in the Company's net borrowings, for the six months ended June 30, 1999 versus the comparable period in 1998, to finance growth.

         Operating income increased to $812,814 for the six months ended June 30, 1999 from $246,905 for the six months ended June 30, 1998, an increase of $565,909, or 229.2%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 7.3% for the six months ended June 30, 1999 as compared to 3.0% for the six months ended June 30, 1998.

         The Company incurred a tax provision of $349,648 for the six months ended June 30, 1999 as compared to $94,204 for the six months ended June 30, 1998, an increase of $255,444, or 271.2%.

         The Company had net income of $463,166 for the six months ended June 30, 1999 as compared to $152,701 for the six months ended June 30, 1998, an increase of $310,465, or 203.3%, because of the reasons stated in the preceding paragraphs.
                                     - 9 -

Liquidity and Capital Resources

         Net cash provided by operating activities for the six months ended June 30, 1999 was $76,067 compared to $105,754 for the six months ended June 30, 1998. This decrease was primarily attributable to an increase in inventory. Net cash used for investing activities for the six months ended June 30, 1999 was $81,360 compared to $34,804 for the six months ended June 30, 1998. The increase was attributable to capital expenditures for updated computer equipment. No cash was provided by financing activities for the six months ended June 30, 1999 compared to $11,500 for the six months ended June 30, 1998. The decrease was attributable to a decrease in the proceeds from the exercise of stock options.

         During the six months ended June 30, 1999, the Company's primary need for funds was to finance working capital for the growth in net sales of the
Company's  products.  The  Company  has  relied  primarily  upon  cash flow from operations  and  advances  drawn  against  factored  receivables  to finance its operations and expansion. At June 30, 1999, working capital was $5,409,043 compared to $5,212,399 at June 30, 1998 an increase of $196,644.

         Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by the factor. At June 30, 1999 due from factor was $1,815,835 as compared to $2,947,095 at June 30, 1998, a decrease of $1,131,260. This decrease is primarily the result of greater factor borrowings to finance increased inventory levels necessary to support sales growth. The Company's inventory increased to $4,191,123 at June 30, 1999 as compared to $2,594,372 at June 30, 1998 due to an increase in booked and anticipated orders.

         Management anticipates it will retain a net receivable position with its factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, and excess working capital will be sufficient to fund the Company's anticipated growth through 1999. If a positive cash flow does not occur, borrowings with the factor will increase.

               As amended, the term of the Company's license with MTV Networks, Inc. (the "MTV License") ended on June 30, 1999. The Company believes that not renewing the MTV License will not have a material adverse effect on the Company's business, financial condition or results of operations. Under the MTV License, the Company was required to make royalty payments to MTV Networks, Inc. of 8% of net sales through June 30, 1999.


Year 2000 Compliance

         The Company began a Year 2000 compliance project in June 1995 and believes it currently is Year 2000 compliant. The project upgraded the server and all proprietary software and non-proprietary software. The project was completed September 1997.

         The Company is in the process of assessing Year 2000 issues not related to its internal systems, including issues with suppliers and customers and warehouse communications. Due to the general uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that interruptions of normal operations will be minimal.

         Total expenditures for the Year 2000 compliance project were approximately $200,000 in fiscal year 1997. There are no Year 2000 related costs in the current fiscal year. However, the Company will continue to upgrade its computer hardware and software as new technologies become available.

         The Company is currently formulating contingency plans in the event of a Year 2000 failure. The Company expects that a contingency plan will be in place by September 30, 1999.

                                    PART II.
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 11, 1999, the Company held its annual meeting of stockholders, whereby the stockholders elected directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The votes on such matters were as follows:

1.       Election of directors:
                                               For                Against
                                               ---                -------
         George Horowitz                    2,666,341             13,856

         Rita Cinque                        2,666,741             13,456

         James Anderson                     2,666,736             13,461

         Edward Epstein                     2,666,741             13,456

         Angelo Giusti                      2,666,541             13,656

         Larry Kring                        2,666,541             13,656

2. Ratification of appointment of auditors: To ratify the appointment of Berenson & Company, LLP as the Company's auditors for the fiscal year ending December 31,1999.

               For                  Against               Abstain
               ---                  -------               -------
             2,668,040               9,326                 2,831


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits
        Exhibit 27 - Financial Data Schedule

   (b)   Reports on Form 8-K
         None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACTIVE APPAREL GROUP, INC.



Date: August 12, 1999                    By: /s/ George Q Horowitz
     ------------------                     -------------------------
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