Form 10QSB
period 1999-09-30
ACTIVE APPAREL GROUP INC
filed 1999-11-04
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999


         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from           to
                                                            -----------  -------

               Commission File Number:   0-25918
                                         -------


                           ACTIVE APPAREL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


               Delaware                                  13-3672716
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

               Yes   X                               No
                    ---                                ---

               The number of common equity shares outstanding as of November 3, 1999 was 2,492,581 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

               Transitional Small Business Disclosure Format (check one):

               Yes                                   No  X
                   ---                                  ---


                                   Form 10-QSB

                                      INDEX








PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----


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

                                     PART 1
                              FINANCIAL INFORMATION

Item 1: Financial statements

                           ACTIVE APPAREL GROUP, INC.
                                 BALANCE SHEETS

                                                                September 30   December 31,
                                                                    1999           1998
                                                               -------------   ------------
                                                                (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                    $   156,522    $   192,870
   Refundable income taxes                                             --          284,478
   Due from factor                                                1,080,983      1,887,245
   Inventory                                                      5,129,926      3,026,241
   Prepaid expenses and other current assets                        579,508        354,822
   Deferred tax asset                                               237,000        106,130
                                                                -----------    -----------
            Total current assets                                  7,183,939      5,851,786

Note receivable, officer                                            120,000        120,000
Property and equipment, net                                         405,687        360,233
Security deposits and other assets                                  282,848        270,343
                                                                -----------    -----------

            Total Assets                                        $ 7,992,474    $ 6,602,362
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 1,192,664    $   822,119
   Accrued expenses and other current liabilities                   358,894         35,667
                                                                -----------    -----------
            Total current liabilities                             1,551,558        857,786
                                                                -----------    -----------

Stockholders' equity:
Common stock, par value $.002; 10,000,000 shares
   authorized, 2,666,581 issued, 2,492,581 outstanding                5,333          5,333
Class A common stock, par value $.01; 100,000 shares
   authorized; 100,000 shares issued and outstanding                  1,000          1,000
Paid-in capital                                                   6,136,341      6,136,341
Retained earnings                                                 1,025,461        329,121
                                                                -----------    -----------
                                                                  7,168,135      6,471,795
Less treasury stock, at cost (174,000 common shares)               (727,219)      (727,219)
                                                                -----------    -----------
            Total Stockholders' Equity                            6,440,916      5,744,576
                                                                -----------    -----------

                   Total Liabilities and Stockholders' Equity   $ 7,992,474    $ 6,602,362
                                                                ===========    ===========


                 See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                    Nine Months Ended       Three Months Ended
                                                                      September 30,            September 30,
                                                               ------------------------    --------------------------

                                                                    1999         1998         1999            1998
                                                                (Unaudited)   (Unaudited)  (Unaudited)     (Unaudited)

Net sales                                                      $17,407,797   $11,975,117   $ 6,259,574    $ 3,687,261

Cost of goods sold                                              10,140,216     7,359,224     3,646,225      2,241,068
                                                               -----------   -----------   -----------    -----------

Gross profit                                                     7,267,581     4,615,893     2,613,349      1,446,193
                                                               -----------   -----------   -----------    -----------

Operating expenses:
    Selling and shipping                                         4,175,954     2,789,559     1,535,965      1,037,393
    General and administrative                                   1,502,851     1,394,564       514,140        410,870
    Financial expenses, including interest
    expense of $184,421 and $91,717
    for the nine months ended September 30,
    1999 and 1998                                                  365,863       261,860       153,145         74,925
                                                               -----------   -----------   -----------    -----------

                                                                 6,044,668     4,445,983     2,203,250      1,523,188
                                                               -----------   -----------   -----------    -----------

Income (loss) before provision for (recovery of)income taxes     1,222,913       169,910       410,099        (76,995)

Provision for (recovery of) income taxes                           526,573        70,060       176,925        (24,144)
                                                               -----------   -----------   -----------    -----------

Net income (loss)                                              $   696,340   $    99,850   $   233,174    $   (52,851)
                                                               ===========   ===========   ===========    ===========

Basic earnings per share                                       $       .27   $       .04   $       .09    $      (.02)
                                                               ===========   ===========   ===========    ===========


                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998


                                                                  Class A
                                    Common Stock                Common Stock
                                 Shares      Amount          Shares      Amount   Paid in Capital      Retained Earnings
                                 ------      ------          ------      ------   ---------------      -----------------
Balance, December 31, 1997     2,469,375   $    5,283      100,000   $    1,000      $6,124,891            $  569,756

Stock options exercised           24,706           50         --           --            11,450                  --

Net income - nine months
ended September 30, 1998            --           --           --           --              --                  99,850
                               ---------   ----------      -------   ----------      ----------            ----------
Balance, September 30, 1998    2,494,081   $    5,333      100,000   $    1,000      $6,136,341            $  669,606
                               =========   ==========   ==========   ==========      ==========            ==========


Balance, December 31, 19998    2,492,581   $    5,333      100,000   $    1,000      $6,136,341            $  329,121

Stock options exercised             --           --           --           --              --                    --

Net income - nine months
ended September 30, 1999            --           --           --           --              --                 696,340
                               ---------   ----------      -------   ----------      ----------            ----------

Balance, September 30, 1999    2,492,581   $    5,333      100,000   $    1,000      $6,136,341            $1,025,461
                               =========   ==========   ==========   ==========      ==========            ==========




                                     Treasury Stock
                                   Shares       Amount        Total
                                   ------       ------        -----
Balance, December 31, 1997        172,500   $ (725,625)   $5,975,305

Stock options exercised              --           --          11,500

Net income - nine months
ended September 30, 1998             --           --          99,850
                               ----------   ----------    ----------

Balance, September 30, 1998       172,500   $ (725,625)   $6,086,655
                               ==========   ==========    ==========


Balance, December 31, 19998       174,000   $ (727,219)   $5,744,576

Stock options exercised              --           --           --

Net income - nine months
ended September 30, 1999             --           --         696,340
                               ----------   ----------    ----------

Balance, September 30, 1999       174,000   $ (727,219)   $6,440,916
                               ==========   ==========    ==========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                  ---------------------------------------

                                                                                        1999                     1998
                                                                                  -------------              ------------
                                                                                   (Unaudited)               (Unaudited)

 Cash flow from operating activity:
     Net income                                                                    $   696,340               $    99,850
     Adjustments to reconcile net income to net
      cash provided by operating activities
         Depreciation                                                                  104,832                    93,386
         Amortization                                                                    4,286                     5,889
 Changes in assets(increase) decrease:
         Refundable income taxes                                                       284,478                   153,500
         Due from factor                                                               806,262                  (875,425)
         Inventory                                                                  (2,103,685)                  884,916
         Prepaid expenses and other current assets                                    (224,686)                 (117,727)
         Deferred tax assets                                                          (130,870)                   17,441
         Security deposits and other assets                                            (16,791)                 (115,376)
 Changes in liabilities increase (decrease):
         Accrued expenses and other current liabilities                                323,227                   (66,616)
         Accounts payable                                                              370,545                    76,232
                                                                                   -----------               -----------
                     Net cash provided by operating activities                         113,938                   156,070
                                                                                   -----------               -----------

 Cash flows used by investing activities:
    Acquisition of property and equipment                                             (150,286)                  (59,641)
                                                                                   -----------               -----------

 Cash flows from financing activities:
    Proceeds from stock options exercised                                                 --                      11,500
                                                                                   -----------               -----------

 Net increase(decrease)  in cash and cash equivalents                                  (36,348)                  107,929
 Cash and cash equivalents, beginning of period                                        192,870                    59,441
                                                                                   -----------               -----------

 Cash and cash equivalents, end of period                                          $   156,522               $   167,370
                                                                                   ===========               ===========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                                                   $   184,421               $    91,717
        Income Taxes                                                                   320,915                    83,288


                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998





1.       The Company and basis of presentation:

         The financial statements presented herein as of September 30, 1999 and for the nine months and the three months ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 1999.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are not presented for September 30, 1999 and 1998 because they are not materially dilutive.

         The number of shares used in the computation of basic earnings per share was 2,592,581 and 2,591,638 at September 30, 1999 and 1998
         respectively.

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

General

          The Company is a designer, marketer and supplier of women's and men's activewear, sportswear and swimwear. The Company sells its principal product collections under the Everlast brand name through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 20,000 retail locations throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

          The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

Quarter ended September 30, 1999 compared to quarter ended September 30, 1998

         Net sales increased to $6,259,574 for the three months ended September 30, 1999 from $3,687,261 for the three months ended September 30, 1998, an increase of $2,572,313, or 69.8%. The increase in net sales is primarily attributed to increased sales volume of the Company's women's products through continued market penetration and introduction of the Company's men's products.

         Gross profit increased to $2,613,349 for the three months ended September 30, 1999 from $1,446,193 for the three months ended September 30, 1998, an increase of $1,167,156, or 80.7%. Gross profit increased as a percentage of net sales to 41.7% from 39.2%. The increase as a percentage of net sales is primarily attributed to higher prices received for the Company's products.

         Selling and shipping expenses increased to $1,535,965 for the three months ended September 30, 1999 from $1,037,393 for the three months ended September 30, 1998, an increase of $498,572 or 48.1%. Selling and shipping expenses as a percentage of net sales decreased to 24.5% from 28.1%. The decrease as a percentage of net sales is primarily attributed to the increase in sales as it relates to the fixed portion of the selling and shipping expenses.

         General and administrative expenses increased to $514,140 for the three months ended September 30, 1999 from $410,870 for the three months ended September 30, 1998, an increase of $103,270, or 25.1%. General and administrative expenses as a percentage of net sales decreased to 8.2% from 11.1%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

         Financial expenses increased to $153,145 for the three months ended September 30, 1999 from $74,925 for the three months ended September 30, 1998, an increase of $78,220, or 104.4%. The increase is primarily attributed to an increase in interest expense as a result of higher net borrowings from the factor, for the three months ended September 30, 1999 versus the comparable period in 1998, to finance growth.

         Operating income increased to $410,099 for the three months ended September 30, 1999 from a loss of $76,995 for the three months ended September 30, 1998, an increase of $487,094, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 6.6% for the three months ended September 30, 1999 as compared to a loss of 2.1% for the three months ended September 30, 1998.

         The Company incurred a tax provision of $176,925 for the three months ended September 30, 1999 as compared to a tax benefit of $24,144 for the three months ended September 30, 1998, an increase of $201,069.

         The Company had net income of $233,174 for the three months ended September 30, 1999 as compared to a loss of $52,851 for the three months ended September 30, 1998, an increase of $286,025, because of the reasons stated in the preceding paragraphs.



Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

         Net sales increased to $17,407,797 for the nine months ended September 30, 1999 from $11,975,117 for the nine months ended September 30, 1998, an increase of $5,432,680, or 45.4%. The increase is primarily attributed to increased sales volume of the Company's women's products through continued market penetration and the introduction of the Company's men's products.

         Gross profit increased to $7,267,581 for the nine months ended September 30, 1999 from $4,615,893 for the nine months ended September 30, 1998, an increase of $2,651,688, or 57.4%. Gross profit increased as a percentage of net sales to 41.7% from 38.5%. The increase as a percentage of net sales is primarily attributed to higher prices received for the Company's products.

         Selling and shipping expenses increased to $4,175,954 for the nine months ended September 30, 1999 from $2,789,559 for the nine months ended September 30, 1998, an increase of $1,386,395, or 49.7%. Selling and shipping expenses as a percentage of net sales increased to 24.0% from 23.3%. The increase as a percentage of net sales is primarily attributed to an increase in sample, advertising, promotions and trade show expenses to facilitate the Company's growth.

         General and administrative expenses increased to $1,502,851 for the nine months ended September 30, 1999 from $1,394,564 for the nine months ended September 30, 1998, an increase of $108,287, or 7.8%. General and administrative expenses as a percentage of net sales decreased to 8.6% from 11.6%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

         Financial expenses increased to $365,863 for the nine months ended September 30, 1999 from $261,860 for the nine months ended September 30, 1998, an increase of $104,003, or 39.7%. The increase is attributed to the increase in the Company's net borrowings from the factor and the factor commissions paid on increased sales, for the nine months ended September 30, 1999 versus the comparable period in 1998, to finance growth.

         Operating income increased to $1,222,913 for the nine months ended September 30, 1999 from $169,910 for the nine months ended September 30, 1998, an increase of $1,053,003, or 619.7%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 7.0% for the nine months ended September 30, 1999 as compared to 1.4% for the nine months ended September 30, 1998.

         The Company incurred a tax provision of $526,573 for the nine months ended September 30, 1999 as compared to $70,060 for the nine months ended September 30, 1998, an increase of $456,513, or 651.6%.

         The Company had net income of $696,340 for the nine months ended September 30, 1999 as compared to

$99,850 for the nine months ended September 30, 1998, an increase of $596,490, or 597.4%, because of the reasons stated in the preceding paragraphs.


Liquidity and Capital Resources

               Net cash provided by operating activities for the nine months ended September 30, 1999 was $113,938 compared to $156,070 for the nine months ended September 30, 1998. This decrease was primarily attributable to an increase in inventory. Net cash used for investing activities for the nine months ended September 30, 1999 was $150,286 compared to $59,641 for the nine months ended September 30, 1998. The increase was attributable to capital expenditures for updated computer equipment. No cash was provided by financing activities, such as proceeds from the exercise of stock options, for the nine months ended September 30, 1999 compared to $11,500 for the nine months ended September 30, 1998.

         During the nine months ended September 30, 1999, the Company's primary need for funds was to finance working capital for the growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At September 30, 1999, working capital was $5,632,381 compared to $5,228,880 at September 30, 1998 an increase of $403,501.

         Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by the factor. At September 30, 1999 due from factor was $1,080,983 as compared to $2,531,708 at September 30, 1998, a decrease of $1,450,725. This decrease is primarily the result of greater factor borrowings to finance increased inventory levels necessary to support sales growth. The Company's inventory increased to $5,129,926 at September 30, 1999 as compared to $2,962,640 at September 30, 1998 due to an increase in booked and anticipated orders.

         Management anticipates it will retain a net receivable position with its factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances from the factor, and excess working capital will be sufficient to fund the Company's anticipated growth through the next 12 months. If a positive cash flow does not occur, borrowings with the factor will increase.



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

          The Company has a contingency plan in place to deal with potential systems interruptions related to Year 2000 issues.

PART II. OTHER INFORMATION


   Item 6.     Exhibits and Reports on Form 8-K

   (a)   Exhibits

        Exhibit 27 - Financial Data Schedule

   (b)   Reports on Form 8-K
         None

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACTIVE APPAREL GROUP, INC.



Date: November 3, 1999                   By: /s/ George Q Horowitz
     ------------------                     -----------------------------------
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