Form 10KSB
period 1999-12-31
ACTIVE APPAREL GROUP INC
filed 2000-03-20
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File number:   0-25918

                           ACTIVE APPAREL GROUP, INC.
                 (Name of small business issuer in Its Charter)

                Delaware                               13-3672716
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

1350 Broadway, Suite 2300,  New York, New York            10018
----------------------------------------------        ------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year: $24,464,139

On March 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,748,744 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Nasdaq Stock Market on March 15, 2000. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares outstanding on March 15, 2000 was 2,492,581 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

Documents Incorporated by Reference  -   None

Transitional Small Business Disclosure Format (Check one): YES / /  NO / X /

                                TABLE OF CONTENTS


                                                                            Page

PART I

Item 1      Business...........................................................1
Item 2      Properties........................................................ 8
Item 3      Legal Proceedings..................................................9
Item 4      Submission of Matters to a Vote of Security Holders................9


PART II

Item 5      Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................10
Item 6      Management's Discussion and Analysis or Plan of Operation.........11
Item 7      Financial Statements..............................................13
Item 8      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................14


PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act............14
Item 10     Executive Compensation............................................16
Item 11     Security Ownership of Certain Beneficial Owners
                 and Management ..............................................20
Item 12     Certain Relationships and Related Transactions....................23
Item 13     Exhibits and Reports on Form 8-K..................................24


Signatures....................................................................29

                                     PART I


ITEM 1.     BUSINESS

General

      Active Apparel Group, Inc. (the "Company"), a Delaware corporation organized on July 6, 1992, is engaged in the design, manufacture, marketing and sale of women's activewear, sportswear, swimwear and coverups (the "Everlast Women's Products"), and, as of January 1, 1999, the design, manufacture, marketing and sale of men's activewear, sportswear and outerwear (the "Everlast Men's Products" together with the Everlast Women's Products, the "Everlast Products"), featuring the widely-recognized Everlast(R) trademark. Generally, the Company has the exclusive right to use and distribute these Everlast Products in the United States, its territories and possessions (collectively, the "United States") and Canada, its provinces, territories and possessions (collectively, "Canada"). ?The Company is a member of the U. S. Sporting Goods Manufacturers Association, the U. S. National Sporting Goods Association and the Canadian Sporting Goods Association

      The Company's strategy is to expand the Company's operations and to become a leading brand name supplier of women's and men's activewear and sportswear. Key elements of this strategy include:

o balancing and diversifying the Company's product collections in terms of style and price range;

o     maximizing   visibility  in  the  Company's   products   through   focused
      traditional advertising and marketing programs, as well as establishing a strong internet presence ;

o     expanding  its  product   distribution   system  by  establishing   better
      relationships with a broader network of retailers subject to distribution restrictions of the Everlast Product licenses;

o capitalizing on the Company's strengths through design and manufacture for private label activewear and sportswear customers.

      All of the Company's products are manufactured by third party independent manufacturing contractors in the United States and abroad. These products are distributed through a variety of department stores, specialty stores, sporting goods stores, catalog operations, and better mass merchandisers. The Company's products are sold to over 20,000 retail locations throughout the United States and Canada. See "Sales and Distribution."


Products

      The Company's product line primarily consists of the Everlast Products, which are designed and marketed to highlight brand name recognition and consumer preference. The Company performs extensive market research in attempting to provide its retail customers and consumers with functionality along with the most desirable styles, color schemes and fabrics. The Company has actively pursued a strategy of developing a balanced and diversified mix of products which emphasizes the Everlast brand name and appeals to various demographic groups and geographic areas.

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


Licenses

       Everlast Women's License. The Company obtained the license to market and sell Everlast Women's Products ("Everlast License") in July 1992. Generally, the Everlast License grants to the Company the exclusive right and license to use the Everlast trademark in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of women's activewear, sportswear, swimwear and coverups in the United States and Canada during its term. Everlast World's Boxing Headquarters ("Everlast"), however, reserved the right to use or license the Everlast trademark on products other than women's activewear, sportswear, swimwear and coverups within the United States and Canada, and up to January 1, 1999, men's apparel, and the right to use or license such trademark outside the United States or Canada. Everlast has also reserved the right to sell, in the United States or Canada, women's activewear and sportswear through Everlast's product catalogs or flyers, at prices not less than the lowest price offered by the Company.

      The term of the Everlast License ends on December 31, 2002, but is renewable at the option of the Company for up to two successive five year periods commencing January 1, 2003 and January 1, 2008, assuming the Company is not then in default under the Everlast License and assuming further that the Company achieves annual net sales in the United States of Everlast Women's Products of at least $10,500,000, and in Canada, of at least CN$2,500,000 for the exercise of the first option and achieves annual net sales in the United States of at least $14,250,000 and in Canada of at least CN$3,500,000 for the exercise of the second option. The Everlast License may be terminated in whole, or only as to certain Everlast Women's Products, if the Company fails to fulfill its material obligations of the Everlast License (including payments of royalties or other amounts due), fails to use diligent efforts to promote, advertise, manufacture, sell or ship any Everlast Product, or to fill accepted orders for Everlast Women's Products to financially secure purchasers. See "Manufacturing and Suppliers." The Everlast License may also be terminated if net sales of Everlast Women's Products do not exceed certain minimum levels, or if the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding. To date, the Company has been in compliance with the Everlast License.

      Under the Everlast License, the Company is required to make royalty payments to Everlast of 6% of net sales (as defined therein), subject to minimum annual payments, which increase over the term, as amended, of the Everlast License. The Company is also required to make advertising expenditures of at least 2.5% of net sales of Everlast Women's Products, subject to annual minimum expenditure levels. The minimum annual royalty payments under the Everlast License for sales in the United States (including swimwear sales) are $630,000 and $679,500 for 1999 and 2000 (CN$168,000 and CN$186,000 with respect to sales in Canada), respectively. The minimum annual advertising expenditures required under the Everlast License for sales of Everlast Women's Products in the United States (including swimwear sales) are $262,500 and $283,125 for 1999 and 2000 (CN$70,000 and CN$77,500 with respect to sales in Canada), respectively. To date, all required levels have been met or exceeded. Royalty payments and advertising expenditures are not required with respect to sales of Everlast Women's Products to Everlast.

The Company is also obligated to maintain product quality control, obtain prior approval of designs and standards, and marketing, advertising and distribution programs, and may be required to indemnify Everlast against any losses resulting from alleged defects in the Everlast Women's Products arising out of the Company's performance under the Everlast License or the manufacture, promotion or sale of such products in violation of applicable laws or third-party rights. According to the terms of the Everlast License, the Company must secure and maintain product liability insurance, which the Company maintains. On the other hand, subject to the terms of the Everlast License, Everlast is required to indemnify the Company against any losses arising out of the use of the Everlast trademark or the exercise by the Company of its rights under the Everlast License. Everlast is also required, generally, to defend the Company's rights to use the Everlast trademark pursuant to the Everlast License.

      According to the terms of the Everlast License, the Company is required to maintain, during the term thereof, letters of credit in favor of Everlast for an amount equal to the minimum annual amounts due to Everlast under the Everlast License from time to time, or a cash deposit in varying amounts. The Company is in compliance with this requirement.

      Everlast  Men's  License.  The Company  obtained the license to market and sell Everlast Men's Products ("Men's License") effective January 1, 1999. Generally, the Men's License grants to the Company the exclusive right and license to use the Everlast trademark in connection with the manufacture, advertisement and promotion, packaging, sale and distribution of men's activewear, sportswear, swimwear and outerwear in the United States and Canada during the term of the Men's License. Everlast, however, reserved the right to use or license the Everlast trademark on products other than men's and women's activewear, sportswear, swimwear and men's outerwear within the United States and Canada, and the right to use or license such trademark outside the United States or Canada. Everlast has also reserved the right to sell, in the United States or Canada, men's activewear and sportswear through Everlast's product catalogs or flyers at prices not less than the lowest price offered by the Company.

      The term of the Men's License ends on December 31, 2001, but is renewable at the option of the Company for up to two successive five year periods commencing January 1, 2002 and January 1, 2007, assuming the Company is not then in default under the Everlast License and assuming further that the Company achieves annual net sales in the United States of Everlast Men's Products of at least $6,500,000, and in Canada, of at least CN$3,300,000 for the exercise of the first option and achieves annual net sales in the United States of at least $9,317,000 and in Canada of at least CN$4,790,000 for the exercise of the second option. The Men's License may be terminated in whole, or only as to certain Everlast Men's Products, if the Company fails to fulfill its material obligations of the Men's License (including payments of royalties or other amounts due), fails to use diligent efforts to promote, advertise, manufacture, sell or ship any Everlast men's product, or to fill accepted orders for Everlast Men's Products to financially secure purchasers. See "Manufacturing and Suppliers." The Men's License may also be terminated if net sales of Everlast Men's Products do not exceed certain minimum levels, or if the Company voluntarily or involuntarily enters into a bankruptcy or similar proceeding.

      Under the Men's License, the Company is required to make royalty payments to Everlast of 6% of net sales (as defined therein), subject to minimum annual payments, which increase over the term of the Men's License, as amended. The Company is also required to make advertising expenditures of at least 2.5% of net sales of Everlast Men's Products, subject to annual minimum expenditure levels. The minimum annual royalty payments under the Men's License for sales of the Everlast Men's Products in the United States are $180,000 and $300,000 for 1999 and 2000 (CN$72,000 and CN$144,000 with respect to sales in Canada), respectively. The minimum annual advertising expenditures required under the Men's License for sales in the United States are $75,000 and $125,000 for 1999 and 2000. (CN$30,000 and CN$60,000 with respect to sales in Canada), respectively. Royalty payments and advertising expenditures are not required with respect to sales of Everlast Men's Products to Everlast.

The Company is also obligated to maintain product quality control, obtain prior approval of designs and standards, and marketing, advertising and distribution programs, and may be required to indemnify Everlast against any losses resulting from alleged defects in the Everlast Products arising out of the Company's performance under the Men's License or the manufacture, promotion or sale of such products in violation of applicable laws or third-party rights. According to the terms of the Men's License, the Company must secure and maintain product liability insurance, which the Company maintains. On the other hand subject to the terms of the Men's License, Everlast is required to indemnify the Company against any losses arising out of the use of the Everlast trademark or the exercise by the Company of its rights under the Men's License. Everlast is also required, generally, to defend the Company's rights to use the Everlast trademark pursuant to the Men's License.

      According to the terms of the Men's License, the Company is required to maintain, during the term thereof, letters of credit in favor of Everlast for an amount equal to the minimum annual amounts due to Everlast under the Men's License from time to time, or a cash deposit in varying amounts. The Company is in compliance with this requirement.

      Converse License The term of the Company's license with Converse, Inc.(the "Converse License") ended on March 31, 1999. The Converse products included women's and girls' activewear and sportswear. Because of slow sales of Converse products, the Board of Directors of the Company approved a resolution not to extend the Converse License. The Company believes that not renewing the Converse License will not have a material adverse effect on the Company's business, financial condition or results of operations. Under the Converse License, the Company was required to make royalty payments to Converse Inc. of 7% of net sales through March 31, 1999.

      MTV License. The term of the Company's license with MTV Networks, Inc. (the "MTV License") ended on June 30, 1999. The MTV products included unisex and women's activewear and accessories. Because of slow sales of MTV products, the Board of Directors of the Company approved a resolution not to extend the MTV License. The Company believes that not renewing the MTV License will not have a material adverse effect on the Company's business, financial condition or results of operations. Under the MTV License, the Company was required to make royalty payments to MTV Networks, Inc. of 8% of net sales of MTV products through June 30, 1999.

      Product Development. The Company's merchandising and design staff analyzes demographic, market, style, fashion and fabric and technical developments and attempts to make the necessary adjustments in product mix, construction, design, styles, fabrics and colors in response to these developments. Members of the merchandising and design staff also coordinate their activities with the Company's production and sales staff, consult with buyers, visit retail outlets and attend fashion and trade shows to gather additional information during the design process. Sources of design and prints include, among others, industry fashion analyses, the Company's products from previous years and freelance artwork.

      After a particular product concept has been designed, members of the design staff prepare schematics containing the proposed styles, patterns and fabrics, which are reviewed by senior members of the Company's management prior to prototype construction. Prototypes of a potential new product are then constructed and subjected to numerous tests for fit, comfort, quality, functionality and consumer acceptance. New designs are previewed to buyers and certain retail accounts to solicit their comments as to which styles are likely to be the more popular. In addition, the Company's performance products are given to fitness professionals for use and evaluation. The Company's goal is to minimize the risk of changing fashion trends or consumer preferences.

Marketing, Advertising and Promotions

      The Company advertises and promotes its products to different consumer segments through a variety of trade and consumer print advertising campaigns, generally in selected magazines and other publications (including Women's Wear Daily and Sporting Goods Business). The Company's advertising and promotion program aims to achieve a high visibility for its products. The Company's advertising and promotional efforts are directed towards the demographic customer profile for the Company's products. The Company maintains its own marketing and advertising staff who conceives and oversees implementation of most aspects of the Company's advertising and sales promotions. The marketing and advertising staff also develops catalogs for all of the Company's product lines.

      The Company uses several methods to advertise and promote its products. The Everlast Products and the Company have received exposure through coverage in both the print and television media. Additionally, the Company takes part in various cooperative advertising programs such as national advertising, in-store signage, point-of-purchase promotional giveaways and cooperative advertising arrangements with several of its retail customers, which the Company believes assists in raising consumer awareness and increasing retail floor space for its products.

      The Company also believes that grass roots promotion programs, such as the limited distribution of samples of its products to local gyms, athletic clubs and fitness professionals, help to advance the recognition and reputation of its products. In addition, the Company has focused many of its promotional programs on charitable and community events, such as "The New York Race for the Cure," a running race aimed to develop awareness of breast cancer, the American Lung
Association's "Jammin With the Jets" and the "Share-A-Walk," a New York fundraiser to raise awareness in the fight against cancer. The Company has also sponsored high school and college women's basketball teams and NBA and college dance teams.

      The Company also attends and participates in the Atlanta Supershow, WWDMAGIC, Women's Wear Daily's annual national trade show, and other appropriate trade shows.

Manufacturing and Suppliers

      The Company does not manufacture any of its products, but uses independent contractors. Approximately 65% of the Company's products are supplied by manufacturers in the United States while the remaining 35% are imported from manufacturers abroad, principally in Asia. Currently, the Company uses over ten separate manufacturers. While the Company has no long term agreements with any of its contractors, the Company believes that its relationships with such contractors are good. The Company does not believe that the loss of any particular contractor would have a material adverse effect on its business, financial condition or results of operations. The Company believes that alternative sources of products would be readily available.

      The supply of the Company's foreign-sourced products is subject to constraints imposed by bilateral textile agreements between the United States and foreign nations, which impose quotas on the amounts and types of goods which can be imported into the United States. Some of the Company's manufactures may be adversely affected by political instability in their respective countries resulting in the disruption of trade, and the imposition of additional regulations relating to imports or duties and taxes and other charges on imports. In order to ensure quality control and timely delivery, the Company (or its agents) conducts on-site inspections at manufacturers' facilities, as more fully described herein. See "Quality Control." The Company's strategy is to find manufacturers with specific product category expertise (such as fitness apparel, tee shirts or outerwear) and extensive experience in the major athletic brand name apparel industry. The Company has no long-term agreements with any of its manufacturers and competes with other apparel companies for production capacity.

      On December 31, 1998, the Company's inventory was $3,026,241 on net sales during the year ended December 31, 1998 (Fiscal year 1998) of $15,011,926, with a backlog of orders for future delivery of $4,019,603. At December 31, 1999, the Company's inventory was $5,240,152 on net sales during the year ended December 31, 1999 (Fiscal year 1999) of $24,464,139, with a backlog of orders for future delivery of $5,217,824. The Company has implemented an Electronic Data Interchange (EDI) Quick Response Replenishment System by which customer orders are facilitated in seven working days. Higher levels of inventory are required to operate the EDI Quick Response Replenishment System program. Such levels of inventory are needed as sales orders are generally received and shipped within a seven day period. Other than the EDI Quick Response Replenishment System, the Company practices a "just in time" manufacturing and purchasing program. The Company makes arrangements with its manufacturers for delivery approximately 30 days before the scheduled shipment of products to the Company's customers. The objectives of the "just-in-time" system are to decrease the Company's inventory risk and to allow the Company flexibility to react to consumer responses to its products and changing consumer preferences. The Company believes that these objectives are currently being achieved, although no assurance can be given that such objectives will continue to be partially or fully achieved in the future. The Company schedules shipments from its manufacturers in a manner that accounts for possible manufacturing lateness and transport time from manufacturers to the Company's warehouse facilities. Although manufacturing lateness has not been a material factor through the present date, the inability or unwillingness of a manufacturer to ship orders of the Company's products in a timely manner could adversely affect the Company's ability to deliver products to its customers on time. Delay in delivery could result in missing certain retailing seasons with respect to all or some of the Company's products, or could adversely affect the Company's relationship with its customers, which could have a material adverse effect on the Company's business.

      As of December 31, 1999, the Company's backlog of unfilled orders was $5,217,824 as compared to $4,019,603 as of December 31, 1998. The Company expects that substantially all of its current orders will be shipped within 120 days of the receipt of such orders. The Company's backlog can be affected by a variety of factors, including scheduling of manufacturing, shipment of products and customer preferences. The Company has an on-line computerized order-entry system that allows the Company to receive orders by computer and to follow daily the status of orders received, shipped and unfilled.


Sales and Distribution

      The Company's products are distributed through department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers. The Company distributes its products to over 20,000 retail locations throughout the United States and Canada. The Company's products are sold by retailers such as, Bloomingdale's, Nordstrom, Modell's, Oshmans, Gart's, Footlocker, The Sports Authority and the Army Air Force Exchange and through the internet by web sites such as Global Sports International, Fashionmall.com, Boo.com and Yahoo. In Canada, the Company's products are sold by such retailers as The Bay, Sears-Canada, Superstar Group and Champs. For the year ended December 31, 1998, four customers accounted for approximately 48% of sales, and for the year ended December 31, 1999 three customers accounted for approximately 39% of sales. The Company's strategy is to expand its network of retailers carrying the Company's products, and is focused on department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

      The Company currently has seven in-house sales representatives and twelve non-employee sales representatives. George Horowitz, President and Chief Executive Officer, and a sales executive staff manage these representatives and coordinate sales to customers. The Company works closely with its sales representatives to ensure that a consistent and unified image of the Company is projected to its customers.

      The Company cooperates with major retailers to gauge promptly which styles are the most popular and to track consumer preferences regarding its products. Based upon its market data, as well as information gained from trade shows, the Company attempts to shift its production orders towards styles that are most popular, which shift may take up to a maximum of eight weeks. Many of the retail stores offering the Company's products rely upon the Company's market information and solicit the Company's advice regarding the products and quantities to order. Most of the Company's products are manufactured in the United States, reducing, in many instances, the amount of time between orders placed by the Company with its manufacturers and shipments by such manufacturers. The Company believes that its market information gathering and shifting in production efforts towards more popular styles also reduces inventory risk.

      During fiscal year 1998 and 1999, the Company's foreign sales accounted for 8.9% and 8.7% respectively of the Company's net sales, the majority of which were in Canada.

      Consistent with industry practice, the Company generally accepts returns of any products with defects in materials or workmanship or which do not meet the quality standards of the Company or its customers for up to 30 days. The Company believes that its return levels are better than the industry norms. In addition to returns, customers deduct chargebacks from the purchase price with or without the Company's consent. Chargebacks have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales of the Company's products. The Company experienced chargeback levels of approximately 3.3% during 1999, which is consistent with the industry norms of 3% to 5%. In 1998, the Company experienced chargeback levels of approximately 3.5%.

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


Competition

      The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, many of whom have greater financial and manufacturing resources than the Company. The

Company believes that it has been able to compete in the brand name men's and women's activewear and sportswear market because of the high brand name recognition, high quality and affordability of its products. The Company's products may also compete with lower-priced men's and women's and girls' activewear and sportswear products that may or may not be brand name products. The Company believes that its principal competitors in the brand name men's and women's activewear and sportswear industry are Nike, Reebok, Adidas and Fila. In addition, its principal competitors in the brand name women's activewear and sportswear industry are The Weekend Exercise Company and Danskin. Competition in the activewear and sportswear segment of the apparel industry is based on price, design, quality, name recognition and the ability to respond quickly to changing consumer preferences.


Canadian Branch

      The Company has a Canadian branch that markets Everlast Products in Canada. During fiscal year 1998 and fiscal year 1999, net sales from operations in Canada were U.S. $1,234,441 and U.S. $2,075,649, respectively. With the exception of exchange rate fluctuations, the Company does not believe that the Canadian operations are subject to risks that are significantly different from domestic operations. The Company does not believe that exchange rate fluctuations have had a material adverse effect on the Company's results of operations, although there can be no assurance that such fluctuations, with respect to its Canadian operations, will not have a material adverse effect on the Company's results of operations in the future.


Employees

      As of March 15, 2000, the Company had 31 employees, all of whom were employed by the Company on a full-time basis. In addition, the Company may employ additional full-time and part-time employees in connection with the design, marketing and sale of its products as and if the need arises. The Company currently hires temporary employees from time to time as needed. None of the Company's employees is covered by a collective bargaining agreement, although the Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

      The Company had three leases for approximately 7,160 square feet for a total annual base rent of $166,629 at its principal executive offices in New York, New York. The original lease had an annual base rent of $93,672 and expired January 31, 2000. This space, which occupied approximately 3,981 square feet, also included a showroom for the Everlast Products. In July 1994, the Company increased its space in New York by 2,523 square feet to create additional showroom space and to accommodate additional employees. Such lease provided for an annual base rent of $57,902 and expired January 31, 2000. In January 1996, the Company increased its space in New York by 656 square feet to accommodate additional employees. Such lease provided for an annual base rent of $15,055 and expired January 31, 2000.

      On July 20, 1999 the Company renewed its real property leases which includes 6,863 square feet, effective February 1, 2000, for a total annual base rent of $171,575 through September 30, 2002 and $185,301 from October 1, 2000 through April 30, 2005. On July 19, 1999 the Company also leased an additional 2,150 square feet of adjacent space for an annual base rent of $53,750 from November 1, 1999 through June 30, 2002 and $58,050 from July 1, 2002 through April 30, 2005. The Company does not pay rent on the additional space until it is ready for occupancy, which the Company expects to be on or about April 15, 2000.

      The Company leases approximately 1,200 square feet of office and showroom space in Montreal, Canada at an annual base rent of CN$18,000. The lease expires in April 2000 and the Company plans to renew this lease.

      The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future. In the event the Company requires additional facilities in the future, the Company believes additional facilities would be available at commercially reasonable rates.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any material litigation. No legal proceedings were terminated during the fiscal year ended December 31, 1999.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the last quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       The Company's common stock had been quoted on the Nasdaq National Market from August 14, 1996 until December 8, 1998 under the symbol "AAGP." The Company's common stock has been quoted on the Nasdaq SmallCap Market since December 9, 1998, and from May 4, 1995 until August 14, 1996 under the same symbol. The following table sets forth, for the period indicated, the highest and lowest bid quotations for the common stock, $.002 par value (the "Common Stock"), as reported by the Nasdaq system. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                1998
                         High          Low
                         ----          ---

1st Quarter              3 1/2         2 1/8
2nd Quarter              2 7/8         1 3/4
3rd Quarter              2 3/8            11/16
4th Quarter              25               1/2


                                1999
                         High          Low
                         ----          ---

1st Quarter              10 11/16      2 1/2
2nd Quarter               5 23/32      2 1/4
3rd Quarter               3 13/16      2 1/4
4th Quarter               3 3/8        2 5/32


Holders

      The closing bid price of the Common Stock as of March 15, 2000 was 3 11/16 There were 160 record holders of the Company's Common Stock and one record holder of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock"). Based upon information received from some of these record holders, the Company believes there are more than 600 beneficial holders of the Company's Common Stock.


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


General

            The Company is a designer, marketer and supplier of women's and men's activewear, sportswear, swimwear and accessories. The Company sells its principal product collections under the Everlast brand name through exclusive licensing arrangements. The Company's products are manufactured by independent manufacturing contractors and are sold to over 20,000 retail locations mostly throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

            The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.


Results of Operations

           Year End 1999 Compared to Year End 1998

           Net sales increased to $24,464,139 for the year ended December 31, 1999 from $15,011,926 for the year ended December 31, 1998, an increase of $9,452,213 or 63.0%. The increase in net sales is primarily attributed to increased sales volume of the Company's Women's Products through continued market penetration and introduction of the Company's Men's Products.

           Gross profit increased to $9,885,763 for the year ended December 31, 1999 from $5,528,335 for the year ended December 31, 1998, an increase of $4,357,428 or 78.8%. Gross profit increased as a percentage of net sales to 40.4% from 36.8%. The increase as a percentage of net sales is primarily attributed to higher prices received for the Company's products.

           Selling and shipping expenses increased to $5,871,751 for the year ended December 31, 1999 from $3,637,729 for the year ended December 31, 1998, an increase of $2,234,022 or 61.4%. Selling and shipping expenses as a percentage of net sales decreased to 24.0% from 24.2%. The decrease as a percentage of net sales is primarily attributed to the increase in sales as it relates to the fixed portion of the selling and shipping expenses.

           General and administrative expenses increased to $2,024,539 for the year ended December 31, 1999 from $1,911,621 for the year ended December 31, 1998, an increase of $112,918 or 5.9%. General and administrative expenses as a percentage of net sales decreased to 8.3% from 12.7%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

           Financial expenses increased to $557,627 for the year ended December 31, 1999 from $413,713 for the year ended December 31, 1998, an increase of $143,914 or 34.8%. The increase is attributed to the increase in the Company's net borrowings from the factor and factor commissions paid on increased sales, for the year ended December 31, 1999 as compared to the year ended December 31, 1998, to finance growth.

           Operating income increased to $1,431,846 for the year ended December 31, 1999 from a loss of $434,728 for the year ended December 31, 1998, an increase of $1,866,574 for the reasons stated above. Operating income as a percentage of net sales was 5.85% for the year ended December 31, 1999 as compared to negative 2.9% for the year ended December 31, 1998.

           The Company incurred a tax provision of $615,694 for the year ended December 31, 1999 as compared to a tax benefit of $194,093 for the year ended December 31, 1998. This income tax provision is in proportion to the increase in the Company's income.

            The Company had net income of $816,152 for the year ended December 31, 1999 as compared to a loss of $240,635 for the year ended December 31, 1998, an increase of $1,056,787.

            2000 Market Outlook

            While the retail environment remains difficult, the Company's management believes it will continue to increase its sales growth, although no assurance can be given that such increase will continue.

            The continued market penetration of the Everlast men's activewear and sportswear line and the expansion of the Company's internet web site are expected to add to the Company's distribution base. The Company continues to focus on its core Everlast brand and to explore other opportunities for growth.

Liquidity and Capital Resources

            Net cash provided by operating activities for the year ended December 31, 1999 was $222,766 compared to $202,937 for the year ended December 31, 1998. This increase was primarily attributable to an increase in net income. Net cash used for investing activities for the year ended December 31, 1999 was $176,540 compared to $79,414 for the year ended December 31, 1998 due to an increase in capital expenditures for computer related equipment. Net cash provided by financing activities was $0 for the year ended December 31, 1999 compared to $9,906 for the year ended December 31, 1998 due to a decline in the proceeds received from the exercise of stock options.

            During the year ended December 31, 1999, the Company's primary need for funds was to finance working capital due to growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At December 31, 1999, working capital was $5,850,064 compared to $4,994,000 at December 31, 1998, an increase of $856,064. This increase was primarily attributable to the Company's net income for the year ended December 31, 1999, as compared to a net loss for the year ended December 31, 1998.

            Due from factor represents the amount receivable by the Company for factored receivables net of outstanding advances made by the factor to the Company under the factoring agreement. At December 31, 1999 due from factor was $1,549,047 as compared to $1,887,245 at December 31, 1998. The

Company's inventory increased by 73.2% to $5,240,152 at December 31, 1999 from $3,026,241 at December 31, 1998 to support the increased backlog of open orders and the Company's expanded product lines.

            2000 Liquidity Outlook

            Management anticipates it will maintain a net surplus position with the factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for further reduction in net borrowings, and create additional working capital to fund the Company's continued growth over the next 12 months. If a positive cash flow does not occur, borrowings with the factor will increase.


Year 2000 Compliance

            The Company experienced no disruptions to its normal operations related to Year 2000 failures. The Company believes that it is Year 2000 compliant and if failures do occur they will not have a material impact on the Company's results of operations, liquidity or financial condition.


ITEM 7.     FINANCIAL STATEMENTS.

            SEE PAGE 1f

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The Company's executive officers and directors are as follows:


    Name                     Age                 Position

    George Horowitz          49     President; Chief Executive Officer; Chairman
                                    of the Board; Treasurer; Director(1)
    James Anderson           63     Vice Chairman of the Board; Director(1)(2)
    Rita Cinque Kriss        34     Executive Vice  President;  Secretary of the
                                    Company; Director(3)
    Larry Kring              59     Director(2)(3)
    Edward Epstein           60     Director(2)(3)
    Angelo Giusti            49     Director(2)


(1)         Member of the Executive Committee of the Board of Directors
(2)         Member of the Compensation Committee of the Board of Directors
(3)         Member of the Audit Committee of the Board of Directors

            Mr. Horowitz is the Chairman, Chief Executive Officer and President of Active Apparel Group, Inc. and has served in such capacities since his founding of the company in 1992. Mr. Horowitz, formerly an educator, entered the apparel industry in 1976. Mr. Horowitz was employed by Golden Touch Imports, Inc., an apparel company in New York City, where he served as Vice President of Operations and was a shareholder of that company. The media frequently calls upon Mr. Horowitz for his views on issues pertaining to his company and the industry in general. He has appeared on CNBC's "Squawk Box" and "Market Wrap," CNN's "Business Day" and "Moneyline News Hour with Lou Dobbs," and Fox News Channel's "Cavuto Business Report," among other shows. He has been included in the Sportstyle Magazine's Top 100 most influential people in the sporting goods industry for 3 consecutive years. He is currently serving on the Executive Committee for the Sports Apparel Product Council of the Sporting Goods Manufacturers Association. Mr. Horowitz is also a member of the International Radio and Television Society Foundation, Inc. He has been a speaker for several industry events, including the Women's Wear Daily CEO Annual Summit and the Fashion Round Table. Mr. Horowitz was chosen along with other selected top leaders in the fashion industry to join President Clinton for a memorable evening celebrating The William Jefferson Clinton Presidential Library Foundation. He serves as a member of the Benefit Committee of Fashion and Media Leaders for the NOW Legal Defense and Education Fund. Mr. Horowitz has been involved with many civic and sports related community activities. He is a member of the Three Miles of Men Honorary Committee for The Susan G. Komen Breast Cancer Foundation New York City Race for the Cure. He has served in different capacities as a leader and a mentor to the youth in his community.

            Mr. Anderson has been a director of the Company since August 1992 and was Chairman of the Board from January 1994 through December 1995. Since January 1996, he has been Vice-Chairman of the Board. Since August 1996, he has been Managing Partner of Millenium Venture Management LLC. Since July 1987 he has been a management consultant in restructuring businesses. From 1981 to 1987, he was President of Pacific First Financial Corp. and Pacific First Federal Savings Bank and, in 1984, also became chairman of the board and CEO of each company. He has served on the boards of directors of numerous businesses, civic, arts and educational organizations and is a member of the Whitman College Board of Overseers. He is currently a member of the Board of Directors of the Washington Hospital Insurance Fund and the Washington Casualty Company and Chairman of the Board of Directors of Reality Based Learning Corp.

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

            Mr. Epstein has been a director since January 1, 1996. Mr. Epstein is an attorney admitted to practice law in both New York and Florida. He is an experienced litigator, and has represented clients in all aspects of the garment industry for 30 years. He is a member of the bars of the Supreme Court of the State of Florida, the Supreme Court of the State of New York, various United States District Courts and the United States Court of Appeals for the Second Circuit. He is a member of the New York State Trial Lawyers Association, Association of Trial Lawyers of America and the Florida Academy of Trial Lawyers.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of Common Stock and other equity securities of the Company. Officers, directors and more than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 1999 all required Section 16(a) filings by beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

                The following Summary Compensation Table sets forth certain information concerning total annual compensation paid to George Horowitz, the Company's President, Chief Executive Officer and Treasurer, Rita Cinque Kriss, the Company's Executive Vice President and Secretary and Angelo Giusti, Vice President of Operations (the "Named Executive Officers"), for services rendered in all capacities by them to the Company during fiscal years 1999, 1998 and, 1997.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                       --------------------------------------
                                                                                                    Securities
      Name and                                                      Other Annual     All Other      Underlying
Principal Positions(1)      Year       Salary ($)      Bonus ($)    Compensation   Compensation     Options(11)
----------------------      ----       ----------      ---------    ------------   ------------     -----------
                                                                        $               $             (#)
                                                                        -               -             ---
George Horowitz
 (President; Chief;         1999         277,697         21,000      21,068(3)        983(6)         40,000
 Executive Officer          1998         265,000         12,000      19,534(4)        853(6)            0
Treasurer)                  1997         265,000         18,000      17,257(5)        595(6)            0

Rita Cinque Kriss
 (Executive Vice            1999         128,462         18,265      12,048(7)          0            25,500
 President;                 1998         140,000           0         20,308(8)          0               0
 Secretary)                 1997         140,000         12,000(2)    9,565(9)          0               0


Angelo Giusti
 (Vice President of         1999         121,846          3,000           0             0             3,000
 Operations &               1998         110,000           0              0             0               0
 Director)                  1997          63,139(10)       0              0             0               0




(1) Other than George Horowitz, Rita Cinque Kriss and Angelo Giusti no Named Executive Officer of the Company was paid more than $100,000 in total salary and bonus for fiscal year 1999, and accordingly, no other Named Executive Officers are included in the table above.

(2) The Company has agreed to pay the amount of tax owed on the bonus payment noted in the column above.

(3) Consists of an aggregate of $21,068 paid to or on behalf of Mr. Horowitz by the Company in fiscal year 1999 in connection with automobile lease installment payments ($15,242), related insurance premiums ($1,422) and parking expenses ($4,404).

(4) Consists of an aggregate of $19,534 paid to or on behalf of Mr. Horowitz by the Company in fiscal year 1998 in connection with automobile lease installment payments ($13,659), related insurance premiums ($1,088) and parking expenses ($4,787).

(5) Consists of an aggregate of $17,257 paid to or on behalf of Mr. Horowitz by the Company in fiscal year 1997 in connection with automobile lease installment payments ($13,660), related insurance premiums ($1,088) and parking expenses ($2,509).

(6) Represents premiums paid by the Company in fiscal year 1999, 1998 and 1997on term life (7) insurancepolicies for the benefit of Mr. Horowitz.

(7) Consists of an aggregate of $12,048 paid to or on behalf of Ms. Cinque Kriss by the Company in fiscal year 1999 in connection with automobile lease installment payments ($9,558), and related insurance premiums ($2,490).

(8) Consists of an aggregate of $12,732 paid to or on behalf of Ms. Cinque Kriss by the Company in fiscal year 1998 in connection with automobile lease installment payments ($8,019), related insurance premiums ($3,806) and parking expenses ($907), and $7,576 for income taxes on 1997 bonus.

(9) Consists of an aggregate of $9,565 paid to or on behalf of Ms. Cinque Kriss by the Company in fiscal year 1997 in connection with automobile lease installment payments ($5,601), related insurance premiums ($1,846) and parking expenses ($2,118).

(10)     Mr. Giusti has been an employee of the Company since June 1997.

(11) See report on repricing of options section for details of repriced options.


Long-Term Incentive and Pension Plans

         The Company currently has no long-term incentive or defined pension plans. The Company offers all employees a 401(k) savings plan that allows the employee to voluntarily defer a certain portion of their income before taxes. The Company pays all the administrative fees for the plan.

Option Grants In Last Fiscal Year


                               Number of             Percent of
                               Securities         Total Options
                              Underlying            Granted To        Exercise Or
                                 Options           Employees in         Base Price
          Name                   Granted            Fiscal Year           ($/Sh)         Expiration Date
          ----                   -------            -----------           ------         ---------------

  George Horowitz               20,000                  18.5%              $3.97               3/22/09
                                20,000                  18.5%              $2.23              12/31/09

  Rita Cinque Kriss             10,000                   9.3%              $3.97               3/22/09
                                10,000                   9.3%              $2.23              12/31/09

  Angelo Giusti                  2,500                   2.3%              $3.97               3/22/09
                                 2,500                   2.3%              $2.23              12/31/09

               There were no other option grants to Named Executive Officers during the year ended December 31, 1999.


Compensation of Directors

                  As compensation for their services as directors of the Company, effective January 1, 1995, non-employee directors of the Company receive options to purchase the Company's Common Stock pursuant to the Company's 1995 Non-Employee Director Stock Option Plan. The plan provides for annual automatic grants of options to purchase 3,000 shares of Common Stock to each director serving at the time of the grant who is not an officer or employee of the Company. The Chairman and Secretary of the Board (provided they are not officers or employees of the Company) also receive an automatic grant of options to purchase an additional 200 shares, and the chairperson of a Board committee (provided he or she is not an officer or employee of the Company) also receives an automatic grant of options to purchase an additional 100 shares. The exercise price per share for all such options is the fair market value of the shares of Common Stock covered by the option on the date of grant of such option. The term of each option is seven years from the date of grant, and the options vest in three equal installments on the first, second and third anniversaries of the date of grant. Effective January 1, 1998, each non-employee director was to receive a fee of $6,000 payable quarterly at the end of each quarter. As of December 31, 1999, Mr. James Anderson, Mr. Edward Epstein and Mr. Larry Kring each received $6,000. Directors also receive reimbursement of expenses incurred by them in performing their duties and in attending Board meetings, provided such expenses are reasonable and evidenced by appropriate documentation.


Employment Contracts

George Horowitz. The Company and George Horowitz are parties to an employment agreement, dated as of August 1, 1994 (the "Agreement") pursuant to which Mr. Horowitz serves as the President and Chief Executive Officer of the Company, for which Mr. Horowitz was paid an annual base salary of $265,000 through the balance of the Term (as defined below) of the Agreement, unless increased by the Board of Directors on an annual basis during the Term. Mr. Horowitz's annual base salary from March 22, 1999 through December 31, 1999 was $280,000 as approved by the Board of Directors. The initial term of the Agreement expires on July 31, 2000 but continues thereafter for additional one-year periods unless either Mr. Horowitz or the Company gives the other ninety days' prior written notice of non-renewal (as and if so extended, the "Term"). At the discretion of the Board of Directors, the Company may also pay Mr. Horowitz a cash bonus on or before December 31 of any year during the Term. In addition to such base salary and contingent cash bonuses, Mr. Horowitz is entitled to receive an automobile allowance which on August 12, 1996 was modified from $12,000 annually to reimbursement for an automobile commensurate with his position and duties with the Company (to include appropriate insurance), reimbursement for parking expenses which was modified from a limit of $6,000 annually to such amount as is reasonably and customarily charged in the area of the Company's principal offices, health and medical insurance and is entitled to participate in any retirement, life and disability insurance, dental insurance and any bonus, incentive or profit-sharing plans which the Company makes available from time to time to its executives. Mr. Horowitz is also entitled to receive reimbursement of all reasonable out-of-pocket expenses that he actually incurs relating to his services under the Agreement.

      The Agreement also restricts, generally, Mr. Horowitz from disclosing certain confidential information obtained by Mr. Horowitz during the Term for a period of three years following the termination or expiration of the Term, and further restricts Mr. Horowitz from competing with the Company (including soliciting the Company's employees or agents) for a period of one year following the expiration or termination of the Term. The Agreement may be terminated by the Company "for cause" (as defined in the Agreement), and in the event of such termination, or in the event of the voluntary resignation by Mr. Horowitz, the obligations of the Company under the Agreement will terminate (except with respect to certain indemnification, confidentiality and "non-compete" provisions). In the event of the termination of the Agreement by reason of Mr. Horowitz's death, his estate is entitled to receive an amount equal to twice his then-current base salary (which, in the case of Mr. Horowitz's death, may be funded, wholly or partially, by a life insurance policy paid for by the Company, at its option). If the Agreement is terminated for reasons other than Mr. Horowitz's death, voluntary resignation or "for cause, " Mr. Horowitz will be entitled to receive an amount equal to twice his then-current base salary, plus all other amounts due to him under the Agreement through the date of such termination. The Company is the beneficiary of "key-executive" life insurance policies on George Horowitz in the amount of $5,000,000.

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

Report on Repricing of Options

                  On December 31, 1999, the Company's Board of Directors approved the cancellation and replacement grant with a new exercise price of previously granted options under the 1993 Employee Stock Option Plan and the 1995 Non-Employee Directors Option Plan (collectively referred to as the "Option Plans") to its directors as follows:

                                    No. of Option           Original Option
    Director                        Shares                  Exercise Price


    George Horowitz                 15,000                     $11.75
                                    25,000                     $14.25

    James Anderson                   3,200                     $11.75
                                     3,200                     $12.50
                                     3,100                     $14.25

    Rita Cinque-Kriss               10,500                     $11.75
                                    15,000                     $14.75

    Larry Kring                      3,100                     $11.75
                                     3,100                     $12.50
                                     3,100                     $14.75

    Edward Epstein                   3,000                     $12.50
                                     3,000                     $14.75

    Angelo Giusti                    3,000                     $14.75

      The Board of Directors determined that the original option exercise prices shown above were significantly in excess of the then current market price of the Common Stock, and was not fulfilling its designated purpose under their respective Option Plans of providing the various directors incentive to remain in the employ and service of the Company and to stimulate their efforts on behalf of the Company. Accordingly, to restore the purpose for which the options were granted, the exercise price of the options were reduced to $2.23, the average of the high and low trading price of the Common Stock as quoted on the Nasdaq SmallCap Market on December 30, 1999. All replacement options are immediately exercisable and terminate based on their respective original termination date. This action was taken to help restore the incentive value of the options.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and Class A Common Stock as of March 15, 2000 for (i) each of the Company's directors (ii) each of the Company's executive officers (iii) each stockholder known to be the beneficial owner of more than five percent of any class of the Company's voting securities and (iv) all directors and executive officers as a group:

                                                   Beneficial Ownership
                                                        Common, and
                                                    Class A Common (1)

                                                                  Percentage of
Name and Address of                                               Outstanding
Beneficial Owner                                 Number (2)           Stock
----------------                                 ----------           -----
George Q. Horowitz                               624,795(3)          23.7%
        c/o Active Apparel Group, Inc.
        1350 Broadway, Suite 2300
        New York, NY 10018
James K. Anderson                                104,662(4)           4.0%
        4903 163rd Ave., N.E.
        Redmond, WA 98052
Rita Cinque Kriss                                106,033(5)           4.0%
        c/o Active Apparel Group, Inc.
        1350 Broadway, Suite 2300
        New York, NY 10018
Larry Kring                                       29,522(6)           1.1%
        3265 126th Ave., N.E.
        Bellevue, WA 98005
Edward R. Epstein                                 8,867(7)              *
        915 Middle River Drive
        Suite 419
        Fort Lauderdale, FL 33304
Angelo Giusti                                     5,366(8)              *
       19 Deer Path
        Holmdel, NJ 07733

All directors and                               879,245(3)(4)        32.3%
executive officers as a group (6 persons)       (5)(6)(7)(8)

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

(2) As of March 15, 2000, there were outstanding 2,492,581 shares of Common Stock and 100,000 shares of Class A Common Stock. The Class A Common stock, while held by George Horowitz, as they currently are, entitle George Horowitz to five (5) votes for each share held. Thus, while there are 2,592,581 total shares outstanding (not including any unexercised options) this represents 2,992,581 votes.

(3) Consists of (i) 478,128 shares of Common Stock (500 of which are owned by minor children) (ii) 100,000 shares of super-voting Class A Common Stock issued to Mr. George Q. Horowitz in July 1995 in exchange for 112,500 shares of Common Stock and (iii) 46,667 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 15,000 shares granted by the Company at the exercise price of $2.23 per share, which expire on November 3, 2005,
      (B) options to purchase 25,000 shares at an exercise price $2.23 per share, which expire on November 7, 2006, and (C) options to purchase 6,667 shares at an exercise price of $3.97 per share, which expire March 22, 2009.

 (4) Consists of (i) 84,300 shares of Common Stock of which Mr. Anderson owns 44,300 shares of Common Stock with his wife, as joint tenants, and (ii) 20,362 shares of Common Stock issuable upon exercise of options excercisable currently or within 60 days, including

          (A)    839 shares @ $  1.75 expires December 31, 2004
          (B)    839 shares @ $  3.00 expires December 31, 2004
          (C)    839 shares @ $  5.00 expires December 31, 2004
          (D)    839 shares @ $  6.25 expires December 31, 2004
          (E)    4,706 shares @ $  0.85 expires December 31, 2003
          (F)    3,200 shares @ $  2.23 expires November 3, 2002
          (G)    3,200 shares @ $  2.23 expires  January 2, 2003
          (H)    3,100 shares @ $ 2.23 expires January 3, 2004
          (I)    1,733 shares @ $ 3.59 expires  January 2, 2005
          (J)    1,067 shares @ $ 9.38 expires  January 3, 2006

(5) Consists of (i) 77,200 shares of Common Stock and (ii) 28,833 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days including (A) options to purchase 10,500 shares of Common Stock at an exercise price of $2.23 per share, which expire on November 3, 2005 and (B) 15,000 shares of Common Stock at an exercise price of $2.23 per share, which expire on December 13, 2006 and (C) 3,333 shares of Common Stock, at an exercise price of $3.97 per share which expire March 22, 2009.

(6) Consists of (i) 10,338 shares of Common Stock and (ii) 19,184 shares of Common Stock issuable upon the exercise of options currently exercisable or within 60 days, including

          (A)   839 shares @ $  1.75 expires December 31, 2004
          (B)   839 shares @ $  3.00 expires December 31, 2004
          (C)   839 shares @ $  5.00 expires December 31, 2004
          (D)   839 shares @ $  6.25 expires December 31, 2004
          (E)   3,762 shares @ $  0.85 expires December 31, 2003
          (F)   3,100 shares @ $  2.23 expires November 3, 2002
          (G)   3,100 shares @ $  2.23 expires  January 2, 2003
          (H)   3,100 shares @ $ 2.23 expires January 3, 2004
          (I)   1,733 shares @ $ 3.59 expires  January 2, 2005
          (J)   1,033 shares @ $ 9.38 expires  January 3, 2006

(7) Consists of 8,867 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 3,000 shares of Common Stock at an exercise price of $2.23 per share, which expire on January 2, 2003 and (B) options to purchase 3,000 shares of Common Stock at an exercise price of $2.23 per share, which expire on January 3, 2004, (C) 1,800 shares of Common Stock at an exercise price of $3.59 which expire January 2, 2005, (D) 1,067 shares at an exercise price of $9.38 which expire January 3, 2006.

(8) Consists of (i) 700 shares of Common Stock and (ii) 4,666 shares of Common Stock issuable upon exercise of options exercisable currently or within 60 days, including (A) options to purchase 3,000 shares of Common Stock at an exercise price of $2.23 per share, which expire on January 3, 2004 and (B) options to purchase 833 shares of Common Stock at an exercise price of $2.094 per share, which expire on June 6, 2008, (C) 833 shares of Common Stock at an exercise price of $3.97 which expire March 22, 2009.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Edward R. Epstein, a Director, was paid $93,889 for legal services for the year ending December 31, 1999.

      The Company had a promissory  note dated December 23, 1996 with Mr. George
Q. Horowitz, President and Chief Executive Officer of the Company, in the amount of $120,000 that was due July 31, 2000. The unpaid principal bears interest at prime plus 1 1/2%. This note was refinanced on December 31, 1999 in the amount of $91,200 and is due on July 31, 2009.

Item 13.  Exhibits AND REPORTS ON FORM 8-K

(a)   Exhibits


Exhibit                                           Filed     Incorporated By
Index        Description of Document              Herewith  Reference to:
-----        -----------------------              --------  -------------

3.1          Certificate of Incorporation of the            Exhibit 3.(i) of Registration
             Company ("Certificate of                       Statement File No.33-87954 (the
             Incorporation").                               "1995 Registration Statement"

3.2          Bylaws of the Company.                         Exhibit 3.(ii) of the 1995
                                                            Registration Statement

10.1         Trademark License Agreement, dated as          Exhibit 10.1 of the 1995
             of May 20, 1994, between Converse Inc.         Registration Statement
             and the Company.

10.2         License Agreement, dated as of June 1,         Exhibit 10.2 of the 1995
             1992 ("Everlast License"), between             Registration Statement
             Everlast World's Boxing
             Headquarters Corp. ("Everlast") and
             Total Impact, Inc. ("Total Impact").

10.3         First Amendment Agreement to Everlast          Exhibit 10.3 of the 1995
             License, dated as of June 1, 1992,             Registration Statement
             between  Everlast and Total Impact.

10.4         Assignment of Everlast License, dated as       Exhibit 10.4 of the 1995
             of July 7, 1992, between Everlast and          Registration Statement
             the  Company.

10.5         Consent to Assignment of Everlast              Exhibit 10.5 of the 1995
             License, dated as of August 18, 1992, by       Registration Statement
             Everlast to Total Impact.

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

10.12        Services Agreement, dated as of July 7,        Exhibit 10.12 of the 1995
             1992, between the Company and Total            Registration Statement
             Impact.

10.13        Factoring Agreement, dated as of August        Exhibit 10.13 of the 1995
             21, 1992 and as subsequently amended,          Registration Statement
             between the Company and Century
             Business Credit Corporation.

10.14        Lease Agreement, dated as of May 16,           Exhibit 10.14 of the 1995
             1991 ("Lease Agreement), between               Registration Statement
             Total Impact and 1350 Broadway
             Associates.

10.15        Assignment of Lease Agreement, dated           Exhibit 10.15 of the 1995
             as of September 23, 1992, by Total             Registration Statement
             Impact to the Company.

10.16        Memorandum of Agreement of Lease,              Exhibit 10.16 of the 1995
             dated as of September 27, 1993, between        Registration Statement
             the Company and 433 Building Corporation.

10.17        Lease, dated as of July 20, 1994,              Exhibit 10.17 of the 1995
             between the Company and 1350                   Registration Statement
             Broadway Associates.

10.18        Lease, dated as of July 21, 1994,              Exhibit 10.18 of the 1995
             between the Company and 1350                   Registration Statement
             Broadway Associates.

10.19        Form of Registration Rights Agreement,         Exhibit 10.19 of the 1995
             dated as of August 20, 1992, between the       Registration Statement
             Company and the holders of
             Preferred Stock.

10.20        Form of Registration Rights Agreement,         Exhibit 10.20 of the 1995
             dated as of August 20, 1992, between           Registration Statement
             the Company and the holders of
             Common Stock.

10.21        Form of Senior Subordinated Notes of           Exhibit 10.21 of the 1995
             the Company due December 31, 1994.             Registration Statement

10.22        Form of Non-Negotiable Convertible             Exhibit 10.22 of the 1995
             Promissory Notes of the Company due            Registration Statement
             May 31, 1995.


Exhibit                                           Filed     Incorporated By
Index        Description of Document              Herewith  Reference to:
-----        -----------------------              --------  -------------


10.23        Employment Agreement, dated as of              Exhibit 10.23 of the 1995
             August 1, 1994, between the Company            Registration Statement
             and George Horowitz.

10.24        Employment Agreement, dated as of              Exhibit 10.24 of the 1995
             September 1, 1994, between the Company         Registration Statement
             and Donald J Horowitz.

10.25        Employment Agreement, dated as of              Exhibit 10.25 of the 1995
             August 1, 1994, between the Company            Registration Statement
             and Rita Cinque Kriss.

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

10.28        1993 Stock Option Plan of the Company.         Exhibit 10.28 of the 1995
                                                            Registration Statement

10.29        1995 Non-Employee Director Stock               Exhibit 10.29 of the 1996
             Option Plan of the Company, adopted            Form  10-KSB for the year ended
             on October 6, 1995.                            December 31, 1995

10.30        Amendment to 1993 Stock Option Plan            Exhibit 10.30 of the 1996
             of the Company, adopted on October 6,          Form  10-KSB for the year
             1995.                                          ended December 31, 1995

10.31        Amendment dated October 3, 1995 of             Exhibit 10.31 of the 1996 Form
             Trademark License Agreement dated              10-KSB for the year ended
             May 20, 1994 between the Company and           December 31, 1995
             Converse Inc.

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

10.34        Consolidated Amendment Agreement to            Exhibit 10.1 of the Form 8-K filed
             Everlast License, dated as of January 1,       on January 17, 1997
             1997 between Everlast and the
             Company.

10.35        Consolidated Amendment Agreement to            Exhibit 10.2 of the Form 8-K filed
             Canada Everlast License, dated as of           on January 17, 1997
             January 1, 1997 between Everlast and
             the Company.


Exhibit                                           Filed     Incorporated By
Index        Description of Document              Herewith  Reference to:
-----        -----------------------              --------  -------------


10.36        Third Amendment to the Trademark               Exhibit 10.36 of the 1997 Form 10-
             License Agreement, dated as of January         KSB for the year ended December
             7, 1997 between the Company and                31, 1996
             Converse Inc.

10.37        Fourth Amendment to the Trademark              Exhibit 10.37 of the 1997 Form 10-
             License Agreement, dated as of January         KSB for the year ended December 31,
             22, 1997 between the Company and               1996
             Converse Inc.

10.38        Employment Agreement, dated as of              Exhibit 10.38 of the 1997 Form 10-
             September 1, 1996 between the                  KSB for the year ended December
             Company and Donald Horowitz                    31, 1996

10.39        Amendment to Employment Agreement,             Exhibit 10.39 of the 1997 Form 10-
             dated as of August 9, 1996 between the         KSB for the year ended December
             Company and George Horowitz                    31, 1996

10.40        Fifth Amendment to the Trademark               Exhibit 10.40 of the 1999 Form 10-
             License Agreement, dated as of                 KSB for the year ended December
             September 19, 1997 between the                 31, 1998
             Company and Converse Inc.

10.41        Sixth Amendment to the Trademark               Exhibit 10.41 of the 1999 Form 10-
             License Agreement, dated as of April           KSB for the year ended December
             15, 1998 between the Company and               31, 1998
             Converse Inc.

10.42        Amendment to MTV License agreement             Exhibit 10.1 of the Form 10-QSB
             dated as of May 26, 1998 between the           for the Quarter ended September
             Company and MTV Networks                       30, 1998

10.43        Amendment to MTV License agreement             Exhibit 10.43 of the 1999 Form 10-
             dated as of October 22, 1998 between           KSB for the year ended December
             the Company and MTV Networks                   31, 1998

10.44        License Agreement, dated as of October         Exhibit 10.44 of the 1999 Form 10-
             23, 1998 ("Men's License"), between            KSB for the year ended December
             Everlast World's Boxing                        31, 1998

             Headquarters Corp. ("Everlast") and
             the Company

10.45        License Agreement, dated as of October         Exhibit 10.45 of the 1999 Form 10-
             23, 1998 ("Men's License-Canada"),             KSB for the year ended December
             between Everlast World's Boxing                31, 1998

             Headquarters Corp. ("Everlast") and the
             Company

10.46        Lease, dated as of November 1, 1999,       X
             between the Company and
             1350 Broadway Associates

10.47        Promissory Note dated December 31,         X
             1999 with George Q. Horowitz due July
             31, 2009


Exhibit                                           Filed     Incorporated By
Index        Description of Document              Herewith  Reference to:
-----        -----------------------              --------  -------------


10.48        Lease, dated as of February 1, 2000,
             between the Company and 1350
             Broadway Associates                       X

10.49        Consent from Berenson & Co. LLP
             regarding incorporation by
             reference of their report dated
             January 21, 2000 in the Form S-8          X
27           Financial Data Schedule                   X

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the last quarter of 1999.

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACTIVE APPAREL GROUP, INC.


                                        By: /s/ George Horowitz
                                            -----------------------------------
                                            George Horowitz
                                            Chairman and Chief Executive Officer


Dated: March 17, 1999

      In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    March 17, 2000      /s/ George Horowitz
                        --------------------------------
                        George Horowitz (Chairman; Chief
                        Executive Officer;  Chief Financial Officer;
                        principal  executive  officer,
                        and principal  accounting officer)

    March 17, 2000
                        /s/ James Anderson
                        ---------------------------------
                        James Anderson (Director)

    March 17, 2000      /s/ Rita Cinque Kriss
                        ---------------------------------
                        Rita Cinque Kriss (Executive Vice President
                        and Director)

    March 17, 2000     /s/ Larry Kring
                       -----------------------------------
                        Larry Kring (Director)

    March 17, 2000     /s/ Edward Epstein
                       -----------------------------------
                       Edward Epstein (Director)

    March 17, 2000     /s/ Angelo Giusti
                       -----------------------------------
                       Angelo Giusti (Director)

                          ACTIVE APPAREL GROUP, INC.


                             FINANCIAL STATEMENTS


                               DECEMBER 31, 1999

ITEM 7:  FINANCIAL STATEMENTS



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


Notes to Financial Statements                                             6f-14f

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Active Apparel Group, Inc.
New York, NY


We have audited the accompanying balance sheet of Active Apparel Group, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active Apparel Group, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


/S/ Berenson & Co. LLP


New York, NY
January 21, 2000

                                                                         Page 2f
                           ACTIVE APPAREL GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                                   A S S E T S

Current assets:
   Cash and cash equivalents                                                      $   239,096
   Due from factor                                                                  1,549,047
   Inventory                                                                        5,240,152
   Prepaid expenses and other current assets                                          379,840
   Deferred tax asset                                                                 155,399
                                                                                 ------------
         Total current assets                                                       7,563,534

Note receivable, officer                                                               91,200
Property and equipment, net                                                           419,954
Security deposits and other assets                                                    199,510
                                                                                 ------------

                                                                                   $8,274,198
                                                                                 ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $1,479,081
   Accrued expenses and other current liabilities                                     234,389
                                                                                 ------------
         Total liabilities, all current                                             1,713,470
                                                                                 ------------
Commitments

Stockholders' equity:
   Common stock, par value $.002; 10,000,000 shares authorized;
     2,666,581  issued;  2,492,581 outstanding                                          5,333
   Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000
   Paid-in capital                                                                  6,136,341
   Retained earnings                                                                1,145,273
                                                                                  -----------
                                                                                    7,287,947
   Less treasury stock, at cost (174,000 common shares)                               727,219
                                                                                 ------------
                                                                                    6,560,728
                                                                                 ------------
                                                                                   $8,274,198
                                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                                                                         Page 3f

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF OPERATIONS


                                                                       Years ended
                                                                       December 31,
                                                              1 9 9 9             1 9 9 8
                                                          ----------------    ----------------

Net sales                                                      $24,464,139         $15,011,926

Cost of goods sold                                              14,578,376           9,483,591
                                                              ------------       -------------

Gross profit                                                     9,885,763           5,528,335
                                                             -------------       -------------

Operating expenses:
   Selling and shipping                                          5,871,751           3,637,729
   General and administrative                                    2,024,539           1,911,621
   Financial expenses                                              557,627             413,713
                                                            --------------      --------------
                                                                 8,453,917           5,963,063
                                                             -------------       -------------

Income (loss) before provision
  for (recovery of) income taxes                                 1,431,846            (434,728)

Provision for (recovery of) income taxes                           615,694            (194,093)
                                                            --------------      --------------

Net income (loss)                                            $     816,152       $    (240,635)
                                                             =============       =============


Basic earnings per share                                        $.31                 $(.09)
                                                                ====                 =====



    The accompanying notes are an integral part of the financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                             Class A
                                                                                Common stock               common stock
                                                                         Shares           Amount       Shares          Amount
                                                                         ------           ------       ------          ------

Balance, January 1, 1998                                                 2,469,375       $5,283        100,000       $1,000

Stock options exercised                                                     24,706           50         -            -

Purchase of treasury stock                                                  (1,500)      -              -            -

Net loss, year ended December 31, 1998                                      -            -              -            -
                                                                   ---------------   ----------    -----------   ----------

Balance, December 31, 1998                                               2,492,581        5,333        100,000        1,000

Net income, year ended December 31, 1999                                    -            -              -            -
                                                                  ----------------   ----------   ------------   ----------

Balance, December 31, 1999                                               2,492,581       $5,333        100,000       $1,000
                                                                         =========       ======        =======       ======



    The accompanying notes are an integral part of the financial statements.

                                                                         Page 4f



        Paid-in           Retained                Treasury stock
        capital           earnings          Shares             Amount          Total
        -------           --------          ------             ------          -----

        $6,124,891        $   569,756       172,500          $(725,625)        $5,975,305

            11,450             -             -                  -                  11,500

              -                -              1,500             (1,594)            (1,594)

              -              (240,635)       -                  -                (240,635)
    ----------------      -----------   -----------     --------------       ------------

         6,136,341            329,121       174,000           (727,219)         5,744,576

              -               816,152        -                  -                 816,152
    ----------------     ------------  ------------    ---------------       ------------

        $6,136,341         $1,145,273       174,000          $(727,219)        $6,560,728
        ==========         ==========       =======          =========         ==========

                                                                         Page 5f

                           ACTIVE APPAREL GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                       Years ended
                                                                                                       December 31,
                                                                                           -------------------------------
                                                                                               1 9 9 9             1 9 9 8
                                                                                           --------------      --------------
Cash flows from operating activities:
   Net income (loss)                                                                          $   816,152         $  (240,635)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Bad debts                                                                                     55,000             -
     Depreciation                                                                                 145,619             125,873
     Deferred tax benefit                                                                         (49,269)            (18,077)
     Changes in assets (increase) decrease:
       Refundable income taxes                                                                    284,478            (130,978)
       Due from factor                                                                            338,198            (230,962)
       Inventory                                                                               (2,213,911)            821,315
       Prepaid expenses and other current assets                                                  (80,018)             (3,849)
       Security deposits and other assets                                                          70,833              (9,002)
     Changes in liabilities increase (decrease):
       Accounts payable and accrued expenses and
        other current liabilities                                                                 855,684            (110,748)
                                                                                             ------------        ------------
              Net cash provided by operating activities                                           222,766             202,937
                                                                                             ------------        ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                         (205,340)            (79,414)
   Note receivable, officer                                                                        28,800              -
                                                                                            -------------   -----------------
              Net cash used by investing activities                                              (176,540)            (79,414)
                                                                                             ------------       -------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                      -                   (1,594)
   Proceeds from stock options exercised                                                           -                   11,500
                                                                                       ------------------       -------------
         Net cash provided by financing activities                                                 -                    9,906
                                                                                       ------------------      --------------

Net increase in cash and cash equivalents                                                          46,226             133,429
Cash and cash equivalents, beginning of year                                                      192,870              59,441
                                                                                             ------------       -------------

Cash and cash equivalents, end of year                                                        $   239,096         $   192,870
                                                                                              ===========         ===========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest                                                                                 $   279,804         $   120,950
     Income taxes                                                                                 433,959              88,584

    The accompanying notes are an integral part of the financial statements.

                                                                         Page 6f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

1.    Nature of business:

      Active Apparel Group, Inc. (the "Company") is a distributor of licensed women's and men's activewear, sportswear, and swimwear, throughout the United States and Canada.

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

         ii.   Due from factor and accounts payable:

               The carrying amounts of due from factor and accounts payable approximate its fair values because of the short maturities of these instruments.

                                                                         Page 7f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


2.    Significant accounting policies: (Continued)

      e. Advertising expense:

          The Company expenses advertising costs as they are incurred.

          As of December 31, 1999 and 1998, the Company had incurred advertising and promotional expenses of $794,259 and $657,505, respectively.

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

      g.  Accounting for stock based compensation:

          The Company applies APB Opinion 25 to account for employee stock option plans (note 8). Accordingly, no compensation cost has been recognized in 1999 and 1998. Had compensation cost been determined on the basis of FASB Statement 123, net income (loss) and earnings per share would have been reduced as follows:

                                                 1 9 9 9         1 9 9 8
                                               -----------     ------------
                   Net income (loss):
                        As reported              $816,152       $(240,635)
                                                 ========       =========

                        Pro forma                $758,392       $(297,068)
                                                 ========       =========

                   Basic earnings per share:
                        As reported               $.31             $(.09)
                                                  ====             =====

                        Pro forma                 $.29             $(.12)
                                                  ====             =====

                                                                         Page 8f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

      Substantially all of the Company's accounts receivable are assigned without recourse to a commercial factor. The amount due from the factor represents net sales assigned in excess of advances received. The amount due from the factor is net of a provision for future chargebacks of $62,317 at December 31, 1999. Interest is charged at 1% above prime on advances. This factoring arrangement is collateralized by the Company's accounts receivable.

4.    Property and equipment:

             Furniture and fixtures                             $178,104
             Machinery and equipment                             666,122
             Leasehold improvements                               69,030
                                                               ---------
                                                                 913,256
             Less accumulated depreciation and amortization      493,302
                                                               ---------
                                                                $419,954
                                                               =========

5.    Note receivable, officer:

      The Company had a promissory note dated December 23, 1996 with the President and Chief Executive Officer in the amount of $120,000 that was due July 31, 2000. At December 31, 1999, this note was refinanced at its outstanding balance of $91,200 with the term extended through July 31, 2009. The unpaid principal bears interest at prime plus 1-1/2%.

                                                                         Page 9f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


6.    Commitments:

      a.  License agreements:

          Revenues are generated principally from the sale of licensed merchandise. The Company is the licensee on seven agreements which provide for certain royalty payments and charges. Pursuant to five of the agreements (with the same licensor), the Company is required to pay a royalty of 6% of net sales, on licensed merchandise sold in the U.S. and Canada, and to spend 2 1/2% of annual net sales on advertising. The original two agreements with this licensor expired December 31, 1996. Effective January 1, 1997, the agreements were amended to reflect a new expiration date of December 31, 2002 with two five year renewal options, subject to minimum sales requirements, available to the Company. Effective January 1, 1999, the Company entered into two new agreements with this licensor covering the period January 1, 1999 to December 31, 2001 with two five-year renewal options, subject to minimum sales requirements, available to the Company. The agreements provide for minimum guaranteed payments annually. Future minimum guaranteed payments are approximately as follows:

                                                    United States                       Canada
                                               Royalty      Advertising         Royalty       Advertising
               Twelve months ending
                 December 31,  2000          $   980,000       $408,000         $228,000      $  95,000
                               2001            1,149,000        479,000          291,000        121,000
                               2002              779,000        325,000          154,000         64,000

          The amounts for Canada are presented in U.S. dollars assuming an exchange rate of $.69.

          The Company is required to maintain a standby letter of credit equal to the annual minimum royalties due per the licensing agreements or a cash deposit in varying amounts. At December 31, 1999, the Company maintained deposits of $135,000 for the US agreements and CN$40,000 for the Canadian agreements.

          The sixth and seventh license agreements expired on March 31, 1999 and
          June  30,  1999,  respectively.   The  Company  did  not  renew  these
          agreements.

          Royalty expense for the years ended December 31, 1999 and 1998 was approximately $1,309,000 and $809,000, respectively.

                                                                        Page 10f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



6.    Commitments: (Continued)

      b.  Lease commitments:

          The Company has three leases for office and showroom space, one of which will expire April 30, 2000 and the other two will expire on April 30, 2005.

          At December 31, 1999, future minimum rental payments required under the noncancelable leases are approximately as follows:

             Twelve months ending December 31,   2000                  $215,000
                                                 2001                   225,000
                                                 2002                   229,000
                                                 2003                   243,000
                                                 2004                   243,000
                                           Thereafter                    81,000

          Rent expense for the years ended December 31, 1999 and 1998 was approximately $206,000 and $197,000, respectively.

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

               Effective January 1, 2000, the Board of Directors increased the annual base salary of the President and Chief Executive Officer to $320,000.

               The agreement also includes a noncompete clause for a period of one year following its expiration or termination.

                                                                        Page 11f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998




6.    Commitments: (Continued)

      c.  Employment agreements: (Continued)

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

8.    Stock options:

      The Company has three stock option plans; the stock option plan, the 1993 stock option plan and the 1995 non-employee director stock option plan. Pursuant to the stock option plan, grants were awarded in 1993 to four individuals for services performed regarding the private offering of preferred stock. These options are exercisable at $.375 for a term of five years through September 30, 1998. All unexercised options were cancelled in 1998. Under the 1993 stock option plan, a maximum of 443,900 shares may be granted by the Company.

      The option price of shares designated as nonqualified shall be determined by the Board of Directors each year for the following year at 85% of fair market value and in the case of incentive stock options will be no less than the fair market value of the shares on the date of the grant.

                                                                        Page 12f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



8.    Stock options (Continued):

      The 1995 non-employee director stock option plan provides for automatic grants of options to purchase 3,000 shares and thereafter yearly grants to purchase 3,000 shares of common stock to each active director serving on the Board at the time of the grant who is not an officer or employee of the Company. The Director Plan provides additional grants of options to non-employee directors of 100 shares to the Chairman of a committee and 200 shares to the Chairman and Secretary of the Board of Directors.

      Effective December 31, 1999, the Company granted 93,300 options pursuant to the 1993 stock option plan and the 1995 non-employee director stock plan to certain key employees and directors. The options were granted in exchange for the employees and directors cancellation of the same number of previously granted options which had a higher exercise price. The options granted have an effective exercise price of $2.23.

      The exercise price for options granted is the fair market value of the shares of common stock on the date of the grant. The term of each option is seven years from the date of the grant.

                                                                      S H A R E S
                                                           1993           1995
                                                Stock     stock          non-employee
                                                option    option        director stock                    Option exercise
                1 9 9 9                         plan      plan           option plan       Total             prices
          -------------------                 --------  ----------     ----------------   ---------  --------------------

      Outstanding at January 1,                   -        195,979          35,700          231,679       $ .85 - $14.75
      Granted                                     -        176,000          46,800          222,800       $2.23 - $ 9.38

      Cancelled                                   -         86,300          27,800          114,100       $2.09 - $14.75

      Exercised                                   -         -               -                -                  -
                                                ------------------     -----------

      Outstanding at December 31,                 -        285,679          54,700          340,379       $ .85 - $ 9.38
                                                ======     =======          ======          =======

      Exercisable at December 31,                 -        166,976          24,566          191,542       $ .85 - $ 6.25
                                                ======     =======          ======          =======

                                                                        Page 13f

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


8.    Stock options: (Continued)

                                                                    S H A R E S
                                     ------------------------------------------------------------------------------
                                                    1993            1995
                                       Stock       stock          non-employee
                                      option      option         director stock                 Option exercise
            1 9 9 8                   plan        plan            option plan      Total              prices
      -------------------            --------   ----------      ---------------   ---------  ----------------------

      Outstanding at
        January 1                     48,700      243,187            27,800        319,687     $  .38  -    $14.75
      Granted                         -            16,000             7,900         23,900     $ 2.09  -    $ 3.59
      Cancelled                       28,700       58,502            -              87,202     $  .38  -    $ 5.38
      Exercised                       20,000        4,706            -              24,706     $  .38  -    $  .85
                                      ------     --------        ----------       --------
      Outstanding at
        December 31                   -           195,979            35,700        231,679     $  .85  -    $14.75
                                      ======      =======            ======        =======
      Exercisable at
        December 31                   -           165,647            16,567        182,214     $  .85  -    $14.75
                                      ======      =======            ======        =======

9. Income taxes:

      a. For the year ended December 31, 1999 and 1998, the Company had a provision for (recovery of) income taxes consisting of the following:

                                                                            1 9 9 9            1 9 9 8
                                                                          ------------       -----------
               Current tax provision (recovery):
                   Federal                                                    $525,785         $(123,815)
                   State and local                                             139,178           (53,891)
                   Foreign                                                      -                  1,690
                                                                       ---------------      ------------
                                                                               664,963          (176,016)
               Deferred tax benefit:
                   Federal                                                     (38,957)          (13,015)
                   State and local                                             (10,312)           (5,062)
                                                                            ----------      ------------

               Income tax provision (recovery)                                $615,694         $(194,093)
                                                                              ========         =========

          The deferred tax benefit primarily consists of the utilization of net operating loss carryforwards.

      b. The deferred tax asset primarily consists of the temporary difference between the book and tax basis of inventory.

                                                                        Page 14f
                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


10. Economic dependency:

      For the year ended December 31, 1999, three customers accounted for approximately 39% of sales. For the year ended December 31, 1998, four customers accounted for approximately 48% of sales.

11. Geographic data:

      Geographic information for net sales is as follows:

                                                                          1 9 9 9              1 9 9 8
                                                                     ----------------     ----------------

                        U.S.                                              $22,331,244          $13,680,460
                        Canada                                              2,075,649            1,234,441
                        Other foreign countries                                57,246               97,025
                                                                       --------------       --------------

                                                                          $24,464,139          $15,011,926
                                                                          ===========          ===========

12. Earnings per share:

      Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the year.

      Diluted earnings per share is not presented for December 31, 1999 because it is not materially dilutive. Diluted earnings per share is not presented for December 31, 1998 because it is anti-dilutive.

                                                                                     1 9 9 9            1 9 9 8
                                                                                    ----------       -------------
          Basic earnings per share:
               Net income (loss) available for common stock                           $816,152          $ (240,635)
                                                                                      ========          ==========

          Weighted average common stock outstanding                                  2,592,581           2,592,155
                                                                                     =========          ==========

          Basic earnings per share                                                        $.31               $(.09)
                                                                                          ====                =====

13. Financial expenses:

      Included in financial expenses is interest expense of $279,804 and $120,950 for the years ended December 31, 1999 and 1998, respectively.