Form 10QSB
period 2000-03-31
ACTIVE APPAREL GROUP INC
filed 2000-04-18
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

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

                         Yes  /X/              No  / /

         The number of common equity shares outstanding as of April 18, 2000 was 2,492,581 shares of Common Stock, $.002 par value, and 100,00 shares of Class A Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

                         Yes  / /              No  /X/


                                   Form 10-QSB

                                      INDEX








PART I.  FINANCIAL INFORMATION                                              Page


  Item 1.  Financial Statements

                 Balance Sheets                                               3

                 Statements of Income                                         4

                 Statements of Changes in Stockholders' Equity                5

                 Statements of Cash Flows                                     6

                 Notes to Financial Statements                                7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                 8-9



PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   10


SIGNATURE                                                                    11

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS

                                                                    March  31,         December  31,
                                                                     2 0 0 0              1 9 9 9
                                                                   -------------       ------------
                                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $   249,935          $   239,096
  Due from factor                                                    1,956,473            1,549,047
  Inventory                                                          5,260,371            5,240,152
  Prepaid expenses and other current assets                            539,505              379,840
  Deferred tax asset                                                   155,399              155,399
                                                                  ------------         ------------
          Total current assets                                       8,161,683            7,563,534

Note receivable, officer                                                88,800               91,200
Property and equipment, net                                            440,471              419,954
Security deposits and other assets                                     302,111              199,510
                                                                  ------------          -----------

                Total Assets                                        $8,993,065           $8,274,198
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $1,546,941            1,479,081
  Accrued expenses and other current liabilities                       474,038              234,389
                                                                   -----------         ------------
          Total liabilities, all current                             2,020,979            1,713,470
                                                                     ---------        -------------


Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,492,581 outstanding                 5,333                5,333
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                   1,000                1,000
  Paid-in capital                                                    6,136,341            6,136,341
  Retained earnings                                                  1,556,631            1,145,273
                                                                 -------------          -----------
                                                                     7,699,305            7,287,947
  Less treasury stock, at cost (174,000 common shares)                (727,219)            (727,219)
                                                                   -----------          -----------
          Total Stockholders' Equity                                 6,972,086            6,560,728
                                                                   -----------           ----------

                Total Liabilities and Stockholders' Equity          $8,993,065           $8,274,198
                                                                    ==========           ==========


                                      - 3 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                              STATEMENTS OF INCOME

                                                             Three months ended
                                                                 March 31,

                                                     2 0 0 0                  1 9 9 9
                                                   ----------              ----------
                                                   (Unaudited)             (Unaudited)

Net sales                                           $8,000,003             $5,534,448

Cost of goods sold                                   4,872,883              3,279,086
                                                    ----------              ---------

Gross profit                                         3,127,120              2,255,362
                                                    ----------              ---------

Operating expenses:
  Selling and shipping                               1,694,435              1,289,987
  General and administrative                           533,671                458,691
  Financial expenses, including interest
    expense of $99,403 and $38,046 for the
    three months ended March 31, 2000 and
    1999                                               177,860                 97,978
                                                     ---------                 ------

                                                     2,405,966              1,846,656
                                                    ----------              ---------

Income before provision for income taxes               721,154                408,706

Provision for income taxes                             309,796                176,000
                                                    ----------                -------

Net income                                          $  411,358             $  232,706
                                                    ==========             ==========

Basic earnings per share                                  $.16                   $.09
                                                          ====                   ====


                                      - 4 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2000 and 1999


                                                               Class A
                                      Common Stock           Common Stock
                                   Shares      Amount     Shares      Amount  Paid in Capital
                                   ------      ------     ------      ------  ---------------
Balance, December 31, 1998       2,492,581     $5,333     100,000     $1,000     $6,136,341

Net income - three months
ended March 31, 1999                     -          -           -          -              -
                                 ---------     ------     -------     ------     ----------
Balance, March 31, 1999          2,492,581     $5,333     100,000     $1,000     $6,136,341
                                 =========     ======     =======     ======     ==========

Balance, December 31, 1999       2,492,581     $5,333     100,000     $1,000     $6,136,341

Net income - three months
ended March 31, 2000                     -          -           -          -              -
                                 ---------     ------     -------     ------     ----------
Balance, March 31, 2000          2,492,581     $5,333     100,000     $1,000     $6,136,341
                                 =========     ======     =======     ======     ==========

                                                      Treasury Stock
                                                       Common Stock
                                Retained earnings   Shares      Amount        Total
                                -----------------   ------      ------        -----

Balance, December 31, 1998          $329,121        174,000   $(727,219)    $5,744,576

Net income - three months
ended March 31, 1999                 232,706              -           -        232,706
                                    --------        -------   ----------    ----------
Balance, March 31, 1999             $561,827        174,000   $(727,219)    $5,977,282
                                    ========        =======   ==========    ==========

Balance, December 31, 1999        $1,145,273        174,000   $(727,219)    $6,560,728

Net income - three months
ended March 31, 2000                 411,358              -           -        411,358
                                    --------        -------   ----------    ----------
Balance, March 31, 2000           $1,556,631        174,000   $(727,219)    $6,972,086
                                  ==========        =======   ==========    ==========


                                       -5-
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                  Three months ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                              2 0 0 0           1 9 9 9
                                                                              -------           -------
                                                                            (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income                                                                $411,358           $232,706
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                           40,344             32,244
       Amortization                                                                -              1,429
Changes in assets (increase) decrease:
       Refundable income taxes                                                     -             70,391
       Due from factor                                                      (407,426)          (248,508)
       Inventory                                                             (20,219)          (231,251)
       Prepaid expenses and other current assets                            (159,665)           (67,249)
Security deposits and other assets                                          (102,601)          (102,796)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities                        239,649            350,754
       Accounts payable                                                       67,860            (20,982)
                                                                              ------            --------
                        Net cash provided by operating activities             69,300             16,738
                                                                              ------             ------

Cash flows used by investing activities:
  Notes receivable, officer                                                    2,400                  -
  Acquisition of property and equipment                                      (60,861)           (20,953)
                                                                           ----------           --------
                        Net cash used in investing activities:               (58,461)           (20,953)
                                                                             --------           --------

Net increase (decrease) in cash and cash equivalents                          10,839             (4,215)
Cash and cash equivalents, beginning of period                               239,096            192,870
                                                                             -------            -------

Cash and cash equivalents, end of period                                    $249,935           $188,655
                                                                            ========           ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                               $  99,403          $  38,046
    Income taxes                                                             110,500                  -


                                      - 6 -
                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999


1.       The Company and basis of presentation:

         The financial statements presented herein as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are not presented for March 31, 2000 and 1999 because they are not materially dilutive.

         The number of shares used in the computation of basic earnings per share was 2,592,581 at March 31, 2000 and 1999.

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

General

         The Company is a designer, marketer and supplier of women's and men's activewear, sportswear, swimwear and accessories. The Company sells its principal product collections under the Everlast brand name through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 20,000 retail locations, most of which are located throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers.

         The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

         Net sales increased to $8,000,003 for the three months ended March 31, 2000 from $5,534,448 for the three months ended March 31, 1999, an increase of $2,465,555 or 44.5%. This increase in sales was principally attributable to increased sales volume of the Company's men's and women's products through continued market penetration.

         Gross profit increased to $3,127,120 for the three months ended March 31, 2000 from $2,255,362 for the three months ended March 31, 1999, an increase of $871,758 or 38.7%. Gross profit decreased as a percentage of net sales to 39.1% from 40.8%. This decrease as a percentage of net sales was primarily due to lower prices received for the Company's products due to product mix.

         Selling and shipping expenses increased to $1,694,435 for the three months ended March 31, 2000 from $1,289,987 for the three months ended March 31, 1999, an increase of $404,448 or 31.4%. Selling and shipping expenses as a percentage of net sales decreased to 21.2% from 23.3%. The decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

         General and administrative expenses increased to $533,671 for the three months ended March 31, 2000 from $458,691 for the three months ended March 31, 1999, an increase of $74,980, or 16.3%. General and administrative expenses as a percentage of net sales decreased to 6.7% from 8.3%. The decrease as a percentage of net sales was primarily attributable to the relative fixed nature of general and administrative expenses.

         Financial expenses increased to $177,860 for the three months ended March 31, 2000 from $97,978 for the three months ended March 31, 1997, an increase of $79,882, or 81.5%. Financial expenses as a percentage of net sales increased to 2.2% from 1.8%. This increase was attributable to an increase in the Company's net borrowings and fees paid to the Company's factor for the three months ended March 31, 2000 versus the comparable period in 1999.

         Operating income increased to $721,154 for the three months ended March 31, 2000 from $408,706 for the three months ended March 31, 1999, an increase of $312,448, or 76.4% for the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 9.0% for the three months ended March 31, 2000 as compared to 7.4% for the three months ended March 31, 1999. This increase was primarily due to increased net sales as it relates to the fixed nature of operating expenses.

         The Company incurred a tax provision of $309,796 for the three months ended March 31, 2000 as compared to $176,000 for the three months ended March 31, 1999, an increase of $133,796. This income tax increase is in proportion to the increase in the Company's income.

         The Company had net income of $411,358 for the three months ended March 31, 2000 as compared to $232,706 for the three months ended March 31, 1999, an increase of $178,652, or 76.8% for the reasons stated in the preceding paragraphs.

Liquidity and Capital Resources

         Net cash provided by operating activities for the three months ended March 31, 2000 was $69,300 compared to $16,738 for the three months ended March 31, 1999. This increase was primarily attributable to an increase in net income. Net cash used for investing activities for the three months ended March 31, 2000 was $58,461 compared to $20,953 for the three months ended March 31, 1999. The increase was attributable to the purchase of fixed assets.

         During the three months ended March 31, 2000, the Company's primary need for funds was to finance working capital for the growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At March 31, 2000, working capital was $6,140,704 compared to $5,136,630 at March 31, 1999 an increase of $1,004,074

         Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by the factor to the Company. At March 31, 2000, due from factor was $1,956,473 as compared to $2,135,753 at March 31, 1999. This decrease is the result of an increase in borrowings for the acquisition of inventory. The Company's inventory increased to $5,260,371 at March 31, 2000 as compared to $3,257,492 at March 31, 1999 due to an increase in booked and anticipated orders.

         The Company anticipates it will retain a net receivable position with the factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, creating sufficient working capital to fund the Company's continued growth through 2000. If a positive cash flow does not occur, borrowings with the factor will increase.


Year 2000 Compliance

         The Company experienced no disruptions to its normal operations related to Year 2000 failures. The Company believes that its computer systems are Year 2000 compliant. If Year 2000 related failures do occur, the Company believes that they will not have a material impact on the Company's results of operations, liquidity or financial condition.

PART II.   OTHER INFORMATION


    Item 6.Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit 27 - Financial Data Schedule

        (b)    Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ACTIVE APPAREL GROUP, INC.



Date: April 18, 2000                   By: /s/ George Q Horowitz
     ---------------                       -------------------------
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