Form 10QSB
period 2000-06-30
ACTIVE APPAREL GROUP INC
filed 2000-07-26
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to _______________

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

                 Yes  /X/                      No / /
                                                          -----

         The number of common equity shares outstanding as of July 21, 2000 was 2,492,581 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

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


                                       2 -

                                     PART 1
                              FINANCIAL INFORMATION

Item 1: Financial statements

                           ACTIVE APPAREL GROUP, INC.

                                 BALANCE SHEETS

                                                                June 30,               December  31,
                                                                2 0 0 0                   1 9 9 9
                                                              -----------              -------------
                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                   $   339,170                 $   239,096
  Due from factor                                               3,504,618                   1,549,047
  Inventory                                                     5,115,244                   5,240,152
  Prepaid expenses and other current assets                       475,351                     379,840
  Deferred tax asset                                              155,399                     155,399
                                                             ------------                 -----------
          Total current assets                                  9,589,782                   7,563,534

Note receivable, officer                                           86,400                      91,200
Property and equipment, net                                       460,656                     419,954
Security deposits and other assets                                309,679                     199,510
                                                             ------------                 -----------

                Total Assets                                  $10,446,517                  $8,274,198
                                                              ===========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $2,295,231                 $ 1,479,081
  Accrued expenses and other current liabilities                  728,299                     234,389
                                                                ---------                 -----------
          Total liabilities, all current                        3,023,530                   1,713,470
                                                                ---------                 -----------

Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,492,581 outstanding            5,333                       5,333
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding              1,000                       1,000
  Paid-in capital                                               6,136,341                   6,136,341
  Retained earnings                                             2,007,532                   1,145,273
                                                             ------------                 -----------
                                                                8,150,206                   7,287,947
  Less treasury stock, at cost (174,000 common shares)           (727,219)                   (727,219)
                                                              -----------                 -----------
          Total Stockholders' Equity                            7,422,987                   6,560,728
                                                              -----------                  ----------

                Total Liabilities and Stockholders' Equity    $10,446,517                  $8,274,198
                                                              ===========                  ==========

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.
                              STATEMENTS OF INCOME


                                                                Six months ended                     Three months ended
                                                                    June 30,                               June 30,
                                                       ----------------------------------           --------------------

                                                           2 0 0 0              1 9 9 9            2 0 0 0           1 9 9 9
                                                           -------              -------           ---------          -------
                                                         (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)

Net sales                                                $16,184,470          $11,148,223         $8,184,467        $5,613,775
Cost of goods sold                                         9,838,387            6,493,991          4,965,504         3,214,905
                                                           ---------            ---------          ---------         ---------

Gross profit                                               6,346,083            4,654,232          3,218,963         2,398,870
                                                           ---------            ---------          ---------         ---------

Operating expenses:
  Selling and shipping                                     3,400,307            2,639,989          1,705,871         1,350,002
  General and administrative                               1,061,199              988,711            527,528           530,020
  Financial expenses, including interest
    expense of $214,715 and $100,349 for
    the six months ended June 30, 2000 and 1999              371,845              212,718            193,985           114,740
                                                           ---------            ---------          ---------        ----------

                                                           4,833,351            3,814,418          2,427,384         1,994,762
                                                           ---------            ---------          ---------         ---------

Income before provision for income taxes                   1,512,732              812,814            791,579           404,108

Provision for income taxes                                   650,473              349,648            340,677           173,648
                                                         -----------           ----------        -----------       -----------

Net income                                               $   862,259          $   463,166        $   450,902        $  230,460
                                                         ===========          ===========        ===========        ==========

Basic earnings per share                                        $.33                 $.18               $.17              $.09
                                                                ====                 ====               ====              ====

Diluted earnings per share                                      $.32                 $.18               $.16              $.09
                                                                ====                 ====               ====              ====

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2000 and 1999

                                                                Class A
                                     Common Stock             Common Stock
                                   Shares       Amount     Shares       Amount  Paid in Capital  Retained Earnings

Balance, December 31, 1998       2,492,581     $5,333      100,000      $1,000     $6,136,341        $329,121

Net income - six months
ended June 30, 1999                      -          -            -          -               -         463,166
                                 ---------     ------      -------      ------     ----------      ----------
Balance, June 30, 1999           2,492,581     $5,333      100,000      $1,000     $6,136,341        $792,287
                                 =========     ======      =======      ======     ==========        ========

Balance, December 31, 1999       2,492,581     $5,333      100,000      $1,000     $6,136,341      $1,145,273

Net income - six months
ended June 30, 2000                      -          -            -           -              -         862,259
                                 ---------     ------      -------      ------     ----------      ----------
Balance, June 30, 2000           2,492,581     $5,333      100,000      $1,000     $6,136,341      $2,007,532
                                 =========     ======      =======      ======     ==========      ==========


                                        Treasury Stock
                                    Shares         Amount        Total
                                    ------         ------        -----

Balance, December 31, 1998         174,000       $(727,219)    $5,744,576

Net income - six months
ended June 30, 1999                      -               -        463,166
                                   -------       ---------     ----------
Balance, June 30, 1999             174,000       $(727,219)    $6,207,742
                                   =======       ==========    ==========

Balance, December 31, 1999         174,000       $(727,219)    $6,560,728

Net income - six months
ended June 30, 2000                      -               -        862,259
                                   -------       ---------     ----------
Balance, June 30, 2000             174,000       $(727,219)    $7,422,987
                                     =======     ==========    ==========


                                       -5-
      See accompanying notes to financial statements.financial statements.

                           ACTIVE APPAREL GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                      Six months ended
                                                                           June 30,
                                                                   2 0 0 0           1 9 9 9
                                                                   -------           -------
                                                                  (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net income                                                  $    862,259      $    463,166
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                 80,688            64,488
       Amortization                                                      -             2,857
Changes in assets (increase) decrease:
       Refundable income taxes                                           -           284,478
       Due from factor                                          (1,955,571)           71,410
       Inventory                                                   124,908        (1,164,882)
       Prepaid expenses and other current assets                   (95,511)         (185,694)
       Deferred tax asset                                                -          (130,870)
       Security deposits and other assets                         (110,169)          (34,108)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities              493,910           420,464
       Accounts payable                                            816,150           284,758
                                                                   -------           -------
                  Net cash provided by operating activities    $   216,664      $     76,067
                                                                   -------      ------------

Cash flows from investing activities:
  Notes receivable, officer                                          4,800                -
  Acquisition of property and equipment                           (121,390)         (81,360)
                                                               -----------         --------
                  Net cash used by investing activities:          (116,590)         (81,360)


Net increase (decrease) in cash and cash equivalents               100,074           (5,293)
Cash and cash equivalents, beginning of period                     239,096          192,870
                                                                   -------          -------

Cash and cash equivalents, end of period                          $339,170      $   187,577
                                                                  ========      ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $ 214,715      $   100,349
    Income taxes                                                   310,420                -

                See accompanying notes to financial statements.

                           ACTIVE APPAREL GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999





1.       Active Apparel Group, Inc. (the "Company") and basis of presentation:

         The financial statements presented herein as of June 30, 2000 and for the six months and the three months ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.


2.       Earnings per share:

         Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming the exercise of dilutive stock options. For purposes of the diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock on June 30, 2000 and 1999.

         The number of shares used in the computation of basic earnings per share was 2,592,581 at June 30, 2000 and 1999. The number of shares used in the computation of diluted earnings per share was 2,657,738 and 2,605,942 at June 30, 2000 and 1999 respectively.

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

Results of Operations

Quarter ended June 30, 2000 compared to quarter ended June 30, 1999

           Net sales increased to $8,184,467 for the three months ended June 30, 2000 from $5,613,775 for the three months ended June 30, 1999, an increase of $2,570,692, or 45.8%. The increase in net sales is primarily attributed to increased sales volume of the Company's men's and women's products through continued market penetration with new accounts and increased orders from established accounts.


           Gross profit increased to $3,218,963 for the three months ended June 30, 2000 from $2,398,870 for the three months ended June 30, 1999, an increase of $820,093, or 34.2%. Gross profit decreased as a percentage of net sales to 39.3% from 42.7%. The decrease as a percentage of net sales is primarily attributed to a change in the Company's product mix.

           Selling and shipping expenses increased to $1,705,871 for the three months ended June 30, 2000 from $1,350,002 for the three months ended June 30, 1999, an increase of $355,869 or 26.4%. Selling and shipping expenses as a percentage of net sales decreased to 20.8% from 24.0%. The decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

           General and administrative expenses decreased to $527,528 for the three months ended June 30, 2000 from $530,020 for the three months ended June 30, 1999, a decrease of $2,492, or .5%. General and administrative expenses as a percentage of net sales decreased to 6.4% from 9.4%. The decrease as a percentage of net sales was primarily attributed to the relative fixed nature of general and administrative expenses.

           Financial expenses increased to $193,985 for the three months ended June 30, 2000 from $114,740 for the three months ended June 30, 1999, an increase of $79,245, or 69.1%. The increase is primarily attributed to an increase in interest expense as a result of higher net borrowings from the factor, for the three months ended June 30, 2000 versus the comparable period in 1999, to finance growth.

           Operating income increased to $791,579 for the three months ended June 30, 2000 from $404,108 for the three months ended June 30, 1999, an increase of $387,471, or 95.9%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 9.7% for the three months ended June 30, 2000 as compared to 7.2% for the three months ended June 30, 1999.

           The Company incurred a tax provision of $340,677 for the three months ended June 30, 2000 as compared to $173,648 for the three months ended June 30, 1999, an increase of $167,029.

           The Company had net income of $450,902 for the three months ended June 30, 2000 as compared to $230,460 for the three months ended June 30, 1999, an increase of $220,442, or 95.7%, because of the reasons stated in the preceding paragraphs.


Six months ended June 30, 2000 compared to six months ended June 30, 1999

           Net sales increased to $16,184,470 for the six months ended June 30, 2000 from $11,148,223 for the six months ended June 30, 1999, an increase of $5,036,247, or 45.2%. The increase in net sales is primarily attributed to increased sales volume of the Company's men's and women's products through continued market penetration with new accounts and increased orders from established accounts.

           Gross profit increased to $6,346,083 for the six months ended June 30, 2000 from $4,654,232 for the six months ended June 30, 1999, an increase of $1,691,851, or 36.4%. Gross profit decreased as a percentage of net sales to 39.2% from 41.7%. The decrease as a percentage of net sales is primarily attributed a change in the Company's product mix.

           Selling and shipping expenses increased to $3,400,307 for the six months ended June 30, 2000 from $2,639,989 for the six months ended June 30, 1999, an increase of $760,318, or 28.8%. Selling and shipping expenses as a percentage of net sales decreased to 21.0% from 23.7%. The decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

           General and administrative expenses increased to $1,061,199 for the six months ended June 30, 2000 from $988,711 for the six months ended June 30, 1999, an increase of $72,488, or 7.3%. General and administrative expenses as a percentage of net sales decreased to 6.6% from 8.9%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

           Financial expenses increased to $371,845 for the six months ended June 30, 2000 from $212,718 for the six months ended June 30, 1999, an increase of $159,127, or 74.8%. The increase is attributed to the increase in the Company's net borrowings from the factor, for the six months ended June 30, 2000 versus the comparable period in 1999, to finance growth.

           Operating income increased to $1,512,732 for the six months ended June 30, 2000 from $812,814 for the six months ended June 30, 1999, an increase of $699,918, or 86.1%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 9.3% for the six months ended June 30, 2000 as compared to 7.3% for the six months ended June 30, 1999.

           The Company incurred a tax provision of $650,473 for the six months ended June 30, 2000 as compared to $349,648 for the six months ended June 30, 1999, an increase of $300,825, or 86.0%.

           The Company had net income of $862,259 for the six months ended June 30, 2000 as compared to

$463,166 for the six months ended June 30, 1999, an increase of $399,093, or 86.2%, because of the reasons stated in the preceding paragraphs.



Liquidity and Capital Resources

           Net cash provided by operating activities for the six months ended June 30, 2000 was $216,664 compared to $76,067 for the six months ended June 30, 1999. This increase was primarily attributable to an increase in net income. Net cash used for investing activities for the six months ended June 30, 2000 was $116,590 compared to $81,360 for the six months ended June 30, 1999. The increase was attributable to the purchase of fixed assets.

           During the six months ended June 30, 2000, the Company's primary need for funds was to finance working capital for the growth in net sales of the
Company's  products.  The  Company  has  relied  primarily  upon  cash flow from operations  and  advances  drawn  against  factored  receivables  to finance its operations and expansion. At June 30, 2000, working capital was $6,566,252 compared to $5,409,043 at June 30, 1999 an increase of $1,157,209.

           Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by the factor. At June 30, 2000 due from factor was $3,504,618 as compared to $1,815,835 at June 30, 1999, an increase of $1,688,783. This increase is primarily the result of increased volume for the six months ended June 30, 2000. The Company's inventory increased to $5,115,244 at June 30, 2000 as compared to $4,191,123 at June 30, 1999 due to an increase in booked and anticipated orders. Accounts payable increased to $2,295,231 at June 30, 2000 as compared to $1,106,877 at June 30, 1999 an increase of $1,188,354. The increase was due to more favorable terms received from the Company's vendors.

           Management anticipates it will retain a net receivable position with its factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for a further reduction in advances, creating sufficient working capital to fund the Company's anticipated growth for the next twelve months. If a positive cash flow does not occur, borrowings with the factor will increase.


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

                                    PART II.
                                OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.

           On June 9, 2000, the Company held its annual meeting of stockholders, whereby the stockholders elected directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The votes on such matters were as follows:

1.  Election of directors:
                                          For               Against
                                          ---               -------
           George Horowitz            2,738,234             10,236

           Rita Cinque                2,738,234             10,236

           James Anderson             2,738,234             10,236

           Edward Epstein             2,738,234             10,236

           Angelo Giusti              2,738,234             10,236

           Larry Kring                2,738,234             10,236



2. Ratification of appointment of auditors: To ratify the appointment of Berenson & Company, LLP as the Company's auditors for the fiscal year ending December 31,2000.

                              For           Against       Abstain
                           ---------        -------       -------
                           2,739,169         7,916         1,385



Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits
         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K
         None

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACTIVE APPAREL GROUP, INC.



Date: July 26, 2000                    By: /s/ George Q Horowitz
     -----------------                    ----------------------
                                          George Q Horowitz
                                          Chief Executive Officer, President,
                                          Treasurer, and Director

                                          Signing on behalf of the
                                          registrant and as Chief
                                          Financial Officer