Form 10QSB
period 2000-09-30
EVERLAST WORLDWIDE INC
filed 2000-11-13
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 - QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from to

            Commission File Number:   0-25918
                                      -------


                             EVERLAST WORLDWIDE INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               13-3672716
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

                           Active Apparel Group, Inc.
                     (Former name, former address and former
                    fiscal year if changed since last report)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               Yes   X                             No
                  -----                              -----

            The number of common equity shares outstanding as of November 1, 2000 was 3,097,581 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

               Yes                                 No  X
                  -----                              -----

                                   Form 10-QSB


                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----


  Item 1.  Financial Statements

                 Balance Sheets                                          3

                 Statements of Income                                    4

                 Statements of Changes in Stockholders' Equity           5

                 Statements of Cash Flows                                6

                 Notes to Financial Statements                           7


  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                              8



PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                              12

                                     PART 1
                              FINANCIAL INFORMATION

Item 1: Financial statements

                             EVERLAST WORLDWIDE INC.
                       (f/k/a Active Apparel Group, Inc.)

                                 BALANCE SHEETS

                                                              September 30,     December 31,
                                                                   2000             1999
                                                              -------------     ------------
                                                              (Unaudited)
                                                                               <C
ASSETS

Current assets:
  Cash and cash equivalents                                   $    344,608     $    239,096
  Due from factor                                                2,899,640        1,549,047
  Inventory                                                      5,481,529        5,240,152
  Prepaid expenses and other current assets                        406,081          379,840
  Note receivable, officer                                          84,000             --
  Deferred tax asset                                               155,399          155,399
                                                              ------------     ------------
          Total current assets                                   9,371,257        7,563,534

Property and equipment, net                                        479,781          419,954
Note receivable, officer                                              --             91,200
Security deposits and other assets                                 444,064          199,510
                                                              ------------     ------------

                Total Assets                                  $ 10,295,102     $  8,274,198
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  1,409,426     $  1,479,081
  Accrued expenses and other current liabilities                   890,771          234,389
                                                              ------------     ------------
          Total liabilities, all current                      $  2,300,197        1,713,470
                                                              ------------     ------------


Stockholders' equity:
  Common stock, par value $.002; 10,000,000 shares
     authorized; 2,666,581 issued, 2,492,581 outstanding             5,333            5,333
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding               1,000            1,000
  Paid-in capital                                                6,136,341        6,136,341
  Retained earnings                                              2,579,450        1,145,273
                                                              ------------     ------------
                                                                 8,722,124        7,287,947
  Less treasury stock, at cost (174,000 common shares)            (727,219)        (727,219)
                                                              ------------     ------------
          Total Stockholders' Equity                             7,994,905        6,560,728
                                                              ------------     ------------

                Total Liabilities and Stockholders' Equity    $ 10,295,102     $  8,274,198
                                                              ============     ============


                                      - 3 -
                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                       (f/k/a Active Apparel Group, Inc.)
                              STATEMENTS OF INCOME


                                                Nine months ended               Three months ended
                                                    September 30,                 September 30,
                                            --------------------------    --------------------------

                                               2000           1999           2000            1999
                                            -----------    -----------    -----------    -----------
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net sales                                   $25,284,946    $17,407,797    $ 9,100,476    $ 6,259,574
Cost of goods sold                           15,294,462     10,140,216      5,456,075      3,646,225
                                            -----------    -----------    -----------    -----------

Gross profit                                  9,990,484      7,267,581      3,644,401      2,613,349
                                            -----------    -----------    -----------    -----------

Operating expenses:
  Selling and shipping                        5,321,835      4,175,954      1,921,528      1,535,965
  General and administrative                  1,557,375      1,502,851        496,176        514,140
  Financial expenses, including interest
    expense of $320,943 and $184,421 for
    the nine months ended September 30,
    2000 and 1999                               591,299        365,863        219,454        153,145
                                            -----------    -----------    -----------    -----------

                                              7,470,509      6,044,668      2,637,158      2,203,250
                                            -----------    -----------    -----------    -----------

Income before provision for income taxes      2,519,975      1,222,913      1,007,243        410,099

Provision for income taxes                    1,085,798        526,573        435,325        176,925
                                            -----------    -----------    -----------    -----------

Net income                                  $ 1,434,177    $   696,340    $   571,918    $   233,174
                                            ===========    ===========    ===========    ===========

Basic earnings per share                    $       .55    $       .27    $       .22    $       .09
                                            ===========    ===========    ===========    ===========
Diluted earnings per share                  $       .54    $       .27    $       .22    $       .09
                                            ===========    ===========    ===========    ===========



                                      - 4 -
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                       (f/k/a Active Apparel Group, Inc.)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999


                                                                     Class A
                                        Common Stock              Common Stock
                                       -------------              ------------
                                                                                        Paid in       Retained
                                  Shares        Amount         Shares       Amount       Capital       Earnings
                                  ------        ------         ------       ------     ----------    ----------

Balance, December 31, 1998      2,492,581    $    5,333       100,000    $    1,000    $6,136,341    $  329,121

Net income - nine months
ended September 30, 1999             --            --            --            --            --         696,340

                               ----------    ----------    ----------    ---------     ----------    ----------
Balance, September 30, 1999     2,492,581    $    5,333       100,000    $    1,000    $6,136,341    $1,025,461
                               ==========    ==========    ==========    ==========    ==========    ==========


Balance, December 31, 1999      2,492,581    $    5,333       100,000    $    1,000    $6,136,341    $1,145,273

Net income - nine months
ended September 30, 2000             --            --            --            --            --       1,434,177

                               ----------    ----------    ----------    ---------     ----------    ----------
Balance, September 30, 2000     2,492,581    $    5,333       100,000    $    1,000    $6,136,341    $2,579,450
                               ==========    ==========    ==========    ==========    ==========    ==========





                                    Treasury Stock
                                    --------------

                                 Shares        Amount          Total
                               ----------    ----------     ----------

Balance, December 31, 1998        174,000    $ (727,219)    $5,744,576

Net income - nine months
ended September 30, 1999             --            --          696,340

                               ----------    ----------     ----------
Balance, September 30, 1999       174,000    $ (727,219)    $6,440,916
                               ==========    ==========     ==========


Balance, December 31, 1999        174,000    $ (727,219)    $6,560,728

Net income - nine months
ended September 30, 2000             --            --        1,434,177

                               ----------    ----------     ----------
Balance, September 30, 2000       174,000    $ (727,219)    $7,994,905
                               ==========    ==========     ==========



                                       -5-
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                       (f/k/a Active Apparel Group, Inc.)
                            STATEMENTS OF CASH FLOWS


                                                                          Nine months ended
                                                                            September 30,
                                                                     ----------------------------

                                                                         2000            1999
                                                                     (Unaudited)      (Unaudited)
                                                                     -----------      -----------
Cash flows from operating activities:
  Net income                                                         $ 1,434,177     $   696,340
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                      121,032         104,832
       Amortization                                                         --             4,286
Changes in assets (increase) decrease:
       Refundable income taxes                                              --           284,478
       Due from factor                                                (1,350,593)        806,262
       Inventory                                                        (241,377)     (2,103,685)
       Prepaid expenses and other current assets                         (26,241)       (224,686)
       Deferred tax asset                                                   --          (130,870)
       Security deposits and other assets                               (244,554)        (16,791)
Changes in liabilities increase (decrease):
       Accrued expenses and other current liabilities                    656,382         323,227
       Accounts payable                                                  (69,655)        370,545
                                                                     -----------     -----------
                        Net cash provided by operating activities        279,171         113,938
                                                                     -----------     -----------

Cash flows from investing activities:
  Notes receivable, officer                                                7,200            --
  Acquisition of property and equipment                                 (180,859)       (150,286)
                                                                     -----------     -----------
                        Net cash used by investing activities:          (173,659)       (150,286)
                                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents                     105,512         (36,348)
Cash and cash equivalents, beginning of period                           239,096         192,870
                                                                     -----------     -----------

Cash and cash equivalents, end of period                             $   344,608     $   156,522
                                                                     ===========     ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $   320,943     $   184,421
    Income taxes                                                         446,005         320,915

                                      - 6 -
                See accompanying notes to financial statements.

                            EVERLAST WORLDWIDE INC.
                       (f/k/a Active Apparel Group, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999


1.      Everlast   Worldwide  Inc.  (f/k/a  Active  Apparel  Group,   Inc.,  the
        "Company") and basis of presentation:

        The financial statements presented herein as of September 30, 2000 and for the nine months and the three months ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.


2.      Earnings per share:

        Basic earnings per share amounts are computed based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming the exercise of dilutive stock options. For purposes of the diluted computation, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock on September 30, 2000 and 1999.

        The number of shares used in the computation of basic earnings per share was 2,592,581 at September 30, 2000 and 1999. The number of shares used in the computation of diluted earnings per share was 2,666,643 and 2,603,253 at September 30, 2000 and 1999 respectively.


3.      Subsequent events

         On October 24, 2000 the Company completed a merger whereby Everlast Holding Corp., the parent company of Everlast World's Boxing Headquarters Corp, was merged with and into Active Apparel New Corp., a wholly-owned subsidiary of the Company. The merger involved (i) the issuance of 505,000 shares of common stock, $.002 par value of the Company (the "Common Stock"); (ii) $45 million of redeemable participating preferred stock; (iii) $10 million in cash; and (iv) approximately $1 million in transaction costs, for an aggregate purchase price of $57.5 million. In addition, additional shares of Common Stock may be issued on October 24, 2005 if certain conditions have not been achieved. Everlast World's Boxing Headquarters Corp is a manufacturer of sporting goods and a licensor of its brand name, "Everlast."

         For accounting purposes, the merger will be treated using the purchase method of accounting. Under the purchase method, the purchase price is allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities on the date of acquisition. Any excess of the consideration given over the fair market value of the identifiable net assets acquired will be treated as goodwill.

         Simultaneous with the merger, and following approval by the Company's stockholders, the Company changed its name to Everlast Worldwide Inc.

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

General

        The Company is a designer, marketer and supplier of women's and men's activewear, sportswear, swimwear and accessories. The Company sells its principal product collections under the Everlast (TM) brand name through exclusive licensing arrangements. The Company's products are manufactured by third party independent manufacturing contractors and are sold to over 20,000 retail locations, most of which are located throughout the United States and Canada, including a variety of department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers. As a result of the merger of Everlast Holding Corp., the parent corporation of Everlast World's Boxing Headquarter's Corp., into Active Apparel New Corp., a wholly-owned subsidiary of the Company, on October 24, 2000, the Company is now a manufacturer of sporting goods and a licensor of its brand name, "Everlast."

        The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

Quarter ended September 30, 2000 compared to quarter ended September 30, 1999

        Net sales increased to $9,100,476 for the three months ended September 30, 2000 from $6,259,574 for the three months ended September 30, 1999, an increase of $2,840,902, or 45.4%. The increase in net sales is primarily attributed to increased sales volume of the Company's men's and women's products through continued market penetration with new accounts and increased orders from established accounts.

        Gross profit increased to $3,644,401 for the three months ended September 30, 2000 from $2,613,349 for the three months ended September 30, 1999, an increase of $1,031,052, or 39.5%. Gross profit decreased as a percentage of net sales to 40.0% from 41.7%. The decrease as a percentage of net sales is primarily attributed to a change in the Company's product mix.

        Selling and shipping expenses increased to $1,921,528 for the three months ended September 30, 2000 from $1,535,965 for the three months ended September 30, 1999, an increase of $385,563 or 25.1%. Selling and shipping expenses as a percentage of net sales decreased to 21.1% from 24.5%. The decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and administrative expenses decreased to $496,176 for the three months ended September 30, 2000 from $514,140 for the three months ended September 30, 1999, a decrease of $17,964, or 3.5%. General and administrative expenses as a percentage of net sales decreased to 5.5% from 8.2%. The decrease as a percentage of net sales was primarily attributed to the relative fixed nature of general and administrative expenses.

        Financial expenses increased to $219,454 for the three months ended September 30, 2000 from $153,145 for the three months ended September 30, 1999, an increase of $66,309, or 43.3%. The increase is primarily attributed to an increase in interest expense as a result of higher net borrowings from the factor, for the three months ended September 30, 2000 versus the comparable period in 1999, to finance growth.

        Operating income increased to $1,007,243 for the three months ended September 30, 2000 from $410,099 for the three months ended September 30, 1999, an increase of $597,144, or 145.6%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 11.1% for the three months ended September 30, 2000 as compared to 6.6% for the three months ended September 30, 1999.

        The Company incurred a tax provision of $435,325 for the three months ended September 30, 2000 as compared to $176,925 for the three months ended September 30, 1999, an increase of $258,400.

        The Company had net income of $571,918 for the three months ended September 30, 2000 as compared to $233,174 for the three months ended September 30, 1999, an increase of $338,744, or 145.3%, because of the reasons stated in the preceding paragraphs.


Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

        Net sales increased to $25,284,946 for the nine months ended September 30, 2000 from $17,407,797 for the nine months ended September 30, 1999, an increase of $7,877,149, or 45.3%. The increase in net sales is primarily attributed to increased sales volume of the Company's men's and women's products through continued market penetration with new accounts and increased orders from established accounts.

        Gross profit increased to $9,990,484 for the nine months ended September 30, 2000 from $7,267,581 for the nine months ended September 30, 1999, an increase of $2,722,903, or 37.5%. Gross profit decreased as a percentage of net sales to 39.5% from 41.7%. The decrease as a percentage of net sales is primarily attributed a change in the Company's product mix.

        Selling and shipping expenses increased to $5,321,835 for the nine months ended September 30, 2000 from $4,175,954 for the nine months ended September 30, 1999, an increase of $1,145,881, or 27.4%. Selling and shipping expenses as a percentage of net sales decreased to 21.0% from 24.0%. The decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and administrative expenses increased to $1,557,375 for the nine months ended September 30, 2000 from $1,502,851 for the nine months ended September 30, 1999, an increase of $54,524, or 3.6%. General and administrative expenses as a percentage of net sales decreased to 6.2% from 8.6%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

        Financial expenses increased to $591,299 for the nine months ended September 30, 2000 from $365,863 for the nine months ended September 30, 1999, an increase of $225,436, or 61.6%. The increase is attributed to the increase in the Company's net borrowings from the factor, for the nine months ended September 30, 2000 versus the comparable period in 1999, to finance growth.

        Operating income increased to $2,519,975 for the nine months ended September 30, 2000 from $1,222,913 for the nine months ended September 30, 1999, an increase of $1,297,062, or 106.1%, because of the reasons stated in the preceding paragraphs. Operating income as a percentage of net sales was 10.0% for the nine months ended September 30, 2000 as compared to 7.0% for the nine months ended September 30, 1999.

        The Company incurred a tax provision of $1,085,798 for the nine months ended September 30, 2000 as compared to $526,573 for the nine months ended September 30, 1999, an increase of $559,225, or 106.2%.

        The Company had net income of $1,434,177 for the nine months ended September 30, 2000 as compared to $696,340 for the nine months ended September 30, 1999, an increase of $737,837, or 106.0%, because of the reasons stated in the preceding paragraphs.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended September 30, 2000 was $279,171 compared to $113,938 for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in net income. Net cash used for investing activities for the nine months ended September 30, 2000 was $173,659 compared to $150,286 for the nine months ended September 30, 1999. The increase was attributable to the purchase of fixed assets.

        During the nine months ended September 30, 2000, the Company's primary need for funds was to finance working capital for the growth in net sales of the Company's products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. At September 30, 2000, working capital was $6,987,060 compared to $5,632,381 at September 30, 1999 an increase of $1,354,679.

        Due from factor represents the amount owed to the Company for factored receivables less the amount of outstanding advances made by the factor. At September 30, 2000 due from factor was $2,899,640 as compared to $1,080,983 at September 30, 1999, an increase of $1,818,657. This increase is primarily the result of increased volume for the nine months ended September 30, 2000. The Company's inventory increased to $5,481,529 at September 30, 2000 as compared to $5,129,926 at September 30, 1999 due to an increase in booked and anticipated orders.

         On October 24, 2000, the Company's wholly-owned subsidiary, Active Apparel New Corp., merged with Everlast Holding Corp., the parent company of Everlast World's Boxing Headquarters Corp. ("Everlast"). Based on the historical financial performances of the Company and Everlast, the Company's management believes that the Company shall generate sufficient working capital to fund its anticipated growth for the next twelve months.


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

                                    PART II.
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.1 -  Agreement  and Plan of Merger  Dated  August 21, 2000 by
                        and among Everlast World's Boxing Headquarters Corp., Everlast Holding Corp., the stockholders of Everlast Holding Corp., the Company and Active Apparel New Corp.
                        - incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 7, 2000.

        Exhibit 27 -    Financial Data Schedule

(b)     Reports on Form 8-K

            The Company filed with the Securities and Exchange Commission a Current Report of Form 8-K dated August 22, 2000 to report that it issued a press release to announce the execution of an Agreement and Plan of Merger Dated August 21, 2000 by and among Everlast World's Boxing Headquarters Corp., Everlast Holding Corp., the stockholders of Everlast Holding Corp., the Company and Active Apparel New Corp.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          EVERLAST WORLDWIDE INC.
                                          (f/k/a Active Apparel Group, Inc.)


Date: November 13, 2000                   By:/s/ George Q Horowitz
      -------------------                    -----------------------------------
                                             Name: George Q Horowitz
                                             Title: Chief Executive Officer,
                                                    President, and Treasurer

                                           By:/s/ Matthew Mark
                                              ----------------------------------
                                              Name: Matthew F. Mark
                                              Title: Chief Financial Officer,
                                                     Vice President Finance