Form 10KSB
period 2000-12-31
EVERLAST WORLDWIDE INC
filed 2001-04-02
CIK 934795

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-25918
                                                 -------

                             EVERLAST WORLDWIDE INC.
                             -----------------------
                 (Name of small business issuer in its Charter)

             Delaware                                   13-3672716
- ---------------------------------           ---------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


1350 Broadway, Suite 2300,  New York, New York                      10018
- ----------------------------------------------                    --------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $36,897,562.

On March 26, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,484,375 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Nasdaq Stock Market on that date. Solely for the purpose of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by Registrant that such individuals are, in fact, affiliates of the Registrant.

The number of shares outstanding on March 26, 2001 was 2,998,936 shares of Common Stock, $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

Documents Incorporated by Reference: The information required by Items 9 through 12 of this Annual Report on form 10-KSB is incorporated by reference from the issuer's definitive proxy materials for its 2001 Annual Meeting of Stockholders, which proxy materials are to be filed with the Securities and Exchange commission not later than April 29, 2001.

Transitional Small Business Disclosure Format (Check one): YES      NO  X
                                                              ----     ----

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I

Item 1    Business.............................................................1
Item 2    Properties......................................................... 10
Item 3    Legal Proceedings...................................................11
Item 4    Submission of Matters to a Vote of Security Holders.................11


PART II

Item 5    Market for Registrant's Common Equity and Related
               Stockholder Matters............................................13
Item 6    Management's Discussion and Analysis or Plan of Operation...........14
Item 7    Financial Statements................................................17
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................20


PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............20
Item 10   Executive Compensation..............................................20
Item 11   Security Ownership of Certain Beneficial Owners
               and Management ................................................20
Item 12   Certain Relationships and Related Transactions......................20
Item 13   Exhibits and Reports on Form 8-K....................................21


Signatures....................................................................27

Please note that the Company has used some terms in this Annual Report which may be registered trademarks which it does not own. The Company has marked these terms with an asterisk (`*') and have used them without the permission of the holders of such registered trademarks.

                                     PART I


ITEM 1. BUSINESS

General

            Everlast Worldwide Inc. (f/k/a Active Apparel Group, Inc., the "Company") is a Delaware corporation organized on July 6, 1992. The Company is engaged in the design, manufacture, marketing and sale of women's activewear, sportswear, swimwear and coverups, and, as of January 1, 1999, the design, manufacture, marketing and sale of men's activewear, sportswear and outerwear (the "Apparel Products"), featuring the widely-recognized Everlast(R) trademark. The Company has the exclusive right to use and distribute these Apparel Products in the United States, its territories and possessions (collectively, the "United States") and Canada, its provinces, territories and possessions (collectively, "Canada"). As a result of the merger described below, the Company's wholly-owned subsidiary, Everlast World Boxing Headquarters, Inc. is the owner of the Everlast(R) trademark and a manufacturer of sporting goods related to the sport of boxing such as boxing gloves, heavy training bags, speed bags, boxing trunks, and miscellaneous gym equipment, which are sold through sporting goods stores, mass merchandisers, catalog operations, gymnasiums, and martial arts studios. The Company licenses the Everlast(R) trademark to several companies that source and manufacture products such as men's, women's and children's apparel, sleepwear, and underwear, hosiery, footwear, leatherwear, watches, and weight training equipment. The Company is a member of the U.S. Sporting Goods Manufacturers Association, the U. S. National Sporting Goods Association, and the Canadian Sporting Goods Association.

        The Merger
        ----------

            On October 24, 2000 the Company completed a merger whereby Everlast Holding Corp., the parent company of Everlast World's Boxing Headquarters Corp., ("Everlast") was merged with and into Active Apparel New Corp., a wholly-owned subsidiary of the Company (the "Merger"). As a result of the Merger, Everlast became a wholly-owned subsidiary of the Company. The Merger involved (i) payment of $10 million in cash; (ii) the issuance of an aggregate of 505,000 shares of common stock, $.002 par value of the Company (the "Common Stock"), and an aggregate of 45,000 shares of redeemable participating preferred stock, stated value $1,000 per share (the "Preferred Stock"), to the former stockholders of Everlast Holding Corp.; and (iii) payment of approximately $1.4 million in transaction costs, for an aggregate purchase price of $61.9 million. If market price levels of the Common Stock have not been achieved by October 24, 2005, additional shares of Common Stock may also be issued at that time.

            As a result of the Merger: (i) the board of directors of the Company was expanded to seven members, two of whom are to be elected by the holders of the Preferred Stock; (ii) employment contracts were entered into with a former stockholder and sales employee of Everlast; (iii) a consulting contract was entered into with a former consultant of Everlast; and (iv) George Horowitz, President and Chief Executive Officer of the Company, was granted stock options to purchase 125,000 shares of Common Stock at an exercise price of $4.00 per share and options to purchase 380,000 shares of Common Stock at an exercise price of $13.00 per share. The shares of Preferred Stock are entitled to an aggregate dividend equal to the product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock.

            For accounting purposes, the Merger was treated using the purchase method of accounting. Under the purchase method, the aggregate purchase price is allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities as of the date of acquisition. Any excess of the consideration given over the fair market value of the identifiable net assets acquired is treated as goodwill.

            Everast World's Boxing Headquarters Corp.
            -----------------------------------------

            Everlast was founded in 1910 as a manufacturer of men's swimwear under the name "Everlast." Soon thereafter, Everlast began to manufacture boxing gloves, protective headgear, and related items. As the owner of the registered trademark Everlast(R), Everlast also licensed its brand name world-wide.

            Everlast(R) is a leading brand name in boxing and a widely-recognized brand name in boxing related sporting goods. Everlast is the market leader in several of its product categories, including boxing gloves, heavy bags, protective headgear and speed bags (the "Sports Products"). Sports Products have been used or endorsed by boxers such as Jack Dempsey, Joe Frazier, Lou Duva (trainer), Joe Louis, "Sugar" Ray Robinson, Jake LaMotta, Larry Holmes, Mike Tyson, Evander Holyfield, George Foreman, and Pernell Whitaker.


Products

            Apparel Products
            ----------------

            The Company sells a diverse collection of Apparel Products consisting of women's and men's activewear, sportswear, swimwear, and coverups, all under the Everlast trademark and logo. The Apparel Products consist of approximately 80 separate products with varying styles and functions. These include fitness apparel and sportswear made of nylon, fleece, cotton, Lycra spandex, and other technical polyester fabrics with moisture management properties. The Apparel Products are designed to feature the Everlast trademark and logo and to focus on the use of appropriate fabric blends to maximize comfort and performance. The retail prices for the Sports Products generally range from $15 to $70.

            Sports Products
            ---------------

            The Company manufactures and markets a line of boxing related sporting goods which consist primarily of the following:

(1) Boxing Gloves: These are Everlast's most recognizable product and are made for professional, amateur, and home gym use. Everlast's professional gloves are certified throughout the United States and by the World Boxing Conference, World Boxing Association, and
            International Boxing Federation, for all of their professional fights;

(2) Heavy Bags: Everlast's heavy bags are punching bags weighing between 25 and 150 lbs.;

(3) Speed Bags: Speed bags are small, air-filled bags which are mounted on swivels and platforms (at eye level);

(4) Platforms: Platforms are the wall mountings used in suspending speed or heavy bags;


(5)         Boxing Trunks; and

(6) Miscellaneous Gym Equipment: In addition to the aforementioned core offerings, Everlast also manufactures and markets the following products to complement its product line: protective head gear, protection cups, mouthpieces, hand wraps, boxing rings, martial arts equipment, gym mats (assorted), medicine balls, and professional training head guards.

            Licensed Products
            -----------------

            The Company licenses the brand name Everlast(R) to several companies which source or manufacture ancillary products such as children's wear, footwear, watches, cardiovascular equipment, and accessories. Licensing the Everlast(R) brand name has enabled the Company to expand product offerings into arenas outside of its core manufacturing arenas, to strengthen its brand image, and to increase profitability, while at the same time minimizing inventory risk.

            The Company utilizes a network of licensees for worldwide brand distribution in the U.S. and over 20 foreign countries. It also sells directly to distributors and retailers. In return for exclusive rights to market Sports Products in certain regions, the licensees pay Everlast a fixed royalty rate based upon the net revenues of the licensees.

Marketing, Advertising and Promotions

            Apparel Products
            ----------------

            The Company's advertising and promotional efforts are directed towards the demographic customer profile for the Company's Apparel Products and aim to heighten its visibility. The Company maintains its own marketing and advertising staff which conceives and oversees implementation of most aspects of the Company's advertising and sales promotions. The marketing and advertising staff also develops catalogs for all of the Company's product lines.

            The Company advertises and promotes its Apparel Products to different consumer segments through a variety of trade and consumer print advertising campaigns, generally in selected magazines and other publications, including Women's Wear Daily,* and Sporting Goods Business.* The Company also takes part in various cooperative advertising programs such as national advertising, in-store signage, point-of-purchase promotional giveaways and cooperative advertising arrangements with several of its retail customers whom the Company believes assist in raising consumer awareness and increasing retail floor space for its products. The Company has received continued free exposure in both the print and television media from famous celebrities and athletes wearing the Apparel Products.

            The Company also believes that grass roots promotional programs, such as the limited distribution of samples of its Apparel Products to local gyms, athletic clubs, and fitness professionals, help to advance the recognition and reputation of its products. In addition, the Company has focused many of its promotional programs on charitable and community events, such as "The New York Race for the Cure," a running race aimed to develop awareness of breast cancer, the American Lung Association's "Jammin With the Jets*," and the "Share-A-Walk*," a New York fundraiser to raise awareness in the fight against cancer. The Company has also sponsors high school and college women's basketball teams and NBA and college dance teams.

            The  Company   attends  and   participates  in  the  Sporting  Goods
Manufacturers Association Supershow*, MAGIC* annual national tradeshows, and other appropriate trade shows.

            Sports Products
            ---------------

            The Company's Sports Products have received continued exposure through coverage in movies, print media and television because of its association with the history of boxing and its distribution of the Sports Products to amateur and professional boxers for use in nationally televised events.

            The Company has promotional and consulting contracts with noted boxing champions, trainers, and spokespersons in boxing. The Company uses the industry's expertise and the relationships of these individuals to assist them in various promotional activities designed to generate interest in the Sports Products.

            Prior to the Merger, Everlast's primary marketing and advertising effort was the distribution of a product catalog aimed at retail customers, and wholesale customers, and amateur and professional boxers. Since the closing of the Merger, the Company has employed a full-time sales person to promote the Sports Products to professional boxers. Additionally, the Company has also redesigned the product packaging of Sports Products after consulting with its major retail customers. Finally, the Company has produced a new catalog particularly focusing on wholesalers.

            Licensed Products
            -----------------

            Since the Merger, the Company employs an executive responsible for developing a marketing plan for expansion of the licenses. The senior sales executive attends sporting goods trade shows to promote the Everlast(R) brand name. He is also responsible for generating leads and meeting with potential licensees. The senior sales executive is also responsible for renegotiating terms and possibly expanding the scope of existing licensing agreements.


Manufacturing and Suppliers

            Apparel Products
            ----------------

            The Company does not manufacture any of its Apparel Products, relying instead on independent contractors. Approximately 65% of the Company's products are supplied by manufacturers in the United States while the remaining 35% are imported from manufacturers abroad, principally in Asia. Currently, the Company uses over ten separate manufacturers. While the Company has no long term agreements with any of its contractors, the Company believes that it has good relationships with each of them. The Company does not believe that the loss of any particular contractor would have a material adverse effect on its business, financial condition, or operations. The Company believes that alternative sources of products would be readily available.

            The supply of the Company's foreign made Apparel Products is subject to constraints imposed by bilateral textile agreements between the United States and foreign nations. Quotas are used to determine the amount and types of goods which can be imported into the United States. Some of the Company's manufacturers may be adversely affected by political instability in their respective countries resulting in the disruption of trade, and the imposition of additional regulations relating to imports or duties and taxes and other charges on imports. In order to ensure quality control and timely delivery, the Company (or its agents), conducts on-site inspections at manufacturers' facilities. See "Quality Control." The Company's strategy is to find manufacturers with specific product category expertise (such as with fitness apparel, tee shirts, or outerwear) with extensive experience in the major athletic brand name apparel industry. The Company has no long-term agreements with any of its manufacturers and competes with other apparel companies for production capacity.

            Sports Products
            ---------------

            As a result of the Merger, the Company now runs two manufacturing facilities which produce most of its Sports Products. The Company has a 235,000 square foot "cut and sew" manufacturing facility in The Bronx, New York, where boxing gloves, speed bags, boxing trunks, and other related items are produced. Additionally, the Company also has a 304,000 square foot manufacturing facility in Moberly, Missouri that is used to produce heavier and more complicated products such as training bag and speed bag platforms, heavy bags, and boxing rings.

            Raw materials used to manufacture Sports Products are top-grain leather, synthetic fabrics, canvas, assorted wood, and steel tubing, as well as various other materials used in stuffing gloves and punching bags. These raw materials are basic commodities which the Company buys from several independent suppliers. No one supplier accounts for more than ten percent (10%) of the Company's purchases of raw materials. The majority of raw materials are obtained domestically, with the exception of Nevatear(R), the material used in moderately-priced gloves, bags, and gym mats. Nevatear(R) is a vinyl coated fabric with tire-cord nylon content designed to withstand years of usage. The primary supplier for Nevatear(R) is Erez, an Israeli company. Alternate sources for Nevatear(R) are widely available.

            The Company also imports sub-assemblies and parts used in the production of its finished Sports Products such as shells for training bags, hardware, components for speed bags and finished products such as jump ropes and mouth pieces. The Company imports approximately 43% of its purchased raw material, sub assemblies, and finished goods.

Inventory Management

            As of the year ended at December 31, 2000, the Company's inventory for both Apparel Products and Sports Products was $8,715,934 based upon net sales of $36,897,562

            At December 31, 2000, the Company's backlog of unfilled orders for its Apparel Products and Sports Products was $9,835,890, which includes $742,486 for Sports Products. The Company expects that substantially all of its current orders will be shipped within 120 days of the receipt of such orders. The Company's backlog can be affected by a variety of factors, including scheduling of manufacturing, shipment of products, and customer preferences.

            Apparel Products
            ----------------

            The Company has installed an Electronic Data Interchange (EDI) Quick Response Replenishment System for its Apparel Products to facilitate its effort to fill customer orders in seven working days. The EDI Quick Response
Replenishment System requires a higher level of inventory than usual to facilitate shipment. The Company also practices a "just in time" manufacturing and purchasing program for its customers who don't have access to the EDI Quick Response Replenishment System. The Company makes arrangements with its manufacturers for delivery approximately 30 days before the scheduled shipment of products to the Company's customers. The objectives of the "just-in-time" system are twofold. One is to decrease the Company's inventory risk. The other is to allow the Company flexibility in a reaction to consumer responses to its products as well as changing consumer preferences. The Company also schedules shipments from its manufacturers in a manner that accounts for possible manufacturing lateness and transport time from manufacturers to the Company's warehouse facilities. At present, manufacturing lateness has not been a material factor in the Company's inventory management. However, the inability or unwillingness of a manufacturer to ship orders of Apparel Products in a timely manner could adversely affect the Company's ability to deliver Apparel Products to its customers on time. Delays in delivery could result in missing certain retailing seasons with respect to all or some of the Apparel Products and could adversely affect the Company's relationship with its customers, which could have a material adverse effect on the Company's business.

            Sports Products
            ---------------

            The Company currently uses the inventory management procedures which were in place before the Merger. The Company meets its inventory requirements for Sports Products by issuing factory orders to its manufacturing facilities for finished goods and purchase orders for raw materials to its raw material suppliers on an as needed basis, or as orders are received. The Company is in the process of incorporating the Sports Products into the EDI Quick Response Replenishment System that it uses for its Apparel Products. The Company has installed the technology to fill sales orders for its major retailers if they require it. It expects that the inventory level of the Sports Products will increase somewhat once an EDI Quick Response Replenishment System is in place.


Sales and Distribution

            For the year ended December 31, 2000, one customer accounted for approximately 15% of sales and for the year ended December 31, 1999 three customers accounted for approximately an aggregate of 39% of sales. The Company's strategy is to expand its network of retailers carrying the Company's products. The Company plans to focus on department stores, specialty stores, sporting goods stores, catalog operations, and better mass merchandisers for its Apparel Products and sporting goods stores, mass merchandisers, gymnasiums and martial arts studios for its Sports Products.

            Apparel Products
            ----------------

            Apparel Products are distributed through department stores, specialty stores, sporting goods stores, catalog operations and better mass merchandisers, encompassing over 20,000 retail locations throughout the United States and Canada. The retailers selling Apparel Products include Macy's*, Nordstrom*, Kohl's*, Modell's*, Oshmans*, Gart's*, Acadamy*, The Sports Authority* and the Army Air Force Exchange*. Apparel Products are also sold through the Internet at the Company's web site, and other third party web sites such as Fashionmall.com* and Yahoo*.

            The Company currently has nine in-house sales representatives and thirteen non-employee sales representatives for its Apparel Products. Mr. George Horowitz, the Company's President and Chief Executive Officer, and the Company's senior sales executive, coordinate sales and manage the representatives. The Company works closely with its sales representatives to ensure that a consistent and unified image of the Company is projected to its customers.

            The Company cooperates with major retailers to gauge promptly which of the styles of its Apparel Products are the most popular, and tracks consumer preferences regarding its Apparel Products. Based upon its market data, as well as information gained from trade shows, the Company attempts to shift its production orders towards styles that are most popular. This shift may take up to a maximum of eight weeks. Many of the retail stores offering the Company's products rely upon the Company's market information and solicit the Company's advice regarding the products and quantities to order. Most of the Company's products are manufactured in the United States. This generally reduces the amount of time between orders placed with its manufacturers and orders shipped by them. The Company believes that the information garnered by it from the market together with its efforts in shifting its production towards more popular styles will also reduce inventory risk.

            Consistent with industry practice, the Company accepts returns of Apparel Products and Sports Products within 30 days. Returns are allowed due to poor quality, defects in materials or workmanship. The Company believes that its return levels are better than industry norms. In addition to returns, customers deduct chargebacks from the purchase price for sales allowances. Chargebacks have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales. The Company experienced chargeback levels of approximately 3.3% during 2000, which is consistent with the industry norms of 3% to 5%. In 1999, the Company experienced chargeback levels of approximately 3.3%.

           Canadian Branch

            The Company has a Canadian branch that markets Apparel Products in Canada. The Company also has two exclusive distributors who warehouse and sell its Sports Products in Canada. During fiscal year 2000 and fiscal year 1999, net sales from operations in Canada were U.S. $2,948,302 and U.S. $2,075,649, respectively. With the exception of exchange rate fluctuations, the Company does not believe that the Canadian operations are subject to risks that are significantly different from domestic operations. The Company does not believe that exchange rate fluctuations have had a material adverse effect on the Company's results of operations, although there can be no assurance that such fluctuations, with respect to its Canadian operations, will not have a material adverse effect on the Company's results of operations in the future. During fiscal year 2000, the Company's foreign sales accounted for 8.3% of the Company's net sales, the majority of which were in Canada.

            Sports Products
            ---------------

           The Company's Everlast Products are distributed through sporting goods stores, mass merchandisers, catalog operations, gymnasiums, and martial arts studios. The Company distributes its Sports Products to over 7,000 retail locations throughout the United States and Canada. The Company's products are sold by retailers such as, Modell's*, Oshmans*, Kmart*, Academy*, and Michigan Sporting Goods*. The company also distributes its Sports Products through a wholly owned subsidiary catalog operation, American Fitness Corp.

           The Company has two regional sales managers who oversee sales and marketing for Sports Products. The Company also has nine sales representatives who are assigned different territories in the United States. The Company has focused its marketing efforts for its Sports Products in the following areas:

           o Trade Shows: The Company participates in more than ten trade shows annually, which are attended by most major sporting goods retailers and manufacturers;

           o Product Catalogs: The Company publishes a catalog which features all products manufactured by the Company. Catalogs for selected licensed items are also produced; and

           o      Mail-Order:   The  Company  also   operates  as  a  mail-order
                  distributor to the general public.

           Licensed Products
           -----------------

           The Company employs an executive who is responsible for worldwide licensing of the Everlast brand name. The Company also has a non-exclusive agreement with a license consultant whose remuneration is determined by license revenues received from certain licenses. Commissions paid to the consultant range from 6% to 15% of the license revenues actually received.

           There are approximately 30 licenses held by approximately 20 licensees in the United States. There are over 20 other countries that sell products such as men's, women's, and children's apparel, sleepwear, underwear, hosiery, footwear, leatherwear, watches, and weight training equipment. The Company believes it can expand its licensing base to new geographic locations through new product categories such as sports bags, sports drinks, eyewear, hats, and cosmetics.

Quality Control

           Apparel Products
           ----------------

           Because the Company emphasizes fit, performance and quality of its Apparel Products, the Company places a high priority on quality control. The Company has established stringent procedures both domestically and internationally. Inspections of independent manufacturers are made regularly to ensure compliance with the Company's quality control specifications, delivery requirements, and shipping needs. Prior to manufacturing large quantities, the Company receives samples of its Apparel Products for investigation and, if necessary, makes changes. The Company performs various tests, including fit tests on live models. This ensures that the product meets specifications prior to shipping. In addition, periodically, senior employees of the Company personally inspect the manufacturing process and quality of Apparel Products.

           The Company believes that its relationships with its warehouses, customs brokers and international consolidators are an important part of its quality control program. The Company views its service organizations as important resources in maintaining high standards for its Apparel Products and assisting in the reliable and timely delivery of its Apparel Products to its retail customers.

           Sports Products
           ---------------

           The Company has quality control procedures in effect at its manufacturing facilities in The Bronx, New York as well as in Moberly, Missouri. Manufacturing supervisors inspect Sports Products for defects throughout both the manufacturing process and the finishing stages.

           Licensed Products
           -----------------

           The Company requires its licensees to submit samples of products that are to be sold under exclusive license agreements. These sample products are inspected by the Company's management for quality and proper placement of the Company's Everlast(R) trademark. Licensees that do not comply with the Company's quality or trademark standards will be notified that they are in breach of their license agreement.

Competition

           Apparel Products
           ----------------

           The apparel industry is highly competitive. The Company's competitors for its Apparel Products include apparel manufacturers of all sizes, many of whom have greater financial and manufacturing resources than the Company. The Company believes that it has been able to compete in the brand name men's and women's activewear and sportswear market because of the high brand name recognition, as well as the high quality and affordability of its Apparel Products. The Company's products also compete with lower-priced men's, women's, and girls' activewear and sportswear products which may or may not be brand name products. The Company believes that its principal competitors in the brand name men's and women's activewear and sportswear industry are Nike*, Reebok*, Adidas* and Fila*. In addition, its principal competitors in the brand name women's activewear and sportswear industry are The Weekend Exercise Company* and Danskin*. Competition in the activewear and sportswear segment of the apparel industry is based on price, design, quality, name recognition, and the ability to respond quickly to changing consumer preferences.

           Sports Products
           ---------------

           The sporting goods industry is also highly competitive. However, the Company believes that it is the preeminent name in boxing equipment and as such is able to compete in that segment of the sporting goods industry. The Company's competitors for its Sports Products at the retail level are Technical Knockout/TKO* and Century Sporting Goods*. At the professional and amateur boxing level the Company's competitors are Ringside,* Grant,* Title Boxing,* and Reyes.*

           Licensed Products
           -----------------

           Aggressive competition is also found in the licensing of sporting goods brands and trademarks. The Company believes that Everlast(R), however, is the most recognized brand associated with the sport of boxing. The Company believes that none of its competitors in the boxing segment of the sporting goods industry have significant licensing programs.

Employees

           As of March 15, 2001, the Company had 271 employees who are employed on a full-time basis. These include 35 administrative and sales employees at its New York City main office, and 155 and 81 employees at its manufacturing facilities in The Bronx, New York, and Moberley, Missouri, respectively. 109 of the Company's employees in The Bronx, New York manufacturing facility are covered by a collective bargaining agreement that expires on December 31, 2002. 59 employees of the Company at its manufacturing facility in Moberly, Missouri are covered under a collective bargaining agreement that expires on June 5, 2002.

           The Company also employs additional full-time and part-time employees in connection with the design, marketing, and sale of its products on an as needed basis. The Company hires temporary employees from time to time. The Company considers its relations with its employees to be satisfactory.

Environmental Considerations

         The Company's manufacturing facilities are within the standards set by the Environmental Protection Agency. To the best of the Company's knowledge, the manufacturing plants have no issues with applicable federal or state environmental laws. The Company currently has no capital expenditures relating to satisfying environmental standards.

ITEM 2.  PROPERTIES

Principal Place of Business

           On July 20, 1999, the Company renewed its real property leases at its principal office at 1350 Broadway, New York, New York effective February 1, 2000. The lease is 6,863 square feet with an annual base rent of $171,575 through September 30, 2002, and $185,301 from October 1, 2002, through April 30, 2005. On July 19, 1999, the Company also leased an aggregate of 2,150 square feet of adjacent space for an annual base rent of $53,750 from November 1, 1999, through June 30, 2002, becoming $58,050 from July 1, 2002 through April 30, 2005.

           Additionally, the Company leases approximately 1,200 square feet of office and showroom space in Montreal, Canada, at an annual base rent of CDN$18,000. This lease expires in April 2001, and the Company plans to renew this lease.

Manufacturing Facilities

           A 235,000 square foot manufacturing facility is leased by the Company in The Bronx, New York for a total annual base rent of $401,043 through April 30, 2004. The lease does not provide for any renewal after it terminates.

           The Company owns a manufacturing facility in Moberly, Missouri of approximately 304,000 square feet. To finance construction of the facility Industrial Revenue Bonds of the Industrial Development Authority of the City of Moberly, Missouri were issued. There is a letter of credit, secured by a mortgage on the building, issued by a bank guaranteeing the bonds. The letter of credit expires April 30, 2001. The company is currently seeking an extension of this letter of credit. The amount due to bondholders as of December 31, 2000 was $3,425,000. The Industrial Revenue Bonds are payable based on a payment schedule through 2016.

         The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future. The Company believes that additional manufacturing space will be available at its Moberly, Missouri manufacturing plant in the event the Company requires additional facilities.

ITEM 3.          LEGAL PROCEEDINGS

         Joan Hanson & Co.
         -----------------

           On December 20, 2000, Joan Hanson & Co., a non-exclusive licensing agent of the Company (the "Agent"), filed a lawsuit in the Supreme Court of the State of New York against the Company, Everlast, George Horowitz, President and Chief Executive Officer of the Company and Ben Nadorf, a former stockholder of Everlast and a Director of the Company, individually. The agent alleges breach of contract upon the basis that after the Merger the Company stopped paying royalties to Everlast, which had become its wholly-owned subsidiary, and accordingly the Company discontinued the payment of remuneration to the Agent.

           The Agent further alleges that the Merger was a sham transaction; that the Company intends to default on its obligations to the former Everlast stockholders; and that the Everlast(R) trademark and licenses will then revert to those stockholders. There are three other causes of action allegedly predicated on the theories of tortious interference with contractual relations and tortious interference with prospective business relations. Damages are alleged in varying amounts, up to an aggregate of $55,500,000.

         The Company believes that there is no merit to any of the causes of action alleged and intends to contest the matter vigorously. An answer has been filed denying the essential allegations.

         Muhammad Ali
         ------------

           On  October  17,  2000,  Muhammad  Ali  and  G.O.A.T.,  Inc.  filed a
$2,000,000 lawsuit in the Superior Court of California in the City of Los Angeles and which, upon the Company's motion was transferred to the Southern District of New York. The complaint alleges, that the Company and Everlast World's Boxing Headquarters Corp. used the name and likeness of Muhammad Ali without his permission. The Company believes there is no merit to these claims and has undertaken a vigorous defense of this lawsuit. The Company's insurance carrier has assumed the defense of the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On  October  24,  2000,  the  Company  held  a  special   meeting  of
stockholders, whereby the stockholders approved: (1) an amendment to the Company's Certificate of Incorporation to increase its authorized capitalization. (2) the adoption of the Company's 2000 Stock Option Plan; (3). an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Active Apparel Group, Inc." to "Everlast Worldwide Inc."

         The votes received by each proposal are as follows:

         1.  To  approve  an  amendment   to  the   Company's   Certificate   of
Incorporation to increase its authorized capitalization from 10,100,000 shares of Common Stock to 19,100,000 shares of Common Stock.

                             For        %     Against     %    Abstain   %
                         ---------    ----    -------    ---   -------  ---
Common Stock             1,225,019    46.9    52,021     1.7    1,760   0.1
Class A Common Stock       100,000    16.7         0       0        0     0
  (5 Votes per share)

         2. To approve the adoption of the Company's 2000 Stock Option Plan.

                             For        %     Against     %    Abstain   %
                         ---------    ----    -------    ---   -------  ---
Common Stock             1,187,509    66.9     87,196    4.9    4,095   0.4
Class A Common Stock       100,000    28.2          0      0        0     0
  (5 Votes per share)


         3.  To  approve  an  amendment   to  the   Company's   Certificate   of
Incorporation to change the name of the Company from "Active Apparel Group, Inc." to "Everlast Worldwide Inc."

                             For        %     Against     %    Abstain   %
                         ---------    ----    -------    ---   -------  ---
Common Stock             1,247,842    41.7     27,833    0.9        0     0
Class A Common Stock       100,000    16.7          0      0        0     0
  (5 Votes per share)

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

Market Information

     The Company's shares of common stock, $.002 par value (the "Common Stock"), had been quoted on the Nasdaq National Market from August 14, 1996 until December 8, 1998 under the symbol "AAGP." The Company's Common Stock had been quoted on the Nasdaq SmallCap Market from December 9, 1998 until October 29, 2000, and from May 4, 1995 until August 14, 1996 under the same symbol. Since October 30, 2000, the Company's Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "EVST." The following table sets forth, for the period indicated, the highest and lowest bid quotations for the Common Stock, as reported by the Nasdaq system. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                     1999
                          High                   Low
                          ----                   ---

1st Quarter             10 11/16                2 1/2
2nd Quarter              5 23/32                2 1/4
3rd Quarter              3 13/16                2 1/4
4th Quarter              3 3/8                  2 5/32


                                     2000
                          High                   Low
                          ----                   ---

1st Quarter              3 13/16                2 1/4
2nd Quarter              5 7/16                 2 3/4
3rd Quarter              5 1/4                  3 1/8
4th Quarter              3 15/16                1 9/16


Holders

        The closing bid price of the Common Stock as of March 26, 2001 was 2 7/16. There were 359 record holders of the Company's Common Stock and one record holder of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock"). Based upon information received from some of these record holders, the Company believes there are more than 2,200 beneficial holders of the Company's Common Stock.

Item 701

        As a result of the Merger, 505,000 shares of Common Stock and 45,000 shares of Preferred Stock were issued to the former stockholders of Everlast. Pursuant to the Merger, Everlast Holding was merged into New Corp. as of October 24, 2000. Consequently, the Company became the record and beneficial owner of all of the issued and outstanding shares of Everlast Holding. The former stockholders of Everlast

Holding were issued an aggregate of 505, 000 shares of Common Stock and 45,000 shares of Preferred Stock. The shares of Preferred Stock have no voting rights but give the holders two seats on the board of directors of the Company while they are outstanding. The shares of Preferred Stock are entitled to an aggregate dividend equal to the product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock. The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, in issuing the 505,000 shares of Common Stock and the 45,000 shares of Preferred Stock.

        On November 3, 2000, the Company also issued an aggregate of 1,355 shares of Common Stock under a one-time bonus plan to all its non-executive employees. The Company concluded that such one-time bonus plan did not constitute an event of a "sale" within the meaning of Section 2(a)(3) of the Securities Act of 1933, as amended, because the distribution entailed no direct cost and was made to a relatively broad class of employees.

Dividends

        The Company has never paid dividends on its Common Stock or its Class A Common Stock. The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not anticipate the payment of dividends on its Common Stock or its Class A Common Stock.

        As a result of the Merger the Company will pay dividends to the holders of the Preferred Stock. The shares of Preferred Stock are entitled to an aggregate dividend equal to the product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock. The dividends payable are due on March 15 of the succeeding fiscal year in which they were earned, except that the dividend payable on March 15, 2001, will be due on March 15, 2002.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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


General

        Everlast Worldwide Inc. is a Delaware corporation organized on July 6, 1992. The Company is engaged in the design, manufacture, marketing and sale of women's activewear, sportswear, swimwear and coverups, and, as of January 1, 1999, the design, manufacture, marketing and sale of men's activewear, sportswear and outerwear (the "Apparel Products"), featuring the widely-recognized Everlast(R) trademark. The Company has the exclusive right to use and distribute these Apparel Products in the United States, its territories and possessions (collectively, the "United States") and Canada, its provinces, territories and possessions (collectively, "Canada"). As a result of the Merger (the "Merger") of Everlast Holding Corp., the parent company of Everlast World's Boxing Headquarters Corp., into Active Apparel New Corp., a wholly-owned subsidiary of the Company, the Company became a manufacturer of sporting goods related to the sport of boxing such as boxing gloves, heavy training bags, speed bags, boxing trunks, and miscellaneous gym equipment that are sold through sporting goods stores, mass merchandisers, catalog operations, gymnasiums, and martial arts studios. The Company's wholly-owned subsidiary, Everlast World's Boxing Headquarters, Inc., licenses the Everlast(R) trademark to several companies that source and manufacture products such as men's, women's and children's apparel, sleepwear and underwear, hosiery, footwear, leatherwear, watches, and weight training equipment.

                 The financial statements of the Company and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Results of Operations

        On October 24, 2000, the Company completed a merger whereby Everlast was merged with and into Active Apparel New Corp., a wholly-owned subsidiary of the Company. The results of operations for the year ended December 31, 2000, include the results of Everlast for the period October 25, 2000 to December 31, 2000.

        Year End 2000 Compared to Year End 1999
        ---------------------------------------

        Net sales increased to $36,897,562 for the year ended December 31, 2000 from $24,464,139 for the year ended December 31, 1999, an increase of $12,433,423 or 50.8%. The increase in net sales is primarily attributed to increased sales volume of the Company's Apparel Products through continued market penetration and the addition of the Sports Products from the date of Merger.

        Gross profit increased to $13,442,185 for the year ended December 31, 2000 from $9,885,763 for the year ended December 31, 1999, an increase of $3,556,422 or 36.0%. Gross profit decreased as a percentage of net sales to 36.4% from 40.4%. The decrease as a percentage of net sales is primarily attributed to lower gross margins received for the Company's Sports Products compared to the Apparel Products and lower prices received for the Company's Apparel Products.

        Net license revenues were $537,330 for the year ended December 31, 2000. License revenues were added to the Company's operations with the merger of Everlast, and therefore there were no such revenues in 1999.

        Selling and shipping expenses increased to $7,476,392 for the year ended December 31, 2000 from $5,871,751 for the year ended December 31, 1999, an increase of $1,604,641 or 27.3%. Selling and shipping expenses as a percentage of net sales decreased to 20.3% from 24.0%. The decrease as a percentage of net sales is primarily attributed to the increase in sales as it relates to the fixed portion of the selling and shipping expenses.

        General and administrative expenses increased to $3,133,268 for the year ended December 31, 2000 from $2,302,362 for the year ended December 31, 1999, an increase of $830,906 or 36.1%. General and administrative expenses as a percentage of net sales decreased to 8.5% from 9.4%. The decrease as a percentage of net sales is primarily attributed to the relative fixed nature of general and administrative expenses.

        Interest expense increased to $432,512 for the year ended December 31, 2000 from $279,804 for the year ended December 31, 1999, an increase of $152,708 or 54.6%. The increase is attributed to the increase in the Company's net borrowings from the factor to finance growth and payment of interest on the industrial revenue bonds assumed by the Company from a subsidiary of Everlast Holding Corp. pursuant to the Merger.

                 Operating income increased to $2,937,343 for the year ended December 31, 2000 from $1,431,846 for the year ended December 31, 1999, an increase of $1,505,497 for the reasons stated above. Operating income as a percentage of net sales was 8.0% for the year ended December 31, 2000 as compared to 5.9% for the year ended December 31, 1999.

            Amortization expense of $196,635 was incurred for the year ended December 31, 2000 as a result of the acquisition of Everlast. Goodwill amortization was $43,667 and amortization of trademarks was $152,968. There was no such amortization expense for 1999.

            The Company earned $101,336 of investment income for the year ended December 31, 2000 from the cash and cash equivalents acquired by the Company from Everlast Holding Corp. and its subsidiaries after the Merger.

        The Company incurred a tax provision of $1,416,313 for the year ended December 31, 2000 as compared to $615,694 for the year ended December 31, 1999. The effective income tax rate is higher in 2000 than 1999 as the result of the nondeductible nature of certain expenses incurred as a result of the Merger.

        The Company had net income of $1,425,731 for the year ended December 31, 2000 as compared to $816,152 for the year ended December 31, 1999, an increase of $609,579.

        As a result of the Merger, the shares of Preferred Stock are entitled to an aggregate dividend equal to the product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock. The dividend payable for the year ended December 31, 2000 is $27,324 and is payable on March 15, 2002.

        2001 Market Outlook
        -------------------

            While the retail environment remains difficult, the Company's management believes it will continue to increase its sales growth in its product lines. The continued market penetration of the Everlast men's activewear and sportswear line and the expansion of the Company's internet web site are expected to continue to add to the Company's distribution base. The Company will continue to focus on its core Everlast brand name and to explore other opportunities for growth. The Company expects that its intensified marketing of Sports Products and licensing of the Everlast(R) trademark will continue to increase its market share and develop new items bearing the Everlast(R) trademark.

Liquidity and Capital Resources

        Net cash provided by operating activities for the year ended December 31, 2000 was $1,562,649 compared to $222,766 for the year ended December 31, 1999. This increase was primarily attributable to an increase in net income.

        Net cash provided by investing activities for the year ended December 31, 2000 was $3,699,820 compared to $176,540 used for investing activities for the year ended December 31, 1999 primarily due to cash and cash equivalents received as a result of the Merger.

        Net cash used for financing activities for the year ended December 31, 2000 was $49,264 compared to $0 for the year ended December 31, 1999. This increase was attributable to the payment of interest on December 31, 2000 on the industrial revenue bond assumed by the Company from a subsidiary of Everlast Holding Corp. after the Merger.

        During the year ended December 31, 2000, the Company's primary need for funds was to finance working capital due to growth in net sales of the Company's Apparel Products. The Company has relied primarily upon cash flow from operations and advances drawn against factored receivables to finance its operations and expansion. Cash, cash equivalents and short term investments were $5,867,167 at December 31, 2000 compared to $239,096 at December 31, 1999, an increase of $5,628,071 and working capital was $19,376,365 compared to $5,850,064 at December 31, 1999, an increase of $13,526,301. These increases were primarily attributable to cash acquired by the Company from Everlast Holding and its subsidiaries pursuant the Merger and the increase in net income for the year ended December 31, 2000, as compared to the year ended December 31, 1999.

        Due from factor represents the amount receivable by the Company for factored receivables net of outstanding advances made by the factor to the Company under the factoring agreement. At December 31, 2000 due from factor was $3,652,353 as compared to $1,549,047 at December 31, 1999, an increase of $2,103,306 due to lower borrowing from the factor. The Company's inventory increased by 66.3% to $8,715,934 at December 31, 2000 from $5,240,152 at
December 31, 1999 as a result of the Merger.


2001 Liquidity Outlook
- ----------------------

        Management anticipates it will maintain sufficient cash, cash equivalent balances, short term investments and a net surplus position with the factor, although no assurance to that effect can be given. Positive cash flow, if it occurs, will provide for further increases in cash, cash equivalent balances and short term investments and a reduction in net borrowings and create additional working capital to fund the Company's continued growth over the next 12 months and the mandatory redemption requirements of the Preferred Stock due on December 31, 2001. If a positive cash flow does not occur, there will be a decrease in cash, cash equivalent balances and short term investments or borrowings with the factor and/or other lenders will increase.

        As a result of the Merger the Company is obligated to make mandatory principal and interest payments to holders of industrial revenue bonds issued to finance construction of its manufacturing facility in Moberly, Missouri. The industrial revenue bonds are secured by a letter of credit issued by Chase Manhattan Bank that expires on April 30, 2001. If the letter of credit is not renewed, or the Company cannot obtain similar financing for its manufacturing facility in Moberly, Missouri, the Company may redeem the industrial revenue bonds. Such redemption may lead to a decrease in cash and cash equivalent balances, or increase borrowings from the factor and/or other lenders.

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Financial Statements

                 Please see page 1f attached hereto after the signature page.

Pro-forma Statement

                             Everlast Worldwide Inc.
              Pro-forma Consolidated Condensed Statements of Income
                      For the Year Ended December 31, 2000
                                   (Unaudited)


                                             Historical          Historical            Pro-forma            Pro-forma
                                         Everlast Worldwide      Everlast            Adjustments         Consolidated
                                         ----------------------------------------------------------------------------------

Net sales                                   $ 32,633,850          $ 17,495,429                                $ 50,129,279
Cost of goods sold                            20,100,563            12,267,866               616,076            32,984,505
                                         ----------------------------------------------------------------------------------
Gross profit                                  12,533,287             4,682,856              (616,076)           17,144,774
Net license revenues                                                 4,887,708            (1,210,307)            3,677,401
                                         ----------------------------------------------------------------------------------
                                              12,533,287             9,570,564            (1,826,383)           20,822,175
Operating expenses:
   Selling and shipping                        6,929,856             2,950,015            (1,270,307)            8,609,564
   General and
      administrative                           2,711,537             1,948,208              (100,000)            4,559,745
   Interest  expenses                            390,118               329,097                                     719,215
                                         ----------------------------------------------------------------------------------
Total operating expenses                      10,031,511             5,227,320            (1,370,307)           13,888,524

Income from operations                         2,501,776             4,343,244                88,631             6,933,651

Amortization                                                                               1,071,222             1,071,222

Interest income                                                      1,132,351              (465,000)              667,351
                                         ----------------------------------------------------------------------------------

Income before taxes                            2,501,776             5,475,595            (1,447,591)            6,529,780
Provision for taxes                            1,077,353             2,067,160                76,000             3,220,513
                                         ----------------------------------------------------------------------------------

Net income                                  $  1,424,423          $  3,408,435          ($ 1,523,591)         $  3,309,267
                                         =================================================================================

Redeemable Participating Preferred Stock                                                                      $  2,364,782
dividends
                                                                                                              ------------
Net income available to stockholders                                                                          $    944,485

Basic earnings per share                                                                                              $.30
                                                                                                                      ----
Diluted earnings per share                                                                                            $.18
                                                                                                                      ----

        Reflected in the pro forma adjustments are (i) the increase in cost of goods sold for the allocation of purchase price for inventory acquired, (ii) depreciation of fixed assets recorded at their fair market value pursuant to the allocation purchase price for fixed assets acquired, (iii) elimination of royalties paid by the Company prior to the Merger, (iv) consulting fee and supervisors bonuses paid pursuant to the Merger, (v) the reduction of interest income for the cash paid at Merger, (vi) amortization of intangible assets and,
(vii) the tax effect of the pro forma adjustments.

        The shares of Preferred Stock are entitled to an aggregate dividend equal to the product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The information required to be set forth in this Item will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than April 29, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

            The information required to be set forth in this Item 10 will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than April 29, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required to be set forth in this Item 11 will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than April 29, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required to be set forth in this Item 12 will be incorporated by reference from the Company's 2001 proxy statement to be filed no later than April 29, 2001 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

Item 13.    Exhibits AND REPORTS ON FORM 8-K


(a)         Exhibits
            --------

Exhibit                                                              Filed        Incorporated By
Index  Description of Document                                     Herewith       Reference to:

3.1(a) Certificate of Incorporation of the Company, as amended                    Exhibit 3.(i) of Registration Statement File
       ("Certificate of Incorporation").                                          No.33-87954 (the "1995 Registration Statement")

3.1(b) Certificate of Amendment of the Certificate of                X
       Incorporation

3.1(c) Certificate of Designations, Powers, Preferences and                       Exhibit 4.1 of the Current Report on Form 8-K
       Rights of the Series A Redeemable Participating                            filed on October 24, 2000.
       Preferred Stock.

3.2    Bylaws of the Company.                                                     Exhibit 3.(ii) of the 1995 Registration Statement


10.1   Trademark License Agreement, dated as of May 20, 1994,                     Exhibit 10.1 of the 1995 Registration Statement
       between Converse Inc. and the Company.

10.2   License Agreement, dated as of June 1, 1992 ("Everlast                     Exhibit 10.2 of the 1995 Registration Statement
       License"), between Everlast World's Boxing
       Headquarters Corp. ("Everlast") and Total Impact, Inc.
       ("Total Impact").

10.3   First Amendment Agreement to Everlast License, dated as                    Exhibit 10.3 of the 1995 Registration Statement
       of June 1, 1992, between Everlast and Total Impact.

10.4   Assignment of Everlast License, dated as of July 7,                        Exhibit 10.4 of the 1995 Registration Statement
       1992, between Everlast and the Company.

10.5   Consent to Assignment of Everlast License, dated as of                     Exhibit 10.5 of the 1995 Registration Statement
       August 18, 1992, by Everlast to Total Impact.

10.6   Second Amendment Agreement to Everlast License, dated as                   Exhibit 10.6 of the 1995 Registration Statement
       of January 1, 1993 between Everlast and the Company.

10.7   Third Amendment Agreement to Everlast License, dated as                    Exhibit 10.7 of the 1995 Registration Statement
       of November 15, 1993 between Everlast and the Company.

10.8   License Agreement (Canada), dated as of January 1, 1993,                   Exhibit 10.8 of the 1995 Registration Statement
       ("Canada Everlast License") between Everlast and the
       Company.

Exhibit                                                              Filed        Incorporated By
Index  Description of Document                                     Herewith       Reference to:

10.9   First Amendment Agreement to Canada Everlast License,                      Exhibit 10.9 of the 1995 Registration Statement
       dated as of November 5, 1993, between Everlast and the
       Company.

10.10  Consulting Agreement, dated as of September 1, 1993,                       Exhibit 10.10 of the 1995 Registration Statement
       between the Company and Michael Bick.

10.11  Buying Agency Agreement, dated as of December 1, 1992,                     Exhibit 10.11 of the 1995 Registration Statement
       between the Company and D&P Fashion Collections Ltd.

10.12  Services Agreement, dated as of July 7, 1992, between                      Exhibit 10.12 of the 1995 Registration Statement
       the Company and Total Impact.

10.13  Factoring Agreement, dated as of August 21, 1992 and as                    Exhibit 10.13 of the 1995 Registration Statement
       subsequently amended, between the Company and Century
       Business Credit Corporation.

10.14  Lease Agreement, dated as of May 16, 1991 ("Lease                          Exhibit 10.14 of the 1995 Registration Statement
       Agreement), between Total Impact and 1350 Broadway
       Associates.

10.15  Assignment of Lease Agreement, dated as of September 23,                   Exhibit 10.15 of the 1995 Registration Statement
       1992, by Total Impact to the Company.

10.16  Memorandum of Agreement of Lease, dated as of September                    Exhibit 10.16 of the 1995 Registration Statement
       27, 1993, between the Company and 433 Building
       Corporation.

10.17  Lease, dated as of July 20, 1994, between the Company                      Exhibit 10.17 of the 1995 Registration Statement
       and 1350 Broadway Associates.

10.18  Lease, dated as of July 21, 1994, between the Company                      Exhibit 10.18 of the 1995 Registration Statement
       and 1350 Broadway Associates.

10.19  Form of Registration Rights Agreement, dated as of                         Exhibit 10.19 of the 1995 Registration Statement
       August 20, 1992, between the Company and the holders of
       Preferred Stock.

Exhibit                                                              Filed        Incorporated By
Index  Description of Document                                     Herewith       Reference to:
10.20  Form of Registration Rights Agreement, dated as of                         Exhibit 10.20 of the 1995 Registration Statement
       August 20, 1992, between the Company and the holders of
       Common Stock.

10.21  Form of Senior Subordinated Notes of the Company due                       Exhibit 10.21 of the 1995 Registration Statement
       December 31, 1994.

10.22  Form of Non-Negotiable Convertible Promissory Notes of                     Exhibit 10.22 of the 1995 Registration Statement
       the Company due May 31, 1995.

10.23  Employment Agreement, dated as of August 1, 1994,                          Exhibit 10.23 of the 1995 Registration Statement
       between the Company and George Horowitz.

10.24  Employment Agreement, dated as of September 1, 1994,                       Exhibit 10.24 of the 1995 Registration Statement
       between the Company and Donald J Horowitz.

10.25  Employment Agreement, dated as of August 1, 1994,                          Exhibit 10.25 of the 1995 Registration Statement
       between the Company and Rita Cinque Kriss.

10.26  Employment Agreement, dated as of September 1, 1994,                       Exhibit 10.26 of the 1995 Registration Statement
       between the Company and Rita Cinque Kriss.

10.27  Option Agreement, dated as of November 23, 1994,                           Exhibit 10.27 of the 1995 Registration Statement
       between Century Business Credit Corporation and the
       Company.

10.28  1993 Stock Option Plan of the Company.                                     Exhibit 10.28 of the 1995 Registration Statement

10.29  1995 Non-Employee Director Stock Option Plan of the                        Exhibit 10.29 of the 1996 Form  10-KSB for the
       Company, adopted on October 6, 1995.                                       year ended December 31, 1995

10.30  Amendment to 1993 Stock Option Plan of the Company,                        Exhibit 10.30 of the 1996 Form  10-KSB for the
       adopted on October 6, 1995.                                                year ended December 31, 1995

10.31  Amendment dated October 3, 1995 of Trademark License                       Exhibit 10.31 of the 1996 Form  10-KSB for the
       Agreement dated May 20, 1994 between the Company and                       year ended December 31, 1995
       Converse Inc.


Exhibit                                                              Filed        Incorporated By
Index  Description of Document                                     Herewith       Reference to:
10.32  Amendment dated April 28, 1995 to amend Lease dated                        Exhibit 10.32 of the 1996 Form  10-KSB for the
       September, 1993 between the Company and 433 Building                       year ended December 31, 1995
       Corporation.

10.33  Amendment of Lease, made as of November 1, 1995 between                    Exhibit 10.33 of the 1996 Form  10-KSB for the
       the Company and 1350 Broadway Associates.                                  year ended December 31, 1995

10.34  Consolidated Amendment Agreement to Everlast License,                      Exhibit 10.1 of the Form 8-K filed on January 17,
       dated as of January 1, 1997 between Everlast and the                       1997
       Company.

10.35  Consolidated Amendment Agreement to Canada Everlast                        Exhibit 10.2 of the Form 8-K filed on January 17,
       License, dated as of January 1, 1997 between Everlast                      1997
       and the Company.

10.36  Third Amendment to the Trademark License Agreement,                        Exhibit 10.36 of the 1997 Form 10-KSB for the
       dated as of January 7, 1997 between the Company and                        year ended December 31, 1996
       Converse Inc.

10.37  Fourth Amendment to the Trademark License Agreement,                       Exhibit 10.37 of the 1997 Form 10-KSB for the
       dated as of January 22, 1997 between the Company and                       year ended December 31, 1996
       Converse Inc.

10.38  Employment Agreement, dated as of  September 1, 1996                       Exhibit 10.38 of the 1997 Form 10-KSB for the
       between the Company and Donald Horowitz                                    year ended December 31, 1996

10.39  Amendment to Employment Agreement, dated as of August                      Exhibit 10.39 of the 1997 Form 10-KSB for the
       9, 1996 between the Company and George Horowitz                            year ended December 31, 1996

10.40  Fifth Amendment to the Trademark License Agreement,                        Exhibit 10.40 of the 1998 Form 10-KSB for the
       dated as of September 19, 1997 between the Company and                     year ended December 31, 1998
       Converse Inc.

10.41  Sixth Amendment to the Trademark License Agreement,                        Exhibit 10.41 of the 1998 Form 10-KSB for the
       dated as of April 15, 1998 between the Company and                         year ended December 31, 1998
       Converse Inc.

Exhibit                                                              Filed        Incorporated By
Index  Description of Document                                     Herewith       Reference to:
10.42  Amendment to MTV License agreement dated as of May 26,                     Exhibit 10.1 of the Form 10-QSB for the Quarter
       1998 between the Company and MTV Networks                                  ended September 30, 1998

10.43  Amendment to MTV License agreement dated as of October                     Exhibit 10.43 of the 1998 Form 10-KSB for the
       22, 1998 between the Company and MTV Networks                              year ended December 31, 1998

10.44  License Agreement, dated as of October 23, 1998 ("Men's                    Exhibit 10.44 of the 1998 Form 10-KSB for the
       License"), between Everlast World's Boxing Headquarters                    year ended December 31, 1998
       Corp. ("Everlast") and the Company

10.45  License Agreement, dated as of October 23, 1998 ("Men's                    Exhibit 10.45 of the 1998 Form 10-KSB for the
       License-Canada"), between Everlast World's Boxing                          year ended December 31, 1998
       Headquarters Corp. ("Everlast") and the Company

10.46  Lease, dated as of November 1, 1999, between the                           Exhibit 10.46 of the 1999 Form 10-KSB for the
       Company and 1350 Broadway Associates                                       year ended December 31, 1999

10.47  Promissory note dated December 31, 1999 with George Q.                     Exhibit 10.47 of the 1999 Form 10-KSB for the
       Horowitz due July 31, 2009                                                 year ended December 31, 1999

10.48  Lease, dated as of February 1, 2000, between the                           Exhibit 10.48 of the 1999 Form 10-KSB for the
       Company and 1350 Broadway Associates                                       year ended December 31, 1999

10.49  Agreement and Plan of Merger dated August 21, 2000 by                      Exhibit 99.1 of the Current Report on Form 8-K
       and among Everlast Worldwide Inc. (f/k/a Active Apparel                    filed November 7, 2000.
       Group, Inc.), Active Apparel NewCorp., a Delaware
       corporation and a wholly-owned subsidiary of the
       Company, Everlast World's Boxing Headquarters Corp., a
       New York corporation, Everlast Holding Corp., a
       Delaware corporation, and the stockholders of Everlast
       Holding.

10.50  2000 Stock Option Plan of the Company                                      Appendix B of Schedule 14A filed
                                                                                  on October 3, 2000.

Exhibit                                                              Filed        Incorporated By
Index  Description of Document                                     Herewith       Reference to:
10.51  Form of Registration Rights Agreement                                      Appendix D of Schedule 14A filed
                                                                                  on October 3, 2000.
10.52  Lease dated January 28, 1974 by and between 780 East          X
       132 Street Company and Everlast World's Boxing
       Headquarters Corporation.

10.53  Lease Renewal and Modification dated April 30, 1994 by        X
       and between 780 East 132 Street Company and Everlast
       World's Boxing Headquarters Corporation.

10.54  Loan Agreement dated March 1, 1996 by and between             X
       Industrial Development Authority of the City of
       Moberly, Missouri and Everlast Fitness Mfg. Corp.

23.1   Consent of Independent Auditors                               X



(b) A Current Report on Form 8-K was filed on November 7, 2000 disclosing the closing of the Merger of Everlast Holding Co. into Active Apparel New Corp., a wholly-owned subsidiary of the Company.

                                 SIGNATURE PAGE
                                 --------------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Everlast Worldwide Inc.


                                     By: /s/ George Horowitz
                                        ------------------------------------
                                        George Horowitz
                                        Chairman and Chief Executive Officer


Dated: March 30, 2001

           In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 March 30, 2001         /s/ George Horowitz
                         George Horowitz (Chairman; Chief
                         Executive Officer; and Principal Executive Officer)

 March 30, 2001         /s/ Matthew F. Mark
                        -------------------
                        Matthew F Mark (Chief Financial Officer; and
                        Chief Accounting Officer)

 March 30, 2001         /s/ James Anderson
                        James Anderson (Director)

 March 30, 2001         /s/ Rita Cinque Kriss
                        ---------------------
                        Rita Cinque Kriss (Director)

 March 30, 2001         /s/ Larry Kring
                        ---------------
                        Larry Kring (Director)

 March 30, 2001         /s/ Edward Epstein
                        Edward Epstein (Director)

 March 30, 2001
                        --------------
                        Ben Nadorf (Director)

 March 30, 2001         /s/ Wayne Nadorf
                        ----------------
                        Wayne Nadorf (Director)

                             EVERLAST WORLDWIDE INC.
                           AND SUBSIDIARIES (FORMERLY
                           ACTIVE APPAREL GROUP, INC.)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)


                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report                                              1f


Consolidated Balance Sheet                                                2f


Consolidated Statements of Income                                         3f


Consolidated Statements of Changes in Stockholders' Equity                4f


Consolidated Statements of Cash Flows                                     5f


Notes to Consolidated Financial Statements                              6f-26f

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Everlast Worldwide Inc. and Subsidiaries
  (Formerly Active Apparel Group, Inc.)
New York, NY


We have audited the accompanying consolidated balance sheet of Everlast Worldwide Inc. and subsidiaries (formerly Active Apparel Group, Inc.) as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Everlast Worldwide Inc. and subsidiaries (formerly Active Apparel Group, Inc.) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.



New York, NY
February 23, 2001

                                                                         Page 2f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                   A S S E T S

Current assets:
   Cash and cash equivalents                                                      $ 5,452,301
   Marketable equity securities                                                       414,866
   Accounts receivable, net of allowance
     for doubtful accounts of $117,000                                              4,852,014
   Due from factor                                                                  3,652,353
   Inventories                                                                      8,715,934
   Prepaid expenses and other current assets                                          788,411
                                                                                  -----------
                 Total current assets                                              23,875,879

Restricted cash                                                                       950,000
Property and equipment, net                                                         6,299,999
Cash surrender value, life insurance                                                  835,312
Intangible assets                                                                  34,118,913
Other assets                                                                          797,781
                                                                                  -----------
                                                                                  $66,877,884
                             LIABILITIES, REDEEMABLE PARTICIPATING
                            PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $ 2,826,865
   Current maturities of long-term debt                                               300,000
   Accrued expenses and other current liabilities                                   1,372,649
                                                                                  -----------
                 Total current liabilities                                          4,499,514

License deposits payable                                                              672,962
Long-term debt, net of current maturities                                           3,125,000
                                                                                  -----------
                                                                                    8,297,476
                                                                                  -----------
Redeemable participating preferred stock                                           45,000,000
                                                                                  -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.002; 19,000,000 shares authorized;
     3,172,936 issued; 2,998,936 outstanding                                            6,346
   Class A common stock, par value $.01; 100,000 shares
     authorized, issued and outstanding                                                 1,000
   Paid-in capital                                                                 11,642,105
   Retained earnings                                                                2,543,680
   Accumulated other comprehensive income                                             114,496
                                                                                  -----------
                                                                                   14,307,627
   Less: treasury stock, at cost (174,000 common shares)                              727,219
                                                                                  -----------
                                                                                   13,580,408
                                                                                  -----------
                                                                                  $66,877,884
                                                                                  ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                         Page 3f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Years ended
                                                             December 31,
                                                       ----------------------
                                                     2 0 0 0           1 9 9 9
                                                   -----------       -----------

Net sales                                         $ 36,897,562      $ 24,464,139

Cost of goods sold                                  23,455,377        14,578,376
                                                  ------------      ------------

Gross profit                                        13,442,185         9,885,763

Net license revenues                                   537,330              --
                                                  ------------      ------------
                                                    13,979,515         9,885,763
                                                  ------------      ------------

Operating expenses:
   Selling and shipping                              7,476,392         5,871,751
   General and administrative                        3,133,268         2,302,362
   Interest expense                                    432,512           279,804
                                                  ------------      ------------
                                                    11,042,172         8,453,917
                                                  ------------      ------------

Income from operations                               2,937,343         1,431,846
                                                  ------------      ------------

Other income (expense):
   Amortization expense                               (196,635)             --
   Investment income                                   101,336              --
                                                  ------------      ------------
                                                       (95,299)             --
                                                  ------------      ------------

Income before provision for income taxes             2,842,044         1,431,846

Provision for income taxes                           1,416,313           615,694
                                                  ------------      ------------

Net income                                        $  1,425,731      $    816,152
                                                  ============      ============

Basic earnings per common share                   $        .52      $        .31
                                                  ============      ============

Diluted earnings per common share                 $        .44      $        .31
                                                  ============      ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                                                 Class A
                                                      Total                Common stock                       common stock
                                                  Comprehensive   -----------------------------        ----------------------------
                                                     income          Shares           Amount              Shares           Amount
                                                  -------------   -----------      ------------        -----------    -------------

Balance, January 1, 1999                                            2,492,581       $    5,333          100,000       $    1,000

Comprehensive income:
   Net income                                     $  816,152             --               --               --               --
   Unrealized holding gain                              --
                                                                                                                      ----------

Comprehensive income                              $  816,152
                                                  ==========        ---------       ----------       ----------       ==========


Balance, December 31, 1999                                          2,492,581            5,333          100,000            1,000

Comprehensive income:
   Net income                                     $1,425,731
   Unrealized holding gain                           114,496
                                                  ---------

Comprehensive income                              $1,540,227
                                                  ==========

Issuance of stock pursuant to stock
   based compensation                                                   1,355                3             --               --

Redeemable preferred stock dividends                                     --               --               --               --

Issuance of stock pursuant to merger agreement                        505,000            1,010             --               --
                                                                    ---------       ----------       ----------       ----------

Balance, December 31, 2000                                          2,998,936       $    6,346          100,000       $    1,000
                                                                    =========       ==========       ==========       ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                         Page 4f


                                        Accumulated
                                           other             Treasury stock
        Paid-in         Retained       comprehensive      -------------------------
        capital         earnings          income            Shares       Amount           Total
     -------------    ------------    -------------       ---------   -------------    ------------

     $  6,136,341    $    329,121     $       --           174,000    $   (727,219)    $  5,744,576


             --           816,152             --              --              --            816,152
     ------------    ------------     ------------    ------------    ------------     ------------



        6,136,341       1,145,273             --           174,000        (727,219)       6,560,728


             --         1,425,731             --              --              --          1,425,731
             --              --            114,496            --              --            114,496




            4,274            --               --              --              --              4,277

             --           (27,324)            --              --              --            (27,324)

        5,501,490            --               --              --              --          5,502,500
     ------------    ------------     ------------    ------------    ------------     ------------

     $ 11,642,105    $  2,543,680     $    114,496         174,000    $   (727,219)    $ 13,580,408
     ============    ============     ============    ============    ============     ============


                                                                         Page 5f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years ended
                                                                                  December 31,
                                                                        --------------------------------
                                                                          2 0 0 0              1 9 9 9
                                                                       ------------         -------------
Cash flows from operating activities:
   Net income                                                          $  1,425,731         $    816,152
   Adjustments to reconcile net income to net cash
    provided by operating activities:
        Bad debts                                                              --                 55,000
        Depreciation                                                        243,757              145,619
        Increase in cash surrender value of life insurance policies           2,120                 --
        Stock based compensation                                              4,277                 --
        Amortization                                                        196,635                 --
        Deferred tax benefit                                                   --                (49,269)
        Changes in assets (increase) decrease:
           Refundable income taxes                                             --                284,478
           Accounts receivable                                             (601,475)                --
           Due from factor                                               (2,103,306)             338,198
           Inventory                                                      1,591,819           (2,213,911)
           Prepaid expenses and other current assets                        (21,351)             (80,018)
           Security deposits and other assets                               149,250               70,833
        Changes in liabilities increase (decrease):
           Accounts payable and accrued expenses
             and other liabilities                                          675,192              855,684
                                                                       ------------         -------------
                 Net cash provided by operating activities                1,562,649              222,766
                                                                       ------------         -------------

Cash flows from investing activities:
   Cash obtained pursuant to merger                                      16,163,567                 --
   Transaction costs directly attributable to merger                     (1,396,012)                --
   Cash paid pursuant to merger                                         (10,000,000)                --
   Restricted cash                                                         (950,000)                --
   Acquisition of property and equipment                                   (208,935)            (205,340)
   Repayment of note receivable, officer                                     91,200               28,800
                                                                       ------------         -------------
                 Net cash provided (used) by investing activities         3,699,820             (176,540)
                                                                       ------------         -------------

Cash flows used by financing activities:
   Repayment of long-term debt                                              (49,264)                --
                                                                       ------------         -------------

Net increase in cash and cash equivalents                                 5,213,205               46,226
Cash and cash equivalents, beginning of year                                239,096              192,870
                                                                       ------------         -------------

Cash and cash equivalents, end of year                                 $  5,452,301         $    239,096
                                                                       ============         =============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                                                         Page 6f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


1.      Merger:

        On October 24, 2000, the Company completed a merger whereby Everlast Holding Corp. ("Everlast"), the parent company of Everlast World's Boxing Headquarters Corp. and subsidiaries, was merged with and into Active Apparel New Corp., a wholly-owned subsidiary of the Company. The merger involved an aggregate purchase price of $61.9 million comprised of the following: (i) the issuance of 505,000 shares of $.002 par value common stock of the Company; (ii) $45 million of redeemable participating preferred stock; (iii) $10 million in cash; and (iv) approximately $1.4 million in transaction costs. Contingent consideration of additional shares of common stock may be issued on October 24, 2005 if certain conditions have not been achieved.

        The merger was recorded using the purchase method of accounting. Pursuant to the purchase method, the purchase price is allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities on the date of acquisition. The excess of the purchase price over the fair market value of the identifiable net assets acquired was treated as goodwill. The following summarizes the calculation and allocation of the purchase price:



               Calculation of purchase price:
                     Issuance of Series A redeemable participating
                       preferred stock (note 12), 45,000 shares at
                       $1,000 per share, at fair value                                       $45,000,000
                     Issuance of common stock:
                           505,000 shares at $4.50 per share                                   2,272,500
                           380,000 shares at an additional $8.50 per share,
                             based upon the guaranteed share price of $13                      3,230,000
                     Cash payment                                                             10,000,000
                     Transaction costs                                                         1,396,012
                                                                                           -------------
                                                                                              61,898,512
                                                                                           -------------
               Allocation of purchase price:
                     Net book value of Everlast                                               26,014,388
                     Adjustments to reflect fair value of tangible assets:
                           Land and building                                                   1,050,000
                           Inventory                                                             518,576
                                                                                           -------------
                                                                                              27,582,964
                                                                                           -------------
                     Intangible assets                                                       $34,315,548
                                                                                           =============


                                                                         Page 7f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



2.      Basis of presentation:

        The accompanying consolidated statements of income and cash flows for the year ended December 31, 2000 include Everlast for the period October 25, 2000 to December 31, 2000. Unaudited proforma combined net revenues and net income assuming the merger occurred January 1, 2000 and 1999 were as follows:

                                                                                  Years ended December 31,
                                                                            -----------------------------------
                                                                             2 0 0 0                    1 9 9 9
                                                                            -----------------------------------
                                                                       (in thousands, except for earnings per share)
                    Net revenues:
                          Everlast Worldwide Inc.                             $32,634                $24,464
                          Everlast World's Boxing Headquarters
                            and subsidiaries                                   21,173                 21,469
                                                                              -------                -------
                                                                              $53,807                $45,933
                                                                              =======                =======
                    Net income:
                          Everlast Worldwide Inc.                             $ 1,563                $   784
                          Everlast World's Boxing Headquarters
                            Corp. and subsidiaries                              1,746                  1,165
                                                                              -------                -------
                                                                              $ 3,309                $ 1,949
                                                                              =======                =======
                    Redeemable participating
                      preferred stock dividends                               $ 2,365                $ 1,458
                                                                              =======                =======

                    Earnings per common share:
                         Basic                                                $   .30                $   .16
                                                                              =======                =======
                         Diluted                                              $   .18                $   .10
                                                                              =======                =======


3.      Nature of business:

        The Company amended its certificate of incorporation to change its name to Everlast Worldwide Inc. effective with the merger agreement dated October 24, 2000 (note 1). The Company is a Delaware corporation, which was organized on July 6, 1992. The Company is a distributor of men's and woman's activewear, sportswear, swimwear and cover-ups, which are sold under the Everlast trademark and logo throughout the world.

        Effective with its merger agreement, the Company's business expanded to include manufacturing and distribution of sporting and gym equipment. The Company also obtained exclusive rights to a trademark and a logo, which is licensed to domestic and international licensees. The licensees pay royalties to the Company in exchange for the use of the Company's trademark and logo in their geographic region.

                                                                         Page 8f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



4.       Significant accounting policies:

         a.    Principles of consolidation:


         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:

         o     Active Apparel New Corp.

         o     Everlast World's Boxing Headquarters Corp. (EWBH)

         o     Everlast Sports Mfg. Corp. (wholly-owned subsidiary of EWBH)

         o     Everlast Sports International,  Inc. (wholly-owned  subsidiary of
               EWBH)

         o     Everlast Fitness Mfg. Corp. (wholly-owned subsidiary of EWBH)

         o American Fitness Products, Inc. (wholly-owned subsidiary of Everlast Fitness Mfg. Corp.)

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         b.    Cash and cash equivalents:

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents includes commercial paper, money market funds and certificates of deposit.

         c.    Cash concentration:

         The Company maintains its cash and cash equivalents accounts at various commercial banks. The cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each bank.

                                                                         Page 9f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


4.       Significant accounting policies: (Continued)

         d.    Inventory:

               Inventory is stated at the lower of cost (first-in, first-out basis) or market.

         e.    Property and equipment:

               Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases or estimated life of the assets, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred.

         f.    Fair value of financial instruments:

               i.     Cash and cash equivalents:

                      The carrying amount reflected in the balance sheet for cash and cash equivalents, none of which are held for trading purposes, approximates fair value due to the short maturity of these instruments.

               ii.    Accounts receivable, due from factor and accounts payable:


                      The carrying amounts of accounts receivable, due from factor and accounts payable approximate its fair values because of the short maturities of these instruments.

               iii.   Investments:

                      Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income.

                                                                        Page 10f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

4.       Significant accounting policies: (Continued)

         g.    Intangible assets:

               i.     Goodwill:

                      Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and is being amortized on a straight-line basis over 40 years. Amortization expense charged to operations for the years ended December 31, 2000 and 1999 was $43,667 and $-0-, respectively. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

               ii.    Trademarks:

                      Pursuant to the merger agreement, the Company acquired certain trademarks. These costs are amortized over 30 years. For the years ended December 31, 2000 and 1999, trademark amortization expense was $152,968 and $-0-, respectively.

         h.    Concentration of credit risk:

               The Company routinely extends credit to companies for the sale of its merchandise. This credit risk may be affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. Management believes that the credit risk is mitigated by the strict credit evaluation of those customers to which it extends credit. Reserves for potential credit losses are maintained and such losses have been immaterial to the Company's financial position and within management's expectations.

         i.    Income taxes:

               The Company and its wholly-owned subsidiaries, with the exception of Everlast Sports International, Inc. ("ESI"), will file a consolidated federal income tax return. ESI qualifies as a Domestic International Sales Corporation (DISC), which results in a deferral of tax on its income. No deferred tax liability has been recorded, since the Company does not anticipate the repatriation of earnings in the forseeable future. ESI is authorized to operate in Canada and file a separate Canadian income tax return reporting only the income from that country. The provision for income tax is based upon the consolidated taxable income including that portion of ESI's Canadian income. Various state and local income tax returns are filed pursuant to reporting requirements in those locales.

                                                                        Page 11f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


4.       Significant accounting policies: (Continued)

         j.    Advertising expense:

               The Company expenses advertising costs as they are incurred. As of December 31, 2000 and 1999, the Company had incurred advertising and promotional expenses of $1,326,184 and $794,259, respectively.

         k.    Estimates:

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

         l.    Accounting for stock based compensation:

               The Company applies APB Opinion 25 to account for employee stock option plans (note 16). Accordingly, no compensation cost has been recognized in 2000 and 1999. Had compensation cost been determined on the basis of FASB Statement 123, net income and earnings per share would have been reduced as follows:

                                               2 0 0 0        1 9 9 9
                                             -----------     ---------
                 Net income:
                       As reported           $1,425,731      $816,152
                                             ==========      ========

                       Pro forma             $1,336,698      $758,392
                                             ==========      ========

                 Basic earnings per share:
                       As reported           $      .52      $    .31
                                             ==========      ========

                       Pro forma             $      .49      $    .29
                                             ==========      ========

                 Diluted earnings per share:
                       As reported           $      .44      $    .31
                                             ==========      ========

                       Pro forma             $      .42      $    .29
                                             ==========      ========

                                                                        Page 12f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

4.       Significant accounting policies: (Continued)

         l.    Accounting for stock based compensation:  (Continued)

               The  fair   value  of   compensation   was   computed   using  an
               option-pricing model which took into account the following factors as of the grant date:

               o      the exercise price and expected life of the option

               o      the current price of the stock and its expected volatility

               o      expected dividends, if any

               o the risk-free interest rate for the expected term of the option using Treasury Note rates with a remaining term equal to the expected life of the options

         m.    Foreign currency exchange rate gains and losses:

               Foreign currency transactions are based on the functional currency of the United States dollar. Translation gains and losses of such transactions are included in the consolidated statements of operations.

         n.    Valuation of long-lived assets:

               Long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

         o.    Reclassifications:

               The  1999   statements   of  income  and  cash  flows  have  been
               reclassified for comparative purposes to conform to the 2000 presentation.

                                                                        Page 13f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


5.       Marketable equity securities:

         The Company has marketable equity securities that are classified as available-for-sale securities. These securities have been recorded at their fair market value of $414,866 at December 31, 2000. A net unrealized holding gain amounting to $114,496, has been included in stockholders' equity as of December 31, 2000.

6.       Due from factor:

         Certain of the Company's accounts receivable are assigned without recourse to a commercial factor. The amount due from the factor represents net sales assigned in excess of advances received. The amount due from the factor is net of a provision for future chargebacks of $212,317 at December 31, 2000. Interest is charged at 1% above prime on advances. This factoring arrangement is collateralized by the Company's factored accounts receivable.

7.       Inventory:

         At December 31, 2000, inventories consist of:

                          Raw materials        $1,150,940
                          Work-in-process       1,430,085
                          Finished goods        6,134,909
                                               ----------
                                               $8,715,934
                                               ==========

8.       Note receivable, officer:

         The Company had a promissory note dated December 23, 1996 with the President and Chief Executive Officer in the original amount of $120,000 that was due July 31, 2000. The note was repaid in full during 2000.

9.       Property and equipment:

                 Land                                               $  309,100
                 Buildings and building improvements                 5,290,631
                 Furniture and fixtures                                657,493
                 Machinery and equipment                             2,711,396
                 Vehicles                                              273,402
                                                                    ----------
                                                                     9,242,022
                 Less: accumulated depreciation and amortization     2,942,023
                                                                    ----------
                                                                    $6,299,999

                                                                        Page 14f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


10.      Cash surrender value, life insurance:

         The Company is the owner of cash surrender value life insurance policies on the life of a current stockholder and director. The face value of these policies approximates $2.3 million. At December 31, 2000, the cash value, net of outstanding loans of $208,556, is $835,312.

11.      Industrial revenue bonds:

         The Company has outstanding industrial revenue bonds totaling $3,425,000, net of advance payments of $225,000 as of December 31, 2000. The bonds were issued through the Industrial Development Authority of the City of Moberly, Missouri in 1996. The bonds mature April 1, 2016 with a "put" provision allowed weekly to the holder as well as a weekly variable interest rate. The interest rate cannot exceed 10% per annum.

         The bonds are secured by a letter of credit issued by a bank expiring April 30, 2001. The letter of credit is collateralized by accounts receivable, property, plant and equipment and $950,000 of commercial paper.

         The Company is currently seeking an extension of this letter of credit with the bank. As part of this extension, the Company intends to further secure the letter of credit with additional cash and cash equivalents, or refinance the bonds in their entirety through another lender.

         In addition, the Company is obligated to meet certain targeted consolidated financial covenants each year.

         The bonds are subject to an annual sinking fund for redemption each April 1st with scheduled redemptions as follows:

                        April 1, 2001-2005                $300,000   per year
                            April 1, 2006                 $400,000
                        April 1, 2007-2016                $175,000   per year

         Interest expense on this debt amounted to $42,394 and $-0- for the years ended December 31, 2000 and 1999, respectively.

                                                                        Page 15f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


12.      Redeemable participating preferred stock:

         On October 24, 2000, the Board of Directors designated the issuance of 45,000 shares (1,000,000 total preferred shares authorized) $.01 par value of Series A Redeemable Preferred Stock (the "preferred shares"). These preferred shares were issued pursuant to the merger agreement (note 1) and are recorded at their fair value. The preferred shares have priority liquidation and dividend rights over other securities issued.

         The Company is required to redeem 5,000 shares ($5,000,000 redemption value) on December 31, 2001, and every December 31st thereafter, until all of the shares have been redeemed. The Company has the option to redeem all of the preferred shares at the end of any quarter or an additional amount greater than the mandatory redemption at the end of any year (December 31st). The Company is required to pay 105% of the redemption value for any optional redemption that is made.

         If the Company fails to make any mandatory redemption payment within thirty days after it is due, all licenses and trademarks obtained pursuant to the merger will be assigned back to the former stockholders of Everlast, effective 60 days following the assignment, if not remedied.

         Commencing on the date of issue, the preferred shares will accrue dividends equal to two-thirds (2/3) of the "net after tax profits" multiplied by the "outstanding redeemable percentage." Net after tax profits is defined in the agreement as net income after taxes (pursuant to generally accepted accounting principles) plus goodwill amortization as it relates to the merger, plus compensation from the granting and the exercise of the Company's employee stock options. Outstanding redeemable percentage is defined in the agreement as the aggregate redemption value of the preferred shares outstanding as of January 1st divided by $45 million.

         Dividends shall be due on March 15th of the succeeding fiscal year, except for dividends accrued from the issue date to December 31, 2000, which will be due on March 15, 2002. As of December 31, 2000, the Company has accrued dividends of $27,324 on the preferred shares.

         If dividend payment is not made when scheduled, the Company will be subject to the same terms and conditions as a default on a mandatory redemption payment.

                                                                        Page 16f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


12.      Redeemable participating preferred stock: (Continued)

         Minimum redemption amounts are as follows:

                Twelve months ending  December 31,   2001          $  5,000,000
                                                     2002             5,000,000
                                                     2003             5,000,000
                                                     2004             5,000,000
                                                     2005             5,000,000
                                      2006 and thereafter            20,000,000


13.      Commitments and contingency:


         a.    Lease commitments:

               The Company has three leases for office, showroom, factory and warehouse space, one of which will expire April 30, 2004 and the other two will expire on April 30, 2005.

               At December 31, 2000, future minimum rental payments required under the noncancellable leases are approximately as follows:

                Twelve months ending December 31, 2001                 $626,000
                                                  2002                  632,000
                                                  2003                  644,000
                                                  2004                  377,000
                                                  2005                   81,000

               Rent expense for the years ended December 31, 2000 and 1999 was approximately $359,000 and $206,000, respectively.

                                                                        Page 17f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


13.      Commitments and contingency: (Continued)

         b.    Employment agreements:

               i. The Company has an employment agreement with its President and Chief Executive Officer at an annual base salary of $320,000 through the term of the agreement. The initial term of the agreement expires on December 31, 2005 but continues thereafter for additional one-year periods unless either the President and Chief Executive Officer of the Company or the Board of Directors gives the other ninety days prior written notice of nonrenewal. At the discretion of the Board of Directors, the Company may pay the President and Chief Executive Officer a bonus on or before December 31, of any year during the term.

                      The  agreement  also  includes a  noncompete  clause for a
                      period   of  one  year   following   its   expiration   or
                      termination.

               ii. The Company has an employment agreement with a senior vice president with an initial term of five years expiring September 24, 2005. The agreement will automatically renew for successive one-year terms unless terminated by either party upon 60 days prior written notice. The employee will receive a base salary, guaranteed minimum bonus, additional bonus based on a defined formula and be allowed to participate in the Company's employee benefits package.

               iii. The Company has an employment agreement with the President of Active Apparel New Corp., expiring April 2003. The employee will receive $200,000 annually in exchange for services. The employee will also be entitled to a reimbursement of reasonable out-of-pocket expenses incurred in performing his duties.

               iv. The Company has an employment agreement with the Assistant Vice President of Sales of the Company expiring October 2003. The employee will receive $60,000 annually in exchange for services. The employee will be allowed to participate in the Company's benefits package and be reimbursed for reasonable out-of-pocket expenses incurred in performing his duties.

                                                                        Page 18f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



13.      Commitments and contingency: (Continued)

         b.    Employment agreements: (Continued)

               The minimum payments for base salaries (including guaranteed bonuses) pursuant to the employment agreements are approximately as follows:

                Twelve months ending December 31, 2001                 $780,000
                                                  2002                  793,000
                                                  2003                  687,000
                                                  2004                  570,000
                                                  2005                  504,000

c.       Consulting agreement:

         The Company has a consulting agreement with an individual to provide services with respect to the redeemable participating preferred stock (note 12). The term of the agreement is effective until all shares of the redeemable preferred stock have been redeemed by the Company. The consultant will receive $60,000 annually throughout the duration of the agreement.

d.       Contingencies:

         i. On December 20, 2000, a claim was brought against the Company, its subsidiary (EWBH) and two officers of the Company. The complaint was initiated by the EWBH's licensing representative (the "plaintiff") in the Supreme Court of the State of New York. The plaintiff alleges breach of contract, tortuous interference with contractual relations, tortuous interference with prospective business relations and unjust enrichment stemming from the merger of the Company completed on October 24, 2000 (note 1). The total alleged claims and damages amount to $55.5 million.

               After reviewing this case with the Company's legal counsel, management believes that there is no merit to any of the causes of action alleged in the complaint and intends to contest the matter vigorously. A preliminary conference has been held and arguments on the motions are scheduled to be heard on May 8, 2001.

                                                                        Page 19f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


13.      Commitments and contingency: (Continued)

         d.    Contingencies: (Continued)

               ii. A former heavyweight boxing champion and a corporation are claiming $2.0 million of damages against the Company and one of its subsidiaries for alleged unauthorized use of his name and image. The Company's insurance carrier has assumed the defense of the case.

                      After reviewing this action with the Company's legal counsel, management believes that there is no merit to the plaintiff's case and that the Company will prevail without any cost to the Company, either after a plenary trial or a settlement funded by its insurance carrier.

               iii. There are product liability claims that arise against the Company from time to time. Such actions are usually for amounts greatly in excess of the payments, if any, which may be required to be made. It is the opinion of management, after reviewing such actions with legal counsel to the Company, that the ultimate liability, which might result from such actions, would not have a material adverse effect on the Company's financial position.

         e.    Pension plan:

               The Company contributes to a union sponsored multi-employer pension plan covering its union employees in the Bronx, New York. The Company's contributions to the Plan, incurred in these financial statements, for the years ended to December 31, 2000 and 1999 were $11,020 and $-0-, respectively.

               Information as to the Company's portion of accumulated plan benefits and plan assets is not reported separately by the pension plan. A contingent liability may exist because an employer under the Employee Retirement Income Security Act, upon withdrawal from a multi-employer benefit plan, is required to continue to pay its proportionate share of the plan's unfunded vested benefits, if any. The liability under this provision has not been determined; however, the Company has no intention of withdrawing from the Plan.

                                                                        Page 20f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

13.      Commitments and contingency: (Continued)

         f.    Profit-sharing plans:

               The Company maintains two 401(k) profit-sharing plans for all qualified non-union, full-time employees. The plans contain a profit sharing component with tax deferred contributions to each employee based upon certain criteria and also permits employees to make contributions up to the maximum limits allowed by
               Internal Revenue Code Section 401(k). Pursuant to one of the plans, the Company matches 40% of the first 5% of each employee's contribution. The Company does not match the employee's contribution on the other plan. The Company's contributions were $6,380 and $-0- for the years ended December 31, 2000 and 1999, respectively.

14.      Licensing revenues:

         i. Pursuant to the merger agreement (note 1), the Company acquired numerous licensing and distribution agreements with varying expiration dates through December 2009. Pursuant to the terms of the licensing agreements, the Company is scheduled to receive approximate minimum royalty payments as follows:

                       Years ending December 31, 2001                 $4,174,000
                                                 2002                  3,337,000
                                                 2003                  1,253,000
                                                 2004                  1,134,000
                                                 2005                    984,000
                                  2006 and thereafter                  1,457,000

               Net licensing revenue generated for the years ended December 31, 2000 and 1999 amounted to $537,330 and $-0-, respectively. The year 2000 reflects license revenue from October 25, 2000 to December 31, 2000. On an unaudited proforma basis, net licensing revenue for the year ended December 31, 2000 amounted to $3,677,401.

         ii. In connection with the license agreements, each licensee is required to make a specified minimum cash deposit to the Company. The deposit is refundable to the licensee upon expiration of the license agreement. At December 31, 2000, the amounts on deposit were $735,915. These amounts are reflected as liabilities to licensees on the December 31, 2000 balance sheet.

                                                                        Page 21f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

15.      Stockholders' equity:

         a.    Common stock:

               On October 24, 2000, the Company's stockholders voted to increase the number of authorized shares of par value $.002 common stock, by 9.0 million shares, to 19.0 million common shares.

         b.    Class A common stock:

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

16.      Stock option plans:

         i.    1993 Stock Option Plan:

               A maximum of 443,900 options may be granted pursuant to this plan. Options granted vest in three years and have a term of ten years. Options granted pursuant to this plan are to be designated by the Board of Directors as non-qualified or incentive.

               The option price of shares designated as nonqualified shall be determined by the Board of Directors each year for the following year at 85% of fair market value and in the case of incentive stock options will be no less than the fair market value of the shares on the date of the grant.

         ii.   1995 Non-employee Director Stock Option Plan:

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

                                                                        Page 22f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


16.      Stock option plans: (Continued)

         iii.  2000 Stock Option Plan:

               The Board of Directors will designate options granted pursuant to this plan as incentive or nonqualified. The number of the Company's common stock, par value $.002 per share, subject to this plan is 1,000,000. The maximum allowable grant to any individual in any one year is 600,000 shares. In the case of incentive options, the exercise price shall be at minimum equal to the fair market value of the Company's common stock on the day the option is granted. In the case of non-qualified options, the exercise price shall be 80% or more of the fair market value of the Company's common stock on the day the option is granted. Options granted to a stockholder holding more than 10% of the combined voting power, shall have exercise prices equal to or greater than 100% and 110% of the fair market value of the Company's common stock on the date the option is granted for incentive and non-qualified options, respectively. The Board of Directors can make an appropriate and equitable adjustment in the number and kind, of shares reserved for issuance under this plan and in the number and option price of shares for outstanding options in the event of a capital change in the Company. The options granted vest immediately and have a ten-year term, unless granted to a stockholder with a greater than 10% combined voting power, in which case the term is five years.

               Pursuant to the merger (note 1) on October 24, 2000 the Board of Directors granted the President and CEO of the Company, 125,000 non-qualified stock options with an exercise price of $4.00 and an additional 380,000 non-qualified stock options with an exercise price of $13.00. These options vested immediately and expire five years from the grant date.


         Effective December 31, 1999, the Company granted 93,300 options pursuant to the 1993 stock option plan and the 1995 non-employee director stock option plan to certain key employees and directors. The options were granted in exchange for the employees' and directors' cancellation of the same number of previously granted options which had a higher exercise price. The options granted have an effective exercise price of $2.23.

         The exercise price for options granted is the fair market value of the shares of common stock on the date of the grant. The term of each option is seven years from the date of the grant.

                                                                        Page 23f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

16.      Stock option plans: (Continued)

                                                                              S H A R E S
                                                           -------------------------------------------------------
                                                  2000       1993        1995
                                                  Stock     Stock     Non-employee
                                                 option     option    director stock                   Option
                   2 0 0 0                        plan      plan        optionplan      Total      exercise prices
                  ---------                    ---------  ---------   --------------   -------    ----------------

                  Outstanding at January 1         --      285,679       54,700        340,379    $.85  -  $ 9.38

                  Granted                       505,000       --           --          505,000    $4.00 -  $13.00

                  Cancelled                        --         --           --             --

                  Exercised                        --         --           --             --
                                                -------    -------       ------        -------
                  Outstanding at December       505,000    285,679       54,700        845,379    $.85  -  $13.00
                                                =======    =======       ======        =======

                  Exercisable at December       505,000    188,325       56,914        750,239    $.85  -  $13.00
                                                =======    =======       ======        =======


                                                                              S H A R E S
                                                           -------------------------------------------------------
                                                  2000       1993        1995
                                                  Stock     Stock     Non-employee
                                                 option     option    director stock                    Option
                   1 9 9 9                        plan      plan        optionplan      Total      exercise prices
                  ---------                    ---------  ---------   --------------   -------    ----------------


                   Outstanding at January 1         -      195,979       35,700        231,679     $.85  - $14.75

                   Granted                          -      176,000       46,800        222,800     $2.23 - $9.38

                   Cancelled                        -       86,300       27,800        114,100     $2.09 - $14.75

                   Exercised                        -         --           --             --             --
                                                -------    -------       ------        -------
                   Outstanding at December 31       -      285,679       54,700        340,379     $.85  - $9.38
                                                =======    =======       ======        =======

                   Exercisable at December 31       -      166,976       24,566        191,542     $.85  - $6.25
                                                =======    =======       ======        =======

                                                                        Page 24f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


17.      Income taxes:

         For the years ended December 31, 2000 and 1999, the Company had a provision for income taxes consisting of the following:

                                                        2 0 0 0        1 9 9 9
                                                      ------------    ---------
                    Current tax provision:
                          Federal                      $1,087,382    $  525,785
                          State and local                 307,449       139,178
                          Foreign                          21,482          --
                                                       ----------    -----------
                                                        1,416,313       664,963
                    Deferred tax benefit:
                          Federal                            --         (38,957)
                          State and local                    --         (10,312)
                                                       ----------    -----------

                    Income tax provision               $1,416,313    $  615,694
                                                       ==========    ==========

         The deferred tax benefit primarily consists of the utilization of net operating loss carryforwards.

         Included in prepaid expenses and other current assets is a deferred tax asset, which primarily consists of the temporary difference between the book and tax basis of inventory.

18.      Economic dependency:

         For the year ended December 31, 2000, one customer accounted for approximately 15% of sales.

         For the year ended December 31, 1999, three customers accounted for approximately 39% of sales.

                                                                        Page 25f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

19.      Geographic data:

         Geographic information for net sales is as follows:

                                                   2 0 0 0             1 9 9 9
                                                ------------        ------------

                     U.S.                       $33,818,319         $22,331,244
                     Canada                       2,948,302           2,075,649
                     Other foreign countries        130,941              57,246
                                                ------------        ------------

                                                $36,897,562         $24,464,139
                                                ============        ============

20.      Earnings per share:

         The computation of basic earnings per share is based on net income available to common stockholders divided by the weighted average number of shares actually outstanding during the year. Diluted earnings per share are computed by giving effect to stock options and contingent consideration pursuant to the merger agreement (note 1). The computation of earnings per share are as follows:

                                                                       2 0 0 0          1 9 9 9
                                                                      -----------      --------


         Net income available to common stockholders:

               Net income                                            $ 1,425,731     $   816,152
               Redeemable participating preferred stock dividends        (27,324)           --
                                                                     -----------     -----------

                                                                     $ 1,398,407     $   816,152
                                                                     ===========     ===========

         Basic weighted average common stock outstanding               2,685,505       2,592,581

         Effect of dilutive securities:
               Stock options                                              67,139          27,035
               Contingent consideration                                  412,010            --
                                                                     -----------     -----------

         Diluted weighted average common stock outstanding             3,164,654       2,619,616
                                                                     ===========     ===========
         Basic earnings per common share                             $       .52     $       .31
                                                                     ===========     ===========

         Diluted earnings per common share                           $       .44     $       .31
                                                                     ===========     ===========

                                                                        Page 26f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                      (FORMERLY ACTIVE APPAREL GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


21.      Cash flow information:

         a.    Supplemental disclosures of cash flow information:

                                                        2 0 0 0        1 9 9 9
                                                       ---------      --------
                     Cash paid during the year for:

                                 Interest              $ 439,512      $ 279,804
                                 Income taxes            856,891        433,959

         b.    Supplementary   non-cash   operating,   investing  and  financing
               activities during the year ended December 31, 2000:

               i. Pursuant to the merger agreement (note 1), a portion of the purchase price was satisfied by the following:

                     Issuance of redeemable participating
                       preferred stock                             $ 45,000,000
                     Issuance of 505,000 shares of
                       $.002 par value common stock                   5,502,500
                                                                   ------------

                                                                   $ 50,502,500
                                                                   ============
               ii.    Adjustments to reflect fair
                        value of tangible net assets
                        acquired in the merger:


                           Land and building                       $  1,050,000

                           Inventory                                    518,576
                                                                   ------------

                                                                   $  1,568,576
                                                                   ============
               iii.   Unrealized gains on
                        available-for-sale securities

                                                                   $    114,496
                                                                   ============

               iv.    Dividends declared on redeemable
                        participating preferred stock

                                                                   $     27,324
                                                                   ============