Form 10QSB
period 2001-03-31
EVERLAST WORLDWIDE INC
filed 2001-05-15
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

(Mark One)

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

/ /      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

         Commission File Number:   0-25918
                                   -------

                             EVERLAST WORLDWIDE INC.
        (Exact name of small business issuer as specified in its charter)

                      DELAWARE                         13-3672716
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

                     Yes  /X/                   No  / /

            The number of common  equity shares  outstanding  as of May 11, 2001 was  2,998,936  shares of Common  Stock,  $.002 par value,  and 100,00 shares of
Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

                     Yes  / /                   No  /X/

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets                                      3

            Consolidated Statements of Income                                5

            Consolidated Statements of Changes in Stockholders' Equity       6

            Consolidated Statements of Cash Flows                            7

            Notes to Consolidated Financial Statements                       8

  Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  9-11

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                12

SIGNATURE                                                                   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     MARCH  31,   DECEMBER  31,
                                                                      2 0 0 1       2 0 0 0
                                                                   ------------   -------------
                                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                         $ 6,347,271   $ 5,452,301
  Restricted cash                                                       950,000          --
  Marketable equity securities                                          423,950       414,866
  Accounts receivable - net                                           3,210,664     4,852,014
  Due from factor                                                     3,589,731     3,652,353
  Inventories                                                         9,393,165     8,715,934
  Prepaid expenses and other current assets                           1,274,746       788,411
                                                                    -----------   -----------
Total current assets                                                 25,189,527    23,875,879

  Restricted cash                                                          --         950,000
  Property and equipment, net                                         6,286,114     6,299,999
  Cash surrender value - life insurance                                 835,312       835,312
  Intangible assets                                                  33,852,358    34,118,913
  Other assets                                                          814,853       797,781
                                                                    -----------   -----------

                Total assets                                        $66,978,164   $66,877,884
                                                                    ===========   ===========

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 2,692,971   $ 2,826,865
  Industrial bonds payable, current maturities                        3,350,000       300,000
  Accrued expenses and other current liabilities                      1,087,713     1,372,649
  Preferred stock dividend payable                                      408,748          --
                                                                    -----------   -----------
Total current liabilities                                             7,539,432     4,499,514
                                                                    -----------   -----------

  License deposits payable                                              716,744       672,962
  Industrial bonds payable, net of maturities                              --       3,125,000

Total liabilities                                                     8,256,176     8,297,476
                                                                    -----------   -----------

Redeemable participating preferred stock                             45,000,000    45,000,000
                                                                    -----------   -----------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,172,936 issued, 2,998,936 outstanding            6,346           6,346
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding              1,000           1,000
  Paid-in capital                                              11,642,105      11,642,105
  Retained earnings                                             2,676,176       2,543,680
  Accumulated other comprehensive income                          123,580         114,496
                                                             ------------    ------------
                                                               14,449,207      14,307,627
  Less treasury stock, at cost (174,000 common shares)           (727,219)       (727,219)
                                                             ------------    ------------
                                                               13,721,988      13,580,408
                                                             ------------    ------------

                Total liabilities and stockholders' equity   $ 66,978,164    $ 66,877,884
                                                             ============    ============

                 See accompanying notes to financial statements

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three months ended
                                                          March 31,
                                               ------------------------------

                                                  2 0 0 1          2 0 0 0
                                               ------------     -----------
                                                (Unaudited)     (Unaudited)

Net sales                                     $ 12,214,206    $  8,000,003

Cost of goods sold                               8,037,931       4,872,883
                                              ------------    ------------

Gross profit                                     4,176,275       3,127,120

Net license revenues                             1,188,728            --
                                              ------------    ------------
                                                 5,365,003       3,127,120
                                              ------------    ------------
Operating expenses:
  Selling and shipping                           2,504,516       1,694,435
  General and administrative                     1,400,672         612,887
  Interest expense                                  92,660          99,403
                                              ------------    ------------
                                                 3,997,848       2,406,725
                                              ------------    ------------

Income from operations                           1,367,155         720,395
                                              ------------    ------------

Other income (expense)::
  Amortization                                    (266,555)           --
  Investment income                                 82,395             759
                                              ------------    ------------
                                                  (184,160)            759
                                              ------------    ------------

Income before provision for income taxes         1,182,995         721,154

Provision for income taxes                         669,075         309,796
                                              ------------    ------------

Net income                                    $    513,920    $    411,358
                                              ============    ============

Redeemable preferred stock dividend                381,424            --
                                              ------------    ------------

Net income available to common shareholders   $    132,496    $    411,358
                                              ============    ============

Basic earnings per share                      $        .04    $        .16
                                              ============    ============

Diluted earnings per share                    $        .03    $        .16
                                              ============    ============

                                      - 5 -
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                    Class A
                                            Common Stock         Common Stock

                               Total                                                                              Accumulated
                               compre-                                                                                other
                               hensive                                                               Retained     comprehensive
                               income    Shares       Amount    Shares    Amount   Paid in capital   earnings        income
                               ------    ------       ------    ------    ------   ---------------   --------        ------
Balance, December 31, 1999               2,492,581    $ 5,333   100,000   $1,000    $ 6,136,341     $ 1,145,273

Comprehensive income:
  Net income - three months
  ended March 31, 2000       $411,358                                                                   411,358
                             ========    ---------    -------   -------   ------    -----------     -----------      -------
Balance, March 31, 2000                  2,492,581    $ 5,333   100,000   $1,000    $ 6,136,341     $ 1,556,631         $0
                                         =========    =======   =======   ======    ===========     ===========      =======

Balance, December 31, 2000               2,998,936    $ 6,346   100,000   $1,000    $11,642,105     $ 2,543,680     $114,496

Comprehensive income:
  Net income - three months
  ended March 31, 2001       $513,920           --                   --       --             --         513,920
  Unrealized holding gain       9,084                                                                                  9,084
                             --------    ---------    -------   -------   ------    -----------     -----------      -------

Comprehensive income         $523,004
                             ========

Redeemable preferred stock
  dividend                                                                                             (381,424)

                                         ---------    -------   -------   ------    -----------     -----------     --------
Balance, March 31, 2001                  2,998,936    $ 6,346   100,000   $1,000    $11,642,105     $ 2,676,176     $123,580
                                         =========    =======   =======   ======    ===========     ===========     ========

                                Treasury stock
                               Shares    Amount         Total
                               ------    ------         -----
Balance, December 31, 1999    174,000   $(727,219)   $ 6,560,728

Comprehensive income:
  Net income - three months
  ended March 31, 2000                                   411,358
                              -------   ---------    -----------
Balance, March 31, 2000       174,000   $(727,219)   $ 6,972,086
                              =======   =========    ===========

Balance, December 31, 2000    174,000   $(727,219)   $13,580,408

Comprehensive income:
  Net income - three months
  ended March 31, 2001             --          --        513,920
  Unrealized holding gain                                  9,084
                              -------   ---------    -----------

Comprehensive income

Redeemable preferred stock
  dividend                                              (381,424)
                                                        ========
                              -------   ---------    -----------
Balance, March 31, 2001       174,000   $(727,219)   $13,721,988
                              =======   =========    ===========

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended
                                                                                March 31,
                                                                        2 0 0 1        2 0 0 0
                                                                       --------     ----------
                                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income                                                        $   513,920    $   411,358
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                      57,725         40,344
       Amortization                                                     271,834           --
Changes in assets (increase) decrease:
       Accounts receivable                                            1,641,350           --
       Due from factor                                                   62,622       (407,426)
       Inventory                                                       (677,231)       (20,219)
       Prepaid expenses and other current assets                       (486,335)      (159,665)
       Security deposits and other assets                               (22,351)      (102,601)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                 (391,506)       307,509
       License deposits payable                                          43,782           --
                                                                    -----------    -----------
                        Net cash provided by operating activities     1,013,810         69,300
                                                                    -----------    -----------

Cash flows used by investing activities:
       Notes receivable, officer                                           --            2,400
       Acquisition of property and equipment                            (43,840)       (60,861)
                                                                    -----------    -----------
                        Net cash used in investing activities:          (43,840)       (58,461)
                                                                    -----------    -----------

Cash flows used by financing activities:
       Repayment of industrial bonds                                     75,000           --
                                                                    -----------    -----------

Net increase in cash and cash equivalents                               894,970         10,839
Cash and cash equivalents, beginning of period                        5,452,301        239,096
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $ 6,347,271    $   249,935
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                        $    92,660    $    99,403
    Income taxes                                                      1,026,735        110,500

                                      - 7 -
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

1.      The Company and basis of presentation:

        The consolidated  financial  statements presented herein as of March 31,
        2001  and for the  three  months  ended  March  31,  2001  and  2000 are unaudited  and, in the opinion of  management,  include all  adjustments
        (consisting  only of normal and recurring  adjustments)  necessary for a fair presentation of financial position and results of operations.  Such financial  statements do not include all of the information and footnote disclosures  normally included in audited financial  statements prepared
        in  accordance  with  generally  accepted  accounting  principles.   The
        accompanying  unaudited  consolidated  financial  statements  have  been prepared in accordance with the instructions to Form 10-QSB. The results of  operations  for the three month  period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

2.      Earnings per share:

        Basic  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share  amounts are based on an  increased  number of shares that would be  outstanding  assuming  the  exercise  of  dilutive  stock options and contingent  consideration  pursuant to the merger  agreement dated  October 24, 2000.  For purposes of the diluted  computation,  the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's  stock on
        March 31, 2001 and 2000.

        The number of shares used in the computation of basic earnings per share was 3,098,936 and 2,592,581 at March 31, 2001 and 2000, respectively.
        The number of shares used in the computation of diluted earnings per share was 4,588,919 and 2,624,424 at March 31, 2001 and 2000,
        respectively.

3.      Results of operations:

        On October 24, 2000 the Company completed a merger with Everlast Holding
        Corp., an unrelated third party. The accompanying  statements of income, changes in stockholders'  equity and cash flows include the consolidated results of operations for the three month period ending March 31, 2001.

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
INVOLVE  RISKS AND  UNCERTAINTIES.  THE  COMPANY'S  ACTUAL  RESULTS COULD DIFFER
MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING  STATEMENTS.  FACTORS
THAT MAY CAUSE SUCH DIFFERENCES  INCLUDE,  BUT ARE NOT LIMITED TO, THE COMPANY'S
EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY
OF MANAGERIAL PERSONNEL.

GENERAL

        Everlast Worldwide Inc. is a Delaware  corporation  organized on July 6,
1992. The Company is engaged in the design,  manufacture,  marketing and sale of
women's  activewear,   sportswear,   swimwear  and  coverups,  and  the  design,
manufacture,  marketing and sale of men's  activewear,  sportswear and outerwear
(the "Apparel Products"), featuring the widely-recognized Everlast(R) trademark.
The Company has the exclusive right to use and distribute these Apparel Products in the United States, its territories and possessions (collectively, the "United
States") and Canada, its provinces,  territories and possessions  (collectively,
"Canada").  As a result of the merger (the "Merger") of Everlast  Holding Corp.,
("Everlast")  the parent company of Everlast World's Boxing  Headquarters  Corp, into Active  Apparel New Corp., a  wholly-owned  subsidiary of the Company,  the
Company became a  manufacturer  of sporting goods related to the sport of boxing such as boxing  gloves,  heavy  training bags,  speed bags,  boxing trunks,  and miscellaneous  gym  equipment  (the  "Sports  Products")  that are sold  through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums, and martial arts studios. The Company's  wholly-owned  subsidiary,  Everlast World's
Boxing  Headquarters  Corp.,  licenses the  Everlast(R)  trademark ("the License
Products") to several  companies  that source and  manufacture  products such as men's,  women's  and  children's  apparel,  sleepwear  and  underwear,  hosiery, footwear, leatherwear, watches, and weight training equipment.

        The financial  statements  of the Company and the notes thereto  contain detailed  information  that  should  be  referred  to in  conjunction  with this discussion.

RESULTS OF OPERATIONS

        On October 24, 2000, the Company completed a merger whereby Everlast was merged with and into Active Apparel New Corp., a wholly-owned  subsidiary of the
Company.  The results of  operations  for the three months ended March 31, 2001, include the results of Everlast.

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

        Net sales  increased to $12,214,206 for the three months ended March 31,
2001 from  $8,000,003  for the three months ended March 31, 2000, an increase of
$4,214,203 or 52.7%. This increase in sales was principally  attributable to the additional sales of Sports Products as a result of the Merger.

        Gross profit  increased to  $4,176,275  for the three months ended March
31, 2001 from  $3,127,120 for the three months ended March 31, 2000, an increase of $1,049,155 or 33.6%.  Gross profit  decreased as a percentage of net sales to
34.2% from 39.1%.  This  decrease as a percentage of net sales was primarily due to lower gross margins received for the Sports Products.

        Net license  revenues were  $1,188,728  for the three months ended March
31, 2001. License revenues were added to the Company's operations as a result of the Merger, and therefore there were no such revenues for the three months ended
March 31, 2000.

        Selling and  shipping  expenses  increased to  $2,504,516  for the three months ended March 31, 2001 from $1,694,435 for the three months ended March 31,
2000,  an  increase of $810,081  or 47.8%.  Selling and  shipping  expenses as a percentage  of net sales  decreased  to 20.5% from  21.2%.  This  decrease  as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and  administrative  expenses  increased to  $1,400,672  for the three months ended March 31, 2001 from $612,887 for the three months ended March
31,  2000,  an  increase of  $787,785,  or 128.5%.  General  and  administrative expenses  as a  percentage  of net sales  increased  to 11.5%  from  7.7%.  This increase as a percentage of net sales was primarily  attributable  to additional overhead of Everlast World's Boxing  Headquarters Corp.  incurred as a result of the Merger.

        Interest  expense  decreased to $92,660 for the three months ended March
31, 2001 from  $99,403 for the three  months ended March 31, 2000, a decrease of
$6,743 or 6.8%.  The decrease is  attributed to the decline in the Company's net borrowings from the factor as a result of the Company's increased cash liquidity related to the Merger.

        Operating  income  increased  to  $1,367,155  for the three months ended
March 31, 2001 from  $720,395  for the three  months  ended March 31,  2000,  an increase  of  $646,760,  or  89.8%  for  the  reasons  stated  in the  preceding paragraphs.  Operating  income  as a  percentage  of net sales was 11.2% for the three months ended March 31, 2001 as compared to 9.0% for the three months ended
March 31, 2000.  This  increase  was  primarily  due to increased  net sales and license revenues as it relates to the fixed nature of operating expenses.

        Amortization expense of $266,555 was incurred for the three months ended
March 31, 2001 as a result of the Merger.  Goodwill amortization was $58,222 and amortization of trademarks was $208,333.  There was no such amortization expense for the three months ended March 31, 2000.

        The Company  earned  $82,395 of  investment  income for the three months ended March 31, 2001 from the cash and cash equivalents  acquired by the Company from Everlast and its subsidiaries after the Merger.

        The Company had a tax  provision  of $669,075 for the three months ended
March 31,  2001 as compared to  $309,796  for the three  months  ended March 31,
2000, an increase of $359,279.  The effective  income tax rate is higher for the three months ended March 31, 2001 than for the three months ended March 31, 2000 as the result of the nondeductible nature of intangible amortization incurred as a result of the Merger.

        The Company had net income of $513,920  for the three months ended March
31, 2001 as compared to $411,358 for the three  months ended March 31, 2000,  an increase  of  $102,562,  or  24.9%  for  the  reasons  stated  in the  preceding paragraphs.

        As a result of the  Merger,  the  Company is  required to pay a dividend equal  to the  product  of 2/3 of the  sum of the net  after  tax  profits  plus goodwill  amortization.  In  subsequent  years,  the  dividend is reduced by the percentage  of the redeemed  portion of the Company's  Redeemable  Participating
Preferred  Stock (the  "Preferred  Stock").  The dividend  payable for the three months ended March 31, 2001 is $381,424. This amount, in addition to the $27,324 payable as of December 31, 2000, is payable on March 15, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash  provided by  operating  activities  for the three months ended
March 31, 2001 was  $1,013,810  compared to $69,300 for the three  months  ended
March 31, 2000.  This increase was primarily  attributable to an increase in net income  and  collection  of  accounts  receivable.  Net cash used for  investing activities  for the three  months  ended March 31, 2001 was $43,840  compared to
$58,461 for the three months ended March 31, 2000.

        Net cash used for financing  activities for the three months ended March
31, 2001 was $75,000  compared to $0 for the three  months ended March 31, 2000.
This  increase  was  attributable  to the  principal  payment on the  industrial revenue  bond assumed by the Company  from a  subsidiary  of Everlast  after the
Merger.

        During the three months ended March 31, 2001, the Company's primary need for funds was to  finance  working  capital  for the  growth in net sales of the
Company's Apparel Products and Sports Products. The Company has relied primarily upon cash and cash  equivalents on hand,  cash flow from operations and advances drawn against factored  receivables to finance its operations and expansion.  At
March 31, 2001, cash and cash equivalents  were $6,347,271  compared to $249,935 at March 31, 2000, an increase of $6,097,336;  working  capital was  $17,650,095 compared to  $6,140,704  at March 31, 2000 an  increase  of  $11,509,391.  These increases were primarily  attributable to cash and other current assets acquired by the Company from Everlast and its subsidiaries pursuant to the Merger.

        The  balance  due from the  factor  represents  the  amount  owed to the
Company for factored receivables less the amount of outstanding advances made by the factor to the Company.  At March 31, 2001, due from factor was $3,589,731 as compared  to  $1,956,473  at March 31,  2000.  This  increase is the result of a decrease in borrowings  from the factor.  The Company's  inventory  increased to
$9,393,165  at March 31,  2001 as  compared  to  $5,260,371  at March  31,  2000 primarily attributable to the inventory acquired as a result of the Merger.

        Management anticipates it will maintain sufficient cash, cash equivalent balances,  short term  investments  and a net surplus  position with the factor, although no assurance  to that effect can be given.  Positive  cash flow,  if it occurs,  will provide for further  increases in cash, cash equivalent  balances, short term  investments and a reduction in net borrowings and create  additional working capital to fund the Company's continued growth through 2001 and fund the mandatory  redemption  requirements  of the Preferred  Stock due on December 31,
2001 as well as the dividend  payable on March 15, 2002. If a positive cash flow does not occur,  there will be a decrease in cash, cash equivalent  balances and short term  investments or borrowings  with the factor and/or other lenders will increase.  The  Company  plans to borrow  from the factor to fund the  mandatory redemption payment due December 31, 2001 if a positive cash flow does not occur.

        As a result of the Merger the  Company  assumed  an  obligation  to make mandatory principal and interest payments to holders of industrial revenue bonds issued  to  finance  the 1996  construction  of the  manufacturing  facility  in
Moberly,  Missouri.  The  industrial  revenue  bonds were secured by a letter of credit that  expired on April 30, 2001.  On April 16, 2001 the Company  redeemed the industrial revenue bonds in the amount of $3,350,000. To redeem the bond the
Company borrowed  $3,350,000 from the factor,  secured by the Company's  Apparel
Products  inventory.  It is the Company's  intention to refinance this amount to long term financing.  No assurance can be given that the Company will be able to obtain such long term financing.

                           PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None

       (b)  Reports on Form 8-K

            None

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                            EVERLAST WORLDWIDE INC.

Date: May 15, 2001                          By:/s/ George Q Horowitz
     -------------                             --------------------------
                                               Name:  George Q Horowitz
                                               Title: Chief Executive Officer,
                                                      President, and Treasurer

                                            By: /s/ Matthew Mark
                                                ------------------------------
                                                Name:  Matthew F. Mark
                                                Title: Chief Financial Officer,
                                                       Chief Accounting Officer,
                                                       And Vice President Finance

