Form 10QSB
period 2001-06-30
EVERLAST WORLDWIDE INC
filed 2001-08-07
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

(Mark One)

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

/ /      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                    to
                                             ---------------    ----------------

            Commission File Number:   0-25918
                                      ------- -

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

            The number of common equity shares  outstanding as of August 6, 2001 was  2,998,936  shares of Common  Stock,  $.002 par value,  and 100,00 shares of
Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

                Yes                          No   X
                    -----                      -----

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE
                                                                        ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                    2

           Consolidated Statements of Income                              3

           Consolidated Statements of Changes in Stockholders' Equity     4

           Consolidated Statements of Cash Flows                          5

           Notes to Consolidated Financial Statements                     6

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                   7-10

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURE                                                                12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS
                                                              JUNE  30,         DECEMBER  31,
                                                              2 0 0 1             2 0 0 0
                                                             --------             -------

                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                  $  6,335,765    $  5,452,301
  Marketable equity securities                                    443,880         414,866
  Accounts receivable - net                                     3,154,299       4,852,014
  Due from factor                                               3,452,389       3,652,353
  Inventories                                                  11,160,520       8,715,934
  Prepaid expenses and other current assets                     1,009,203         788,411
                                                             ------------    ------------
Total current assets                                           25,556,056      23,875,879

  Restricted cash                                                    --           950,000

  Property and equipment, net                                   6,269,399       6,299,999
  Cash surrender value - life insurance                           835,312         835,312
  Intangible assets                                            33,569,403      34,118,913
  Other assets                                                    960,137         797,781
                                                             ------------    ------------

                Total assets                                 $ 67,190,307    $ 66,877,884
                                                             ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING
PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  2,717,229    $  2,826,865
  Loan payable - factor                                         3,350,000            --
  Industrial bonds payable, current maturities                       --           300,000
  Accrued expenses and other current liabilities                  543,381       1,345,325
  Preferred stock dividend payable                                835,209          27,324
                                                             ------------    ------------
Total current liabilities                                       7,445,819       4,499,514
                                                             ------------    ------------

  License deposits payable                                        759,341         672,962
  Industrial bonds payable, net of maturities                        --         3,125,000
  Long term debt, net of current maturities                        64,947            --
                                                             ------------    ------------
Total liabilities                                               8,270,107       8,297,476
                                                             ------------    ------------

Redeemable participating preferred stock                       45,000,000      45,000,000
                                                             ------------    ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,172,936 issued, 2,998,936 outstanding            6,346           6,346
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding              1,000           1,000
  Paid-in capital                                              11,642,105      11,642,105
  Retained earnings                                             2,854,458       2,543,680
  Accumulated other comprehensive income                          143,510         114,496
                                                             ------------    ------------
                                                               14,647,419      14,307,627
  Less treasury stock, at cost (174,000 common shares)           (727,219)       (727,219)
                                                             ------------    ------------
                                                               13,920,200      13,580,408
                                                             ------------    ------------

                Total liabilities and stockholders' equity   $ 67,190,307    $ 66,877,884
                                                             ============    ============

                 See accompanying notes to financial statements

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three months ended               Six months ended
                                                           June 30,                        June 30,
                                                           --------                        --------

                                                 2 0 0 1         2 0 0 0          2 0 0 1        2 0 0 0
                                                 -------         -------          -------        -------
                                               (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Net sales                                     $ 12,346,009    $  8,184,467    $ 24,560,215    $ 16,184,470

Cost of goods sold                               7,911,361       4,965,504      15,949,292       9,838,387
                                              ------------    ------------    ------------    ------------

Gross profit                                     4,434,648       3,218,963       8,610,923       6,346,083

Net license revenues                             1,214,455            --         2,403,183            --
                                              ------------    ------------    ------------    ------------
                                                 5,649,103       3,218,963      11,014,106       6,346,083
                                              ------------    ------------    ------------    ------------
Operating expenses:
  Selling and shipping                           2,795,171       1,705,871       5,299,687       3,400,307
  General and administrative                     1,255,219         606,201       2,655,891       1,218,329
  Interest expense                                 138,825         115,312         231,485         214,715
                                              ------------    ------------    ------------    ------------
                                                 4,189,215       2,427,384       8,187,063       4,833,351
                                              ------------    ------------    ------------    ------------

Income from operations                           1,459,888         791,579       2,827,043       1,512,732
                                              ------------    ------------    ------------    ------------

Other income (expense):
  Amortization                                    (282,955)           --          (549,510)           --
  Investment income                                107,511            --           189,906
                                              ------------    ------------    ------------    ------------
                                                  (175,444)           --          (359,604)           --
                                              ------------    ------------    ------------    ------------

Income before provision for income taxes         1,284,444         791,579       2,467,439       1,512,732

Provision for income taxes                         679,701         340,677       1,348,776         650,473
                                              ------------    ------------    ------------    ------------

Net income                                    $    604,743    $    450,902    $  1,118,663    $    862,259
                                              ============    ============    ============    ============

Redeemable preferred stock dividend                426,461            --           807,885            --
                                              ------------    ------------    ------------    ------------
Net income available to common shareholders   $    178,282    $    450,902    $    310,778    $    562,259
                                              ============    ============    ============    ============

Basic earnings per share                              $.06            $.17            $.10            $.33
                                              ============    ============    ============    ============

Diluted earnings per share                            $.04            $.17            $.07            $.32
                                              ============    ============    ============    ============

                See accompanying notes to financial statements.

                                                       EVERLAST WORLDWIDE INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                      Class A
                                              Common Stock           Common Stock
                                         ----------------------    ----------------

                              Total                                                                                 Accumulated
                              compre-                                                                                other
                              hensive                                                                     Retained  comprehensive
                              income      Shares       Amount      Shares     Amount    Paid in capital   earnings    income
                              ------      ------       ------      ------     ------    ---------------   --------    ------
Balance, December 31, 1999               2,492,581     $5,333      100,000    $1,000    $6,136,341       $1,145,273

Comprehensive income:
  Net income - six months
  ended June 30, 2000         $862,259                                                                      862,259
                              ========   ---------    ------      -------     ------    ----------       ----------  --------
Balance, June 30, 2000                   2,492,581    $5,333      100,000     $1,000    $6,136,341       $2,007,532     $0
                                         =========    ======      =======     ======    ==========       ==========  ========

Balance, December 31, 2000               2,998,936    $6,346      100,000     $1,000   $11,642,105       $2,543,680  $114,496

Comprehensive income:
  Net income - six months
  ended June 30, 2001       $1,118,663           -                      -          -             -        1,118,663
  Unrealized holding gain       29,014                                                                                 29,014
                            ----------

Comprehensive income        $1,147,677
                            ==========

Redeemable preferred stock
  dividend                                                                                                (807,885)
                                         ---------    ------      -------     ------   -----------      ----------   --------
Balance, June 30, 2001                   2,998,936    $6,346      100,000     $1,000   $11,642,105      $2,854,458   $143,510
                                         =========    ======      =======     ======   ===========      ==========   ========

                                  Treasury Stock
                                  --------------

                               Shares      Amount      Total
                               ------      ------      -----
Balance, December 31, 1999     174,000    $(727,219)  $6,560,728

Comprehensive income:
  Net income - six months
  ended June 30, 2000                                    862,259
                               -------    ---------   ----------
Balance, June 30, 2000         174,000    $(727,219)  $7,422,987
                               =======    =========   ==========

Balance, December 31, 2000     174,000    $(727,219) $13,580,408

Comprehensive income:
  Net income - six months
  ended June 30, 2001                -            -    1,118,663
  Unrealized holding gain                                 29,014

Comprehensive income

Redeemable preferred stock
  dividend                                              (807,885)
                               -------    ---------- -----------
Balance, June 30, 2001         174,000    $(727,219) $13,920,200
                               =======    ========== ===========

                                          See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE  30,
                                                                             2 0 0 1          2 0 0 0
                                                                            ----------       --------
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income                                                                $ 1,118,663    $   862,259
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                             249,594         80,688
       Amortization                                                             561,691           --
Changes in assets (increase) decrease:
Accounts receivable                                                           1,697,715           --
       Due from factor                                                          199,964     (1,955,571)
       Inventories                                                           (2,444,586)       124,908
       Prepaid expenses and other current assets                               (220,792)       (95,511)
       Security deposits and other assets                                      (174,537)      (110,169)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                         (911,580)     1,310,060
       License deposits payable                                                  86,379           --
                                                                            -----------    -----------
                        Net cash provided by operating activities               162,511        216,664
                                                                            -----------    -----------

Cash flows provided (used) by investing activities:
       Restricted cash                                                          950,000           --
       Notes receivable, officer                                                   --            4,800
       Acquisition of property and equipment                                   (218,994)      (121,390)
                                                                            -----------    -----------
                        Net cash provided (used) in investing activities:       731,006       (116,590)
                                                                            -----------    -----------

Cash flows used by financing activities:
       Increase in long term debt                                                64,947           --
       Increase in loan payable factor                                        3,350,000           --
       Repayment of industrial bond                                          (3,425,000)          --
                                                                            -----------    -----------
                        Net cash used in financing activities                   (10,053)          --
                                                                            -----------    -----------

Net increase in cash and cash equivalents                                       883,464        100,074
Cash and cash equivalents, beginning of period                                5,452,301        239,096
                                                                            -----------    -----------

Cash and cash equivalents, end of period                                    $ 6,335,765    $   339,170
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                $   175,711    $   214,715
    Income taxes                                                              1,964,522        310,420

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

1.       The Company and basis of presentation:

         The consolidated  financial  statements presented herein as of June 30,
         2001 and for the six months and the three  months  ended June 30,  2001 and 2000 are unaudited and, in the opinion of  management,  include all adjustments  (consisting  only of  normal  and  recurring  adjustments)
         necessary for a fair presentation of financial  position and results of operations.  Such  financial  statements  do  not  include  all  of the information  and  footnote  disclosures  normally  included  in audited financial  statements  prepared in accordance  with generally  accepted
         accounting   principles.   The  accompanying   unaudited   consolidated
         financial   statements  have  been  prepared  in  accordance  with  the instructions  to Form  10-QSB.  The results of  operations  for the six month and three month  period  ended June 30, 2001 are not  necessarily indicative  of the results that may be expected  for any other  interim period or the full year ending December 31, 2001.

2.       Earnings per share:

         Basic  earnings per share  amounts are  computed  based on the weighted average  number of  shares  actually  outstanding  during  the  period.
         Diluted  earnings per share amounts are based on an increased number of shares  that would be  outstanding  assuming  the  exercise of dilutive stock  options  and  contingent  consideration  pursuant  to the merger
         agreement   dated  October  24,  2000.  For  purposes  of  the  diluted computation,  the  number  of  shares  that  would be  issued  from the exercise  of stock  options  has been  reduced  by the number of shares which could have been purchased from the proceeds at the average market price of the Company's stock on June 30, 2001 and 2000.

         The number of shares  used in the  computation  of basic  earnings  per
         share  was   3,098,936  and  2,592,581  at  June  30,  2001  and  2000,
         respectively.  The number of shares used in the  computation of diluted earnings  per share was  4,621,139  and  2,657,738 at June 30, 2001 and
         2000, respectively.

3.       Results of operations:

         On October  24,  2000 the  Company  completed  a merger  with  Everlast
         Holding Corp., an unrelated third party. The accompanying statements of income,  changes in  stockholders'  equity and cash flows  include  the consolidated  results of  operations  for the six month and three month period ending June 30, 2001.

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
The Company has the exclusive right to use and distribute these Apparel Products in the United States, its territories and possessions (collectively, the "United
States") and Canada, its provinces,  territories and possessions  (collectively,
"Canada").  As a result of the  merger on October  24,  2000 (the  "Merger")  of
Everlast  Holding Corp.,  ("Everlast")  the parent  company of Everlast  World's
Boxing  Headquarters  Corp,  into  Active  Apparel  New  Corp.,  a  wholly-owned subsidiary of the Company,  the Company became a manufacturer  of sporting goods related to the sport of boxing such as boxing gloves, heavy training bags, speed bags, boxing trunks,  and  miscellaneous  gym equipment (the "Sports  Products")
that are  sold  through  sporting  goods  stores,  mass  merchandisers,  catalog operations,  gymnasiums,  and martial arts studios.  The Company's  wholly-owned subsidiary, Everlast World's Boxing Headquarters, Inc., licenses the Everlast(R)
trademark  (the  "License  Products")  to  several  companies  that  source  and manufacture  products such as men's,  women's and children's apparel,  sleepwear and underwear,  hosiery,  footwear,  leatherwear,  watches,  and weight training equipment.

        The financial  statements  of the Company and the notes thereto  contain detailed  information  that  should  be  referred  to in  conjunction  with this discussion.

RESULTS OF OPERATIONS

        The results of operations  for the six months and the three months ended
June 30, 2001 include the results of Everlast.

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

        Net sales  increased to $12,346,009  for the three months ended June 30,
2001 from  $8,184,467  for the three months ended June 30, 2000,  an increase of
$4,161,542 or 50.9%. This increase in sales was principally  attributable to the additional sales of Sports Products as a result of the Merger.

        Gross profit increased to $4,434,648 for the three months ended June 30,
2001 from  $3,218,963  for the three months ended June 30, 2000,  an increase of
$1,215,685  or 37.8%.  Gross profit  decreased  as a percentage  of net sales to
35.9% from 39.3%.  This  decrease as a percentage of net sales was primarily due to lower gross margins received for the Sports Products.

        Net license revenues were $1,214,455 for the three months ended June 30,
2001. License revenues were added to the Company's operations as a result of the
Merger,  and  therefore  there were no such  revenues for the three months ended
June 30, 2000.

        Selling and  shipping  expenses  increased to  $2,795,171  for the three months ended June 30, 2001 from  $1,705,871  for the three months ended June 30,
2000,  an increase of $1,089,300  or 63.9%.  Selling and shipping  expenses as a percentage  of net sales  increased  to 22.6% from  20.8%.  This  increase  as a percentage  of net sales was  primarily  attributable  to increased  spending on advertising and promotional expenses.

        General and  administrative  expenses  increased to  $1,255,219  for the three months  ended June 30, 2001 from  $606,201 for the three months ended June
30,  2000,  an  increase of  $649,018,  or 107.1%.  General  and  administrative expenses  as a  percentage  of net sales  increased  to 10.2%  from  7.4%.  This increase as a percentage of net sales was primarily  attributable  to additional overhead of Everlast World's Boxing  Headquarters Corp.  incurred as a result of the Merger.

        Interest  expense  increased to $138,825 for the three months ended June
30, 2001 from  $115,312 for the three months ended June 30, 2000, an increase of
$23,513 or 20.4%.  The increase is  attributed  to the increase in the Company's net borrowings from the factor.

        Operating income increased to $1,459,888 for the three months ended June
30, 2001 from  $791,579 for the three months ended June 30, 2000, an increase of
$668,309, or 84.4% for the reasons stated in the preceding paragraphs. Operating income as a  percentage  of net sales was 11.8% for the three  months ended June
30, 2001 as  compared to 9.7% for the three  months  ended June 30,  2000.  This increase was  primarily  due to increased  net sales and license  revenues as it relates to the fixed nature of operating expenses.

        Amortization expense of $282,955 was incurred for the three months ended
June 30, 2001 as a result of the Merger.  Goodwill  amortization was $34,955 and amortization of trademarks was $248,000.  There was no such amortization expense for the three months ended June 30, 2000.

        The Company  earned  $107,511 of investment  income for the three months ended June 30, 2001 from the cash and cash  equivalents  acquired by the Company from Everlast Holding Corp. and its subsidiaries after the Merger.  There was no investment income for the three months ended June 30, 2000.

        The Company  incurred a tax  provision  of $679,701 for the three months ended June 30, 2001 as compared to $340,677  for the three months ended June 30,
2000, an increase of $339,024.  The effective  income tax rate is higher for the three  months  ended June 30, 2001 than for the three months ended June 30, 2000 as the result of the nondeductible nature of intangible amortization incurred as a result of the Merger.

        The Company had net income of $604,743  for the three  months ended June
30, 2001 as compared to $450,902 for the three  months  ended June 30, 2000,  an increase  of  $153,841,  or  34.1%  for  the  reasons  stated  in the  preceding paragraphs.

        As a result of the Merger, the Company is required to pay to the holders of the  Company's  Redeemable  Participating  Preferred  Stock  (the  "Preferred
Stock") a dividend  equal to the  product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed  portion of the Preferred  Stock. The dividend payable for the three months ended June 30, 2001 is $426,461.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

        Net sales  increased  to  $24,560,212  for the six months ended June 30,
2001 from  $16,184,470  for the six months ended June 30,  2000,  an increase of
$8,375,742 or 51.8%. This increase in sales was principally  attributable to the additional sales of Sports Products as a result of the Merger.

        Gross profit  increased to $8,610,920  for the six months ended June 30,
2001 from  $6,346,083  for the six months  ended June 30,  2000,  an increase of
$2,264,837  or 35.7%.  Gross profit  decreased  as a percentage  of net sales to
35.1% from 39.2%.  This  decrease as a percentage of net sales was primarily due to lower gross margins received for the Sports Products.

        Net license  revenues were  $2,403,183 for the six months ended June 30,
2001. License revenues were added to the Company's operations as a result of the
Merger,  and therefore there were no such revenues for the six months ended June
30, 2000.

        Selling and shipping expenses increased to $5,299,687 for the six months ended June 30, 2001 from  $3,400,307  for the six months ended June 30, 2000, an increase of $1,899,380 or 55.9%.  Selling and shipping  expenses as a percentage of net sales increased to 21.6% from 21.0%. This increase as a percentage of net sales was  primarily  attributable  to  increased  spending on  advertising  and promotional expenses.

        General and administrative  expenses increased to $2,655,891 for the six months  ended June 30, 2001 from  $1,218,329  for the six months  ended June 30,
2000, an increase of $1,437,562,  or 118.0%. General and administrative expenses as a percentage  of net sales  increased to 10.8% from 7.5%.  This increase as a percentage of net sales was  primarily  attributable  to additional  overhead of
Everlast World's Boxing Headquarters Corp. incurred as a result of the Merger.

        Interest expense increased to $231,485 for the six months ended June 30,
2001 from  $214,715  for the six months  ended June 30,  2000,  an  increase  of
$16,770 or 7.8%. The increase is attributed to the increase in the Company's net borrowings from the factor.

        Operating  income  increased to $2,827,043 for the six months ended June
30, 2001 from  $1,512,732 for the six months ended June 30, 2000, an increase of
$1,314,311,  or  86.9%  for the  reasons  stated  in the  preceding  paragraphs.
Operating income as a percentage of net sales was 11.5% for the six months ended
June 30, 2001 as compared to 9.4% for the six months ended June 30,  2000.  This increase was  primarily  due to increased  net sales and license  revenues as it relates to the fixed nature of operating expenses.

        Amortization  expense of $549,510  was incurred for the six months ended
June 30, 2001 as a result of the Merger.  Goodwill  amortization was $93,177 and amortization of trademarks was $456,333.  There was no such amortization expense for the six months ended June 30, 2000.

        The  Company  earned  $189,906 of  investment  income for the six months ended June 30, 2001 from the cash and cash  equivalents  acquired by the Company from Everlast Holding Corp. and its subsidiaries after the Merger.  There was no investment income for the six months ended June 30, 2000.

        The Company  incurred a tax provision of  $1,348,776  for the six months ended June 30, 2001 as compared  to $650,473  for the six months  ended June 30,
2000, an increase of $698,303.  The effective  income tax rate is higher for the six months  ended June 30,  2001 than for the six months  ended June 30, 2000 as the result of the nondeductible nature of intangible  amortization incurred as a result of the Merger.

        The Company had net income of  $1,118,663  for the six months ended June
30,  2001 as compared to $862,259  for the six months  ended June 30,  2000,  an increase  of  $256,404,  or  29.7%  for  the  reasons  stated  in the  preceding paragraphs.

        As a result of the Merger, the Company is required to pay to the holders of Preferred  Stock a dividend equal to the product of 2/3 of the sum of the net after tax profits plus goodwill amortization.  In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock. The dividend  payable  for the six months  ended  June 30,  2001 is  $807,885.  This amount,  in addition to the $27,324  payable as of December 31, 2000, is payable on March 15, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating  activities for the six months ended June
30, 2001 was  $162,511  compared to $216,664  for the six months  ended June 30,
2000.  This decrease was primarily  attributable  to an increase in  inventories combined with an increase in net income and  collection of accounts  receivable.
Net cash provided by investing activities for the six months ended June 30, 2001 was  $731,006  compared to $116,590  used for the six months ended June 30, 2000 primarily as a result of $950,000 of cash released from  restriction  during the six months ended June 30, 2001. This $950,000 was released upon the repayment of the industrial revenue bond assumed by the Company pursuant to the Merger.

        Net cash used for financing activities for the six months ended June 30,
2001 was $10,053  compared to $0 for the six months  ended June 30,  2000.  This increase was  attributable to the redemption of the industrial  revenue bond , a short term loan of $3,350,000  from the Company's  factor,  and $64,947 of lease financing for the purchase of fixed assets.

        During the six months ended June 30, 2001,  the  Company's  primary need for funds was to  finance  working  capital  for the  growth in net sales of the
Company's Apparel Products and Sports Products. The Company has relied primarily upon cash and cash  equivalents on hand,  cash flow from operations and advances drawn against factored  receivables to finance its operations and expansion.  At
June 30, 2001, cash and cash equivalents were $6,335,765 compared to $339,170 at
June 30,  2000,  an  increase of  $5,996,595;  working  capital was  $18,110,237 compared  to  $6,566,252  at June 30, 2000 an  increase  of  $11,543,985.  These increases were primarily  attributable to cash and other current assets acquired by the Company from Everlast and its subsidiaries pursuant to the Merger and net income.

        The  balance  due from the  factor  represents  the  amount  owed to the
Company for factored receivables less the amount of outstanding advances made by the factor to the Company.  At June 30, 2001,  due from factor was $3,452,389 as compared  to  $3,504,618  at June 30,  2000.  This  decrease is the result of an increase in borrowings  from the factor.  The Company's  inventory  increased to
$11,160,520  at June  30,  2001 as  compared  to  $5,115,244  at June  30,  2000 primarily  attributable to an increase in booked and anticipated  orders and the inventory acquired as a result of the Merger.

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

        As a result of the Merger,  the Company  assumed an  obligation  to make mandatory principal and interest payments to holders of industrial revenue bonds issued  to  finance  the 1996  construction  of the  manufacturing  facility  in
Moberly,  Missouri.  The  industrial  revenue  bonds were secured by a letter of credit that expired on April 30, 2001. On April 16, 2001,  the Company  redeemed the  industrial  revenue  bonds in the  amount  of  $3,350,000.  To  redeem  the industrial  revenue  bonds the  Company  borrowed  $3,350,000  from the  factor, secured  by the  Company's  Apparel  Products  inventory.  It is  the  Company's intention to refinance this amount on a long term basis.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 15, 2001, the Company held its annual  meeting of  stockholders, whereby the stockholders elected directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending  December  31,  2001.  The votes on such  matters were as follows:

1. Election of directors:
                                               For               Against
                                               ---               -------
        George Horowitz                     3,326,484             9,465

        Rita Cinque Kriss                   3,326,714             9,435

        James Anderson                      3,326,514             9,235

        Edward Epstein                      3,326,114             9,835

        Larry Kring                         3,326,314             9,635

        Messrs. Ben Nadorf and Wayne Nadorf are continuing directors and who are separately  elected  by the  holders  of the  Preferred  Stock.  Their  terms as directors  expire  concurrent with the terms of other directors  elected at this annual meeting.

2.      Ratification  of appointment of auditors:  To ratify the  appointment of
Berenson & Company,  LLP as the  Company's  auditors  for the fiscal year ending
December 31,2001.

                                  For               Against           Abstain
                               ---------            -------           -------
                               2,780,694             7,630            3,325

   Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

                None

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                              EVERLAST WORLDWIDE INC.

Date: August 7, 2001                          By:/s/ George Q Horowitz
     ---------------                             --------------------------
                                                 Name: George Q Horowitz
                                                 Title: Chief Executive Officer,
                                                       President, and Treasurer

                                              By:/s/ Matthew Mark
                                                 ---------------------------
                                                 Name: Matthew F. Mark
                                                 Title: Chief Financial Officer,
                                                        Chief Accounting Officer,
                                                        and Vice President Finance

