Form 10QSB
period 2001-09-30
EVERLAST WORLDWIDE INC
filed 2001-11-07
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - QSB

(Mark One)

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2001

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

            The number of common  equity  shares  outstanding  as of November 6,
2001 was 2,998,936 shares of Common Stock, $.002 par value, and 100,00 shares of
Class A Common Stock, $.01 par value.

            Transitional Small Business Disclosure Format (check one):

               Yes                                   No   X
                   -----                                -----

                                   Form 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                   Page
                                                                                 ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                             3

           Consolidated Statements of Income                                       4

           Consolidated Statements of Changes in Stockholders' Equity              5

           Consolidated Statements of Cash Flows                                   6

           Notes to Consolidated Financial Statements                              7

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                           8-11

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                        12

SIGNATURES                                                                        13

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                                        September  30,                December  31,
                                                                                           2 0 0 1                       2 0 0 0
                                                                                       ------------                   ------------
                                                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                             $ 5,520,666                    $ 5,452,301
  Marketable equity securities                                                              441,707                        414,866
  Accounts receivable - net                                                               4,854,608                      4,852,014
  Due from factor                                                                         3,298,191                      3,652,353
  Inventories                                                                            12,395,244                      8,715,934
  Prepaid expenses and other current assets                                               1,421,573                        788,411
                                                                                       ------------                   ------------
Total current assets                                                                     27,931,989                     23,875,879

  Restricted cash                                                                           -                              950,000
  Property and equipment, net                                                             6,249,068                      6,299,999
  Cash surrender value - life insurance                                                     835,312                        835,312
  Intangible assets                                                                      33,304,371                     34,118,913
  Other assets                                                                              952,810                        797,781
                                                                                       ------------                   ------------

                Total assets                                                            $69,273,550                    $66,877,884
                                                                                       ============                   ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                       $2,170,626                    $ 2,826,865
  Loan payable - factor                                                                   3,350,000                         -
  Industrial bonds payable, current maturities                                               -                             300,000
  Accrued expenses and other current liabilities                                          2,039,185                      1,345,325
  Preferred stock dividend payable                                                        1,611,872                         27,324
                                                                                       ------------                   ------------
Total current liabilities                                                                 9,171,683                      4,499,514
                                                                                       ------------                   ------------

  License deposits payable                                                                  757,723                        672,962
  Industrial bonds payable, net of maturities                                                -                           3,125,000
  Long term debt, net of current maturities                                                  80,916                        -     .
                                                                                       ------------                   ------------
Total liabilities                                                                        10,010,322                      8,297,476
                                                                                       ------------                   ------------

Redeemable participating preferred stock                                                 45,000,000                     45,000,000
                                                                                       ------------                   ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,172,936 issued, 2,998,936 outstanding                                      6,346                          6,346
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                        1,000                          1,000
  Paid-in capital                                                                        11,642,105                     11,642,105
  Retained earnings                                                                       3,205,936                      2,543,680
  Accumulated other comprehensive income                                                    135,060                        114,496
                                                                                       ------------                   ------------
                                                                                         14,990,447                     14,307,627
  Less treasury stock, at cost (174,000 common shares)                                     (727,219)                      (727,219)
                                                                                       ------------                   ------------
                                                                                         14,263,228                     13,580,408
                                                                                       ------------                   ------------

                Total liabilities and stockholders' equity                             $ 69,273,550                   $ 66,877,884
                                                                                       ============                   ============

                 See accompanying notes to financial statements

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three months ended                      Nine months ended
                                                              September 30,                             September 30,
                                                    --------------------------------        --------------------------------

                                                      2 0 0 1               2 0 0 0           2 0 0 1               2 0 0 0
                                                    -------------       --------------      -------------       --------------
                                                    (Unaudited)           (Unaudited)        (Unaudited)         (Unaudited)

Net sales                                           $ 14,264,997        $  9,100,476        $ 38,825,212        $ 25,284,946

Cost of goods sold                                     9,398,676           5,456,075          25,347,968          15,294,462
                                                    ------------        ------------        ------------        ------------

Gross profit                                           4,866,321           3,644,401          13,477,244           9,990,484

Net license revenues                                   1,366,881                --             3,770,064                --
                                                    ------------        ------------        ------------        ------------
                                                       6,233,202           3,644,401          17,247,308           9,990,484
                                                    ------------        ------------        ------------        ------------
Operating expenses:
  Selling and shipping                                 2,413,537           1,921,529           7,713,224           5,321,835
  General and administrative                           1,459,726             496,176           4,115,617           1,827,731
  Interest expense                                       153,263             219,454             384,748             320,943
                                                    ------------        ------------        ------------        ------------
                                                       4,026,526           2,637,159          12,213,589           7,470,509
                                                    ------------        ------------        ------------        ------------

Income from operations                                 2,206,676           1,007,242           5,033,719           2,519,975
                                                    ------------        ------------        ------------        ------------

Other income (expense)::
  Amortization                                          (265,032)               --              (814,542)               --
  Investment income                                       19,175                --               209,081                --
                                                    ------------        ------------        ------------        ------------
                                                        (245,857)               --              (605,461)               --
                                                    ------------        ------------        ------------        ------------

Income before provision for income taxes               1,960,819           1,007,242           4,428,258           2,519,975

Provision for income taxes                               832,677             435,325           2,181,453           1,085,798
                                                    ------------        ------------        ------------        ------------

Net income                                          $  1,128,142        $    571,917        $  2,246,805        $  1,434,177
                                                    ============        ============        ============        ============

Redeemable preferred stock dividend                      776,693                --             1,584,549                --
                                                    ------------        ------------        ------------        ------------
Net income available to common shareholders         $    351,449        $    571,917        $    662,256        $  1,434,177
                                                    ============        ============        ============        ============

Basic earnings per share                                    $.11                $.22                $.21                $.55
                                                    ============        ============        ============        ============

Diluted earnings per share                                  $.06                $.21                $.12                $.54
                                                    ============        ============        ============        ============

                 See accompanying notes to financial statements.

                                                  EVERLAST WORLDWIDE INC.

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                                                        Class A
                                                Common Stock                          Common Stock
                                     Total
                                    compre-
                                    hensive
                                    income       Shares        Amount         Shares         Amount     Paid in capital
                                    ------       ------        ------         ------         ------     ---------------
Balance, December 31, 1999                      2,492,581   $      5,333        100,000   $      1,000   $  6,136,341

Comprehensive income:
  Net income - nine months
  ended September 30, 2000    $  1,434,177
                              ============

                                               ----------   ------------   ------------   ------------   ------------
Balance, September 30, 2000                     2,492,581   $      5,333        100,000   $      1,000   $  6,136,341
                                               ==========   ============   ============   ============   ============

Balance, December 31, 2000                      2,998,936   $      6,346        100,000   $      1,000   $ 11,642,105

Comprehensive income:
  Net income - nine months
  ended September 30, 2001    $  2,246,805           --             --             --             --        2,246,805
  Unrealized holding gain           20,564         20,564         20,564
                              ------------

Comprehensive income          $  2,267,369
                              ============

Redeemable preferred stock
  dividend

                                                ---------   ------------        -------   ------------   ------------
Balance, September 30, 2001                     2,998,936   $      6,346        100,000   $      1,000   $ 11,642,105
                                                =========   ============   ============   ============   ============

                                                                        Treasury stock
                                                  Accumulated
                                                     other
                                    Retained     comprehensive
                                    earnings         income             Shares             Amount         Total
                                    --------         ------             ------             ------         -----
Balance, December 31, 1999       $  1,145,273                           174,000     $   (727,219)     $  6,560,728

Comprehensive income:
  Net income - nine months
  ended September 30, 2000          1,434,177                                                            1,434,177

                                 ------------      ------------    ------------     ------------      ------------
Balance, September 30, 2000      $  2,579,450      $          0         174,000     $   (727,219)     $  7,994,905
                                 ============      ============    ============     ============      ============

Balance, December 31, 2000       $  2,543,680      $    114,496         174,000     $   (727,219)     $ 13,580,408

Comprehensive income:
  Net income - nine months
  ended September 30, 2001          2,246,805            20,564                                          2,246,805
  Unrealized holding gain                                                                                   20,564

Comprehensive income

Redeemable preferred stock
  dividend                         (1,584,549)                                                          (1,584,549)

                                 ------------      ------------         -------     ------------      ------------
Balance, September 30, 2001      $  3,205,936      $    135,060         174,000     $   (727,219)     $ 14,263,228
                                 =============     ============     ===========     ============      ============

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine months ended
                                                                                            September   30,
                                                                                   ----------------------------------
                                                                                     2 0 0 1              2 0 0 0
                                                                                   ------------       --------------
                                                                                    (Unaudited)         (Unaudited)
Cash flows from operating activities:
  Net income                                                                       $ 2,246,805          $ 1,434,177
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
       Depreciation                                                                    376,509              121,032
       Amortization                                                                    875,533                 --
Changes in assets (increase) decrease:
       Accounts receivable                                                              (2,594)                --
       Due from factor                                                                 354,162           (1,350,593)
       Inventories                                                                  (3,679,310)            (241,377)
       Prepaid expenses and other current assets                                      (639,439)             (26,241)
       Security deposits and other assets                                             (216,020)            (244,554)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                                    (361)             586,727
       License deposits payable                                                         84,761                 --
                                                                                   -----------          -----------
                        Net cash provided (used) by operating activities              (599,954)             279,171
                                                                                   -----------          -----------

Cash flows from by investing activities:
       Restricted cash                                                                 950,000                 --
       Notes receivable, officer                                                          --                  7,200
       Acquisition of property and equipment                                          (203,681)            (180,859)
                                                                                   -----------          -----------
                        Net cash provided (used) by investing activities:              746,319             (173,659)
                                                                                   -----------          -----------

Cash flows from financing activities:
       Repayment of long term debt                                                      (3,000)                --
       Proceeds from loan payable factor                                             3,350,000                 --
       Repayment of industrial bond                                                 (3,425,000)                --
                                                                                   -----------          -----------
                        Net cash provided (used) in financing activities               (78,000)                --
                                                                                   -----------          -----------

Net increase in cash and cash equivalents                                               68,365              105,512
Cash and cash equivalents, beginning of period                                       5,452,301              239,096
                                                                                   -----------          -----------

Cash and cash equivalents, end of period                                           $ 5,520,666          $   344,608
                                                                                   ===========          ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                       $   384,748          $   320,943
    Income taxes                                                                     1,974,589              446,005

Supplemental disclosures of non-cash, investing and financing activities:
Acquisition of property and equipment financed by capital lease                    $   121,898          $       --

                                      - 6 -
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

1.      The Company and basis of presentation:

        The consolidated  financial  statements presented herein as of September
        30, 2001 and for the nine months and the three  months  ended  September
        30,  2001 and 2000 are  unaudited  and,  in the  opinion of  management, include  all  adjustments  (consisting  only  of  normal  and  recurring adjustments) necessary for a fair presentation of financial position and results of operations.  Such financial  statements do not include all of the information and footnote  disclosures  normally  included in audited financial  statements  prepared in accordance  with  generally  accepted accounting principles. The accompanying unaudited consolidated financial statements  have been prepared in accordance  with the  instructions  to
        Form  10-QSB.  The  results of  operations  for the nine month and three month period ended September 30, 2001 are not necessarily  indicative of the results  that may be expected  for any other  interim  period or the full year ending December 31, 2001.

2.      Earnings per share:

        Basic  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share  amounts are based on an  increased  number of shares that would be  outstanding  assuming  the  exercise  of  dilutive  stock options and contingent  consideration  pursuant to the merger  agreement dated  October 24, 2000.  For purposes of the diluted  computation,  the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's  stock on
        September 30, 2001 and 2000.

        The number of shares used in the computation of basic earnings per share
        was   3,098,936   and   2,592,581  at  September   30,  2001  and  2000,
        respectively.  The number of shares used in the  computation  of diluted earnings per share was 5,762,435 and 2,666,643 at September 30, 2001 and
        2000, respectively.

3.      Results of operations:

        On October 24, 2000 the Company completed a merger with Everlast Holding
        Corp., an unrelated third party. The accompanying  statements of income, changes  in  stockholders'  equity  and cash  flows do not  include  the results of operations of Everlast  Holding Corp.  for the nine-month and three-month periods ended September 30, 2000.

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

General

        Everlast  Worldwide  Inc.  (the  "Company")  is a  Delaware  corporation organized  on July 6, 1992.  The Company is engaged in the design,  manufacture, marketing and sale of women's activewear, sportswear, swimwear and coverups, and the design, manufacture,  marketing and sale of men's activewear, sportswear and outerwear (the "Apparel Products"),  featuring the widely-recognized Everlast(R)
trademark.  The Company has the exclusive right to use the Everlast(R) trademark and distribute these Apparel Products in the United States,  its territories and possessions  (collectively,  the "United  States")  and Canada,  its  provinces, territories and possessions (collectively,  "Canada"). As a result of the merger on October 24, 2000 (the "Merger") of Everlast  Holding Corp.,  ("Everlast") the
parent company of Everlast World's Boxing Headquarters Corp, into Active Apparel
New Corp.,  a  wholly-owned  subsidiary  of the  Company,  the Company  became a manufacturer  of  sporting  goods  related to the sport of boxing such as boxing gloves,  heavy training bags, speed bags,  boxing trunks,  and miscellaneous gym equipment (the "Sports  Products") that are sold through  sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums,  and martial arts studios.
The  Company  and  it's   wholly-owned   subsidiary,   Everlast  World's  Boxing
Headquarters,  Inc., license the Everlast(R)  trademark (the "License Products")
to several companies that source and manufacture products such as men's, women's and children's apparel, sleepwear and underwear, hosiery, footwear, leatherwear, watches, and weight training equipment.

        The financial  statements  of the Company and the notes thereto  contain detailed  information  that  should  be  referred  to in  conjunction  with this discussion.

Results of Operations

        The results of operations for the nine-month and the three-month periods ended September 30, 2000 do not include the results of Everlast.

Quarter ended September 30, 2001 compared to quarter ended September 30, 2000

        Net sales  increased to $14,264,997 for the three months ended September
30, 2001 from  $9,100,476  for the three months  ended  September  30, 2000,  an increase  of  $5,164,521  or  56.8%.  This  increase  in sales  was  principally attributable  to the  additional  sales of  Sports  Products  as a result of the
Merger.

        Gross  profit  increased  to  $4,866,321  for  the  three  months  ended
September  30, 2001 from  $3,644,401  for the three months ended  September  30,
2000, an increase of $1,221,920 or 33.5%. Gross profit decreased as a percentage of net sales to 34.1% from 40.0%. This decrease as a percentage of net sales was primarily due to lower gross margins received for the Sports Products.

        Net  license  revenues  were  $1,366,881  for  the  three  months  ended
September 30, 2001. License revenues were added to the Company's operations as a result of the Merger,  and  therefore  there were no such revenues for the three months ended September 30, 2000.

        Selling and  shipping  expenses  increased to  $2,413,537  for the three months  ended  September  30, 2001 from  $1,921,529  for the three  months ended
September  30,  2000,  an increase of  $492,008 or 25.6%.  Selling and  shipping expenses  as a  percentage  of net sales  decreased  to 16.9% from  21.1%.  This decrease as a percentage of

net sales was primarily attributable to increased net sales as it relates to the fixed portion of selling expenses.

        General and  administrative  expenses  increased to  $1,459,726  for the three months ended  September  30, 2001 from $496,176 for the three months ended
September   30,  2000,  an  increase  of  $963,550,   or  194.2%.   General  and
administrative  expenses as a  percentage  of net sales  increased to 10.2% from
5.5%.  This increase as a percentage of net sales was primarily  attributable to additional  overhead of Everlast World's Boxing Headquarters Corp. incurred as a result of the Merger.

        Interest  expense  decreased  to  $153,263  for the three  months  ended
September 30, 2001 from $219,454 for the three months ended  September 30, 2000, an decrease of $66,191 or 30.2%.  The decrease is  attributed to the decrease in the Company's net borrowings from the factor and lower interest rates charged by the factor.

        Operating  income  increased  to  $2,206,676  for the three months ended
September  30, 2001 from  $1,007,242  for the three months ended  September  30,
2000,  an  increase  of  $1,199,434,  or 119.1%  for the  reasons  stated in the preceding  paragraphs.  Operating  income as a percentage of net sales was 15.5%
for the three months ended September 30, 2001 as compared to 11.1% for the three months ended  September  30, 2000.  This increase was primarily due to increased net sales and license  revenues as it relates to the fixed  nature of  operating expenses.

        Amortization expense of $265,032 was incurred for the three months ended
September 30, 2001 as a result of the Merger.  Goodwill amortization was $36,865 and  amortization  of trademarks  was $228,167.  There was no such  amortization expense for the three months ended September 30, 2000.

        The Company  earned  $19,175 of  investment  income for the three months ended  September  30,  2001 from the cash and cash  equivalents  acquired by the
Company from Everlast Holding Corp. and its subsidiaries after the Merger. There was no investment income for the three months ended September 30, 2000.

        The Company  incurred a tax  provision  of $832,677 for the three months ended  September  30, 2001 as compared to $435,325  for the three  months  ended
September 30, 2000, an increase of $397,352

        The  Company had net income of  $1,128,142  for the three  months  ended
September 30, 2001 as compared to $571,917 for the three months ended  September
30,  2000,  an increase  of  $556,225,  or 97.3% for the  reasons  stated in the preceding paragraphs.

        As a result of the Merger, the Company is required to pay to the holders of the  Company's  Redeemable  Participating  Preferred  Stock  (the  "Preferred
Stock") a dividend  equal to the  product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed  portion of the Preferred  Stock. The dividend payable for the three months ended September 30, 2001 is $776,693.

Nine months ended September 30, 2001 compared to nine months ended September 30,
2000

   Net sales  increased to $38,825,212  for the nine months ended  September 30,
2001 from  $25,284,946 for the nine months ended September 30, 2000, an increase of $13,540,266 or 53.6%. This increase in sales was principally  attributable to the additional sales of Sports Products as a result of the Merger.

        Gross  profit  increased  to  $13,477,244  for  the  nine  months  ended
September 30, 2001 from $9,990,484 for the nine months ended September 30, 2000, an increase of  $3,486,760 or 34.9%.  Gross profit  decreased as a percentage of net sales to 34.7% from 39.5%.  This  decrease as a percentage  of net sales was primarily due to lower gross margins received for the Sports Products.

        Net license revenues were $3,770,064 for the nine months ended September
30, 2001. License revenues were added to the Company's operations as a result of the Merger,  and therefore there were no such revenues for the nine months ended
September 30, 2000.

        Selling and  shipping  expenses  increased  to  $7,713,224  for the nine months  ended  September  30, 2001 from  $5,321,835  for the nine  months  ended
September 30, 2000,  an increase of  $2,391,389  or 44.9%.  Selling and shipping expenses  as a  percentage  of net sales  decreased  to 19.8% from  21.1%.  This decrease as a percentage  of net sales was primarily  attributable  to increased net sales as it relates to the fixed portion of selling expenses.

        General and administrative expenses increased to $4,115,617 for the nine months  ended  September  30,  2001 from  $1,827,731for  the nine  months  ended
September  30,  2000,  an  increase  of  $2,287,886,   or  125.2%.  General  and
administrative  expenses as a  percentage  of net sales  increased to 10.6% from
7.2%.  This increase as a percentage of net sales was primarily  attributable to additional  overhead of Everlast World's Boxing Headquarters Corp. incurred as a result of the Merger.

        Interest  expense  increased  to  $384,748  for the  nine  months  ended
September 30, 2001 from  $320,943 for the nine months ended  September 30, 2000, an increase of $63,805 or 19.9%.  The increase is  attributed to the increase in the Company's net borrowings  from the factor combined with lower interest rates charged by the factor.

        Operating  income  increased  to  $5,033,719  for the nine months  ended
September 30, 2001 from $2,519,975 for the nine months ended September 30, 2000, an increase of  $2,513,744,  or 99.8% for the  reasons  stated in the  preceding paragraphs. Operating income as a percentage of net sales was 13.0% for the nine months ended  September  30, 2001 as compared to 10.0% for the nine months ended
September  30, 2000.  This increase was primarily due to increased net sales and license revenues as it relates to the fixed nature of operating expenses.

        Amortization  expense of $814,542 was incurred for the nine months ended
September 30, 2001 as a result of the Merger. Goodwill amortization was $130,042 and  amortization  of trademarks  was $684,500.  There was no such  amortization expense for the nine months ended September 30, 2000.

        The Company  earned  $209,081 of  investment  income for the nine months ended  September  30,  2001 from the cash and cash  equivalents  acquired by the
Company from Everlast Holding Corp. and its subsidiaries after the Merger. There was no investment income for the nine months ended September 30, 2000.

        The Company  incurred a tax provision of $2,181,453  for the nine months ended  September  30, 2001 as compared to  $1,085,798  for the nine months ended
September 30, 2000, an increase of $1,095,655.  The effective income tax rate is higher for the nine  months  ended  September  30, 2001 than for the nine months ended September 30, 2000 as the result of the nondeductible nature of intangible amortization incurred as a result of the Merger.

        The  Company  had net income of  $2,246,805  for the nine  months  ended
September 30, 2001 as compared to $1,434,177 for the nine months ended September
30,  2000,  an increase  of  $812,628,  or 56.7% for the  reasons  stated in the preceding paragraphs.

        As a result of the  Merger,  the  Company is  required to pay a dividend equal  to the  product  of 2/3 of the  sum of the net  after  tax  profits  plus goodwill  amortization.  In  subsequent  years,  the  dividend is reduced by the percentage of the redeemed  portion of the Preferred Stock. The dividend payable for the nine months ended  September  30, 2001 is  $1,584,548.  This amount,  in addition to the $27,324 payable as of December 31, 2000, is payable on March 15,
2002.

Liquidity and Capital Resources

        Net  cash  used by  operating  activities  for  the  nine  months  ended
September  30, 2001 was  $599,954  compared to  $279,171  provided by  operating activities  for the nine months  ended  September  30, 2000.  This  decrease was primarily attributable to an increase in inventories.

        Net cash  provided by  investing  activities  for the nine months  ended
September  30, 2001 was $746,319  compared to $173,659  used for the nine months ended September 30, 2000 primarily as a result of $950,000 of cash released from restriction  during the nine months ended  September 30, 2001. This $950,000 was released  upon the  repayment  of the  industrial  revenue  bond  assumed by the
Company pursuant to the Merger.

        Net  cash  used in  financing  activities  for  the  nine  months  ended
September  30,  2001  was  $78,000  compared  to $0 for the  nine  months  ended
September 30, 2000.  This  increase was  attributable  to the  redemption of the industrial  revenue bond,  which was financed by a short term loan of $3,350,000 from the Company's factor.

        During the nine months ended  September 30, 2001, the Company's  primary need for funds was to finance working capital for the growth in net sales of the
Company's Apparel Products and Sports Products. The Company has relied primarily upon cash and cash  equivalents on hand,  cash flow from operations and advances drawn against factored  receivables to finance its operations and expansion.  At
September  30,  2001,  cash and cash  equivalents  were  $5,520,666  compared to
$344,608 at September 30, 2000, an increase of $5,176,058;  working  capital was
$18,760,306  compared  to  $7,071,060  at  September  30,  2000 an  increase  of
$11,689,246.  These  increases  were  primarily  attributable  to cash and other current  assets  acquired  by the Company  from  Everlast  and its  subsidiaries pursuant to the Merger, and net income.

        The  balance  due from the  factor  represents  the  amount  owed to the
Company for factored receivables less the amount of outstanding advances made by the factor to the Company. At September 30, 2001, due from factor was $3,298,191 as compared to $2,899,640 at September 30, 2000.  This increase is the result of additional factored  receivables due to increased sales. The Company's inventory increased to  $12,395,244  at September  30, 2001 as compared to  $5,481,529  at
September  30,  2000  primarily  attributable  to  an  increase  in  booked  and anticipated orders.

        Management anticipates it will maintain sufficient cash, cash equivalent balances,  short term  investments  and a net surplus  position with the factor, although no assurance  to that effect can be given.  Positive  cash flow,  if it occurs,  will provide for further  increases in cash, cash equivalent  balances, short term  investments and a reduction in net borrowings and create  additional working capital to fund the Company's  continued growth into 2002, the mandatory redemption  requirements of the Preferred Stock due on December 31, 2001 and the
dividend  payable on March 15,  2002.  If a  positive  cash flow does not occur, there  will be a  decrease  in cash,  cash  equivalent  balances  and short term investments or borrowings with the factor and/or other lenders will increase.

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

                             EVERLAST WORLDWIDE INC.

Date: November 7, 2001                  By:/s/ George Q Horowitz
      ----------------                    -----------------------------------
                                           Name: George Q Horowitz
                                           Title: Chief Executive Officer,
                                                     President, and Treasurer

                                          By:/s/ Matthew Mark
                                            ---------------------------------
                                           Name: Matthew F. Mark
                                           Title: Chief Financial Officer,
                                                   Chief Accounting Officer,
                                                    And Vice President Finance

