Form 10KSB
period 2001-12-31
EVERLAST WORLDWIDE INC
filed 2002-03-28
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

/X/  Annual report  pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934 for the fiscal year ended December 31, 2001

/ /  Transition  report  pursuant  to  Section  13 or 15(d)  of the  Securities
     Exchange Act of 1934

                         Commission File Number: 0-25918

                             EVERLAST WORLDWIDE INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)

              Delaware                                  13-3672716
------------------------------------         ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or organization)

1350 Broadway, Suite 2300,  New York, New York                10018
----------------------------------------------         ------------------
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

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained  to  the  best  of  registrant's  knowledge  in  definitive  proxy  or information statement  incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $52,951,510.

On March 25,  2002,  the  aggregate  market  value of the  voting  stock held by non-affiliates  of the Registrant was  approximately  $5,568,336  based upon the average of the  highest  and  lowest bid  quotations  for such  Common  Stock as obtained  from the Nasdaq Stock  Market on that date.  Solely for the purpose of this  calculation,  shares held by directors and officers of the Registrant have been  excluded.  Such  exclusion  should  not be  deemed a  determination  or an admission by Registrant that such  individuals  are, in fact,  affiliates of the
Registrant.

The  number of shares  outstanding  on March 25,  2002 was  2,998,936  shares of
Common Stock,  $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

Documents Incorporated by Reference: The information required by Items 9 through
12 of this Annual Report on Form 10-KSB is  incorporated  by reference  from the issuer's definitive proxy materials for its 2002 Annual Meeting of Stockholders, which  proxy  materials  are  to be  filed  with  the  Securities  and  Exchange commission not later than April 30, 2002.

Transitional Small Business Disclosure Format (Check one): YES / /  NO /X/

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

PART II

Item 5          Market for  Common Equity and Related

Item 8          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................16

PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.............16
Item 10         Executive Compensation........................................16
Item 11         Security Ownership of Certain Beneficial Owners

Please note that the Company has used some terms in this Annual Report which may be  registered  trademarks  which it does not own.  The Company has marked these terms with an asterisk  (`*') and has used them  without the  permission  of the holders of such registered trademarks.

                                     PART I

ITEM 1. BUSINESS

General
-------

     Everlast  Worldwide  Inc. is a Delaware  corporation  organized  on July 6,
1992. The Company is engaged in the design,  manufacture,  marketing and sale of
women's  activewear,   sportswear,   swimwear  and  coverups,  and  the  design,
manufacture,  marketing and sale of men's  activewear,  sportswear and outerwear
(the  "Apparel  Products"),  each  featuring the  widely-recognized  Everlast(R)
trademark.  The Company has retained the exclusive  right to use and  distribute these Apparel  Products in the United States,  its  territories  and possessions
(collectively,  the "United States") and Canada, its provinces,  territories and possessions (collectively, "Canada"). As a result of the merger described below, the Company's  wholly-owned  subsidiary,  Everlast World's Boxing  Headquarters,
Inc. is the owner of the  Everlast(R)  trademark and a manufacturer  of sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags, boxing trunks,  and  miscellaneous  gym equipment,  which are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums, and martial arts studios. The Company licenses the Everlast(R) trademark to numerous companies  that  source and  manufacture  products  such as men's,  women's  and
children's  apparel,  sleepwear,   underwear,  hosiery,  footwear,  leatherwear,
cardiovascular equipment,  eyewear, sports bags, hats and other accessories. The
Company is a member of the U.S. Sporting Goods Manufacturers Association, the U.
S.  National  Sporting  Goods  Association,  and  the  Canadian  Sporting  Goods
Association.

     The Merger
     ----------

     On October 24, 2000 the Company completed a merger whereby Everlast Holding
Corp.,  the  parent  company  of  Everlast  World's  Boxing  Headquarters  Corp.
("Everlast"),  was merged with and into Active Apparel New Corp., a wholly-owned subsidiary of the Company (the  "Merger").  As a result of the Merger,  Everlast became a wholly-owned subsidiary of the Company. The Merger involved (i) payment of $10 million in cash;  (ii) the issuance of an aggregate of 505,000  shares of common  stock,  $.002 par  value of the  Company  (the  "Common  Stock")  and an aggregate of 45,000 shares of redeemable  participating  preferred stock, stated
value $1,000 per share (the "Preferred  Stock"),  to the former  stockholders of
Everlast  Holding  Corp.;  and (iii)  payment of  approximately  $1.4 million in transaction costs, for an aggregate  purchase price of $61.9 million.  If market price  levels of the Common  Stock have not been  achieved by October 24,  2005, additional shares of Common Stock may also be issued at that time.

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

     Everlast World's Boxing Headquarters Corp.
     ------------------------------------------

     Everlast was founded in 1910 as a manufacturer  of men's swimwear under the name "Everlast." Soon thereafter,  Everlast began to manufacture  boxing gloves, protective headgear, and related items. As the owner of the registered trademark
Everlast(R), Everlast also licensed its brand name world wide.

     Everlast(R) is a leading brand name in boxing and a widely-recognized brand name in boxing related sporting goods.  Everlast is the market leader in several of its product  categories,  including  boxing  gloves,  heavy bags,  protective headgear and speed bags (the "Sports Products").  Sports Products have been used or endorsed by boxers such as Jack  Dempsey,  Joe Louis,  "Sugar" Ray  Robinson,
Jake LaMotta,  Muhammad Ali, Joe Frazier,  George Foreman, Larry Holmes, "Sugar"
Ray Leonard, Evander Holyfield, and "Sugar" Shane Mosley.

Products
--------

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

     (1)  Boxing Gloves:  These are Everlast's most recognizable product and are
          made  for  professional,   amateur,   and  home  gym  use.  Everlast's
          professional gloves are certified  throughout the United States and by the World Boxing Council*,  World Boxing  Association*,  International
          Boxing  Federation*,  International  Boxing  Organization*  and  World
          Boxing Organization* for all of their professional fights;

     (2)  Heavy Bags:  Everlast's  heavy bags are punching bags weighing between
          25 and 150 lbs.;

     (3)  Speed Bags: Speed bags are small, air-filled bags which are mounted on swivels and platforms (at eye level);

     (4)  Platforms:  Platforms are the wall mountings used in suspending  speed or heavy bags;

     (5)  Boxing Trunks; and

     (6)  Miscellaneous Gym Equipment:  In addition to the  aforementioned  core offerings,  Everlast  also  manufactures  and  markets  the  following
          products  to  complement  its  product  line:   protective   headgear,
          protection cups,  mouthpieces,  hand wraps, boxing rings; martial arts equipment,  gym mats  (assorted),  medicine  balls,  and  professional training head guards.

     Licensed Products
     -----------------

     The Company licenses the brand name Everlast(R) to numerous companies which source or  manufacture  ancillary  products such as children's  wear,  footwear, cardiovascular equipment, back to school stationery,  eyewear, sports bags, hats and other  accessories.  Licensing  the  Everlast(R)  brand name has enabled the
Company  to  expand   product   offerings   into  arenas  outside  of  its  core
manufacturing   arenas,   to  strengthen  its  brand  image,   and  to  increase
profitability, while at the same time minimizing inventory risk.

     The  Company   utilizes  a  network  of  licensees  for   worldwide   brand
distribution in the U.S. and over 75 foreign  countries.  It also sells directly to distributors  and retailers.  In return for exclusive rights to market Sports
Products in certain  regions,  the  licensees  pay Everlast a fixed royalty rate upon the net revenues of the licensees.

Marketing, Advertising and Promotions
-------------------------------------

     Apparel Products
     ----------------

     The Company's  advertising and promotional efforts are directed towards the demographic  customer  profile for the Company's  Apparel  Products which aim to heighten its visibility. The Company maintains its own marketing and advertising staff,  which  conceives  and  oversees  implementation  of most  aspects of the
Company's  advertising  and sales  promotions.  In  addition,  the Company has a graphic art department  that works with the marketing and  advertising  staff to develop catalogs for all of the Company's product lines.

     The Company  advertises  and  promotes  its Apparel  Products to  different consumer  segments  through a variety of trade and  consumer  print  advertising campaigns,  generally in selected  magazines and other  publications,  including
Women's Wear Daily*,  and Sporting Goods Business*.  The Company also takes part in  various  cooperative  advertising  programs  such as  national  advertising,
in-store  signage,   point-of-purchase  promotional  giveaways  and  cooperative advertising arrangements with several of its retail customers, which the Company believes assists in raising consumer awareness and increasing retail floor space for its products.  The Company has received continued exposure in both the print and television  media from famous  celebrities and athletes  wearing the Apparel
Products.

     The Company also believes that grass roots  promotional  programs,  such as the  limited  distribution  of samples of its  Apparel  Products  to local gyms, athletic clubs, and fitness  professionals,  help to advance the recognition and reputation  of its  products.  In addition,  the Company has focused many of its promotional  programs on charitable and community  events,  such as the American
Lung Association's  "Jammin With the Jets*," and the "Share-A-Walk*," a New York
fundraiser  to raise  awareness in the fight  against  cancer.  The Company also sponsors high school and college women's  basketball  teams,  and NBA* and NCAA*
dance teams.

     The Company attends and  participates  in the Sporting Goods  Manufacturers
Association  Supershow*,  and MAGIC International*  annual national trade shows, and other appropriate trade shows.

     Sports Products
     ---------------

     The Company's  Sports  Products have received  continued  exposure  through coverage in movies,  print media and television  because of its association with the history of boxing and its distribution of the Sports Products to amateur and professional  boxers for use in  nationally  televised  events.  The Company has focused on bringing the brand back into the boxing ring with multiple  sponsored events,  such as ESPN 2 Friday Night Fights*,  a boxing match benefiting the WTC
Fund*,  Everlast  Heavyweight  Explosion*,  a monthly boxing series televised on
MSG* network and SRL Boxing Series* with Sugar Ray Leonard.

     The Company has  promotional  and  consulting  contracts  with noted boxing champions,  trainers,  and  spokespersons,  such as  sugar  Shane  Mosley,  Fres
Oquendo,  Chris Byrd,  Steve Forbes,  Sugar Ray Leonard,  Sean  O'Grady,  Cedric
Kushner and Teddy Atlas. The Company uses the boxing industry  expertise and the
relationships  of  these  individuals  to  assist  it  in  various   promotional
activities  designed  to  generate  interest  of the  consumers  in  the  Sports
Products.

     The Company  employs  three  full-time  sales persons to promote the Sports
Products to professional and amateur boxers. Additionally,  the Company has also redesigned its professional  line of boxing equipment and the product  packaging of its retail Sports Products.  Finally,  the Company's  graphic arts department has  produced  two new  catalogs,  one  focusing on  wholesalers  for the retail market, and the other directed at the professional and amateur boxer.

Licensed Products
-----------------

     The Company  employs an executive  responsible  for  developing a marketing plan for expansion of the licenses.  The executive  attends sporting goods trade shows to promote the Everlast(R)  brand name. Part of his duties are to generate leads and to meet with potential  licensees.  The executive is also  responsible for renegotiating  terms and possibly  expanding the scope of existing licensing agreements.

Manufacturing and Suppliers
---------------------------

     Apparel Products
     ----------------

     The  Company  does not  manufacture  any of its Apparel  Products,  relying instead on independent  contractors.  Manufacturers  in the United States supply approximately  62% of the Apparel  Products while the remaining 38% are imported from manufacturers abroad, principally in Asia. Currently, the Company uses over ten separate  manufacturers.  While the Company has no long-term agreements with any of its contractors, the Company believes that it has good relationships with each of them.  The  Company  does not  believe  that the loss of any  particular contractor  would  have a material  adverse  effect on its  business,  financial condition,  or  operations.  The Company  believes that  alternative  sources of products would be readily available.

     The supply of the  Company's  foreign made  Apparel  Products is subject to constraints  imposed by bilateral textile  agreements  between the United States and foreign nations.  Quotas are used to determine the amount and types of goods
which  can  be  imported  into  the  United   States.   Some  of  the  Company's
manufacturers  may be  adversely  affected  by  political  instability  in their respective countries resulting in the disruption of trade, and the imposition of additional regulations relating to imports or duties and taxes and other charges on imports. In order to ensure quality control and timely delivery,  the Company
(or its agents), conducts on-site inspections at manufacturers'  facilities. See
"Quality Control." The Company's strategy is to find manufacturers with specific product  category  expertise,  such as with  fitness  apparel,  tee shirts, or outerwear, with extensive experience in the major athletic brand name apparel  industry.  The  Company  has no  long-term  agreements  with any of its manufacturers and competes with other apparel companies for production capacity.

     Sports Products
     ---------------

     The Company runs two  manufacturing  facilities  which  produce most of its
Sports  Products.   The  Company  has  a  235,000  square  foot  "cut  and  sew"
manufacturing  facility in the Bronx, New York, where boxing gloves, speed bags, boxing trunks, and other related items are produced.  Additionally,  the Company has a 304,000 square foot  manufacturing  facility in Moberly,  Missouri that is used to produce  heavier  and more  complicated  products  such as heavy bag and speed bag platforms, heavy bags, and boxing rings.

     Raw materials used to manufacture  Sports  Products are top-grain  leather, synthetic  fabrics,  canvas,  assorted wood and steel tubing, as well as various other materials used in stuffing gloves and heavy bags.  These raw materials are basic commodities, which the Company buys from several independent suppliers. No one supplier accounts for more than ten percent (10%) of the Company's purchases of raw materials. The majority of raw materials are obtained domestically,  with the exception of  Nevatear(R),  the material used in moderately  priced  gloves, bags, and gym mats.  Nevatear(R)  is a vinyl coated fabric with tire-cord  nylon content  designed  to  withstand  years  of  usage.  The  primary  supplier  for
Nevatear(R) is Erez, an Israeli company.  Alternate  sources for Nevatear(R) are widely available.

     The Company also imports sub-assemblies and parts used in the production of its finished Sports Products such as shells for heavy bags, hardware, components for speed bags and finished products.  The Company imports  approximately 42% of its purchased raw material, sub assemblies, and finished goods.

Inventory Management
--------------------

     As of the year ended  December 31, 2001,  the Company's  inventory for both
Apparel  Products  and  Sports  Products  was  $12,661,534  with  net  sales  of
$52,951,510.

     As of December 31, 2001, the Company's  backlog of unfilled  orders for its
Apparel Products and Sports Products was $10,378,937,  which includes $1,397,390 for Sports Products.  The Company expects that  substantially all of its current orders  will be shipped  within  120 days of the  receipt  of such  orders.  The
Company's backlog can be affected by a variety of factors,  including scheduling of manufacturing, shipment of products, and customer preferences.

     Apparel Products
     ----------------

     The  Company has  installed  an  Electronic  Data  Interchange  (EDI) Quick
Response  Replenishment System for its Apparel Products to facilitate its effort to  fill  customer  orders  in  seven  working  days.  The  EDI  Quick  Response
Replenishment  System  requires  a  higher  level  of  inventory  than  usual to facilitate  shipment.  The Company also practices a "just in time" manufacturing and purchasing  program for its customers who don't have access to the EDI Quick
Response   Replenishment   System.  The  Company  makes  arrangements  with  its
manufacturers for delivery  approximately 30 days before the scheduled  shipment of products to the Company's  customers.  The  objectives of the  "just-in-time"
system are twofold.  One is to decrease the Company's  inventory risk. The other is to allow the Company  flexibility  in reaction to consumer  responses  to its products as well as changing  consumer  preferences.  The Company also schedules shipments  from  its  manufacturers  in a  manner  that  accounts  for  possible manufacturing  lateness and transport time from  manufacturers  to the Company's warehouse facilities. At present,  manufacturing delays have not been a material factor  in  the  Company's  inventory  management.  However,  the  inability  or unwillingness  of a manufacturer to ship orders of Apparel  Products in a timely manner could adversely affect the Company's  ability to deliver Apparel Products to its  customers on time.  Delays in delivery  could result in missing  certain retailing  seasons with respect to all or some of the Apparel Products and could adversely affect the Company's relationship with its customers, which could have a material adverse effect on the Company's business.

     Sports Products
     ---------------

     The  Company  recently   implemented  a  new  fully  integrated   inventory
management  system for finished goods and the  manufacturing  of products by its factories. The Company established an automated perpetual inventory for finished goods,  raw  materials  and work in progress  merchandise.  The Company has also incorporated its Sports Products into an EDI Quick Response Replenishment System to fill sales  orders for its major  retailers  if they  require  it.  Inventory levels of the  Sports  Products  have  increased  to  accommodate  the EDI Quick
Response Replenishment System.

Sales and Distribution
----------------------

     For  the  fiscal  years  2001  and  2000,   one  customer   accounted   for
approximately 13% and 15% of sales,  respectively.  The Company's strategy is to expand its network of retailers  carrying the  Company's  products.  The Company plans to focus on department  stores,  specialty stores,  sporting goods stores, catalog  operations,  and better mass merchandisers for its Apparel Products and sporting goods stores, mass  merchandisers,  gymnasiums and martial arts studios for its Sports Products.  In addition to a wholesale  catalog for the retailers, the Company  published a  Professional  and Amateur  Boxing  Equipment  catalog.
Recent  developments  in technology led the Company to  re-engineer  some of its professional and amateur boxing equipment.  Fighters, promoters and trainers can order  product via the catalog with a fax order form,  a toll-free  number or by visiting the Company's web site @ www.everlastboxing.com.

     Apparel Products
     ----------------

     Apparel  Products are  distributed  through  department  stores,  specialty stores, sporting goods stores, catalog operations and better mass merchandisers, encompassing  over 20,000  retail  locations  throughout  the United  States and
Canada.  The retailers  selling Apparel  Products include  Federated  Department
Stores*,  Champs  Sports*,  Modell's*,  Gart's  Sports*,  Acadamy*,  The  Sports
Authority* Sports Chalet and the Army Air Force Exchange*.  Apparel Products are
also sold through the Internet at the Company's web site,  and other third party web sites such as MCSports.com*, TSA.com* and Garts.com*.

     The Company currently has ten in-house sales  representatives  and thirteen
non-employee  sales  representatives  for  its  Apparel  Products.   Mr.  George
Horowitz, the Company's President and Chief Executive Officer, and the Company's
senior executive,  coordinates sales and manages the  representatives  to ensure that the sales  representatives  project a consistent  and unified  image of the
Company to customers.

     The Company  cooperates with major retailers to gauge promptly which of the styles  of its  Apparel  Products  are the most  popular,  and  tracks  consumer preferences regarding its Apparel Products.  Based upon its market data, as well as  information  gained  from trade  shows,  the  Company  attempts to shift its production orders toward styles that are most popular. This shift may take up to a maximum of eight  weeks.  Many of the retail  stores  offering  the  Company's products rely upon the Company's  market  information  and solicit the Company's advice  regarding  the  products  and  quantities  to order.  Since  most of the
Company's  products are  manufactured  in the United States,  the amount of time between  orders  placed  with its  manufacturers  and orders  shipped by them is generally reduced. The Company believes that the information it gathers from the market, together with its efforts in shifting to production towards more popular styles,

will help reduce inventory risk.

     Consistent with industry  practice,  the Company accepts returns of Apparel
Products  and Sports  Products  within 30 days.  Returns are allowed due to poor quality,  defects in materials or  workmanship.  The Company  believes  that its return levels are better than industry norms. In addition to returns,  customers deduct  chargebacks  from the purchase price for sales  allowances.  Chargebacks have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales. The Company experienced rates of chargebacks and returns of  approximately  4.5% and 3.3 % during fiscal years
2001 and 2000  respectively,  which are consistent with the industry norms of 3%
to 6% for both Apparel Products and Sports Products.

     Canadian Branch
     ---------------

     The Company has a Canadian branch that markets Apparel  Products in Canada.
The Company  also has two  exclusive  distributors  who  warehouse  and sell its
Sports  Products  in  Canada.  During  fiscal  years  2001 and 2000,  sales from operations in Canada were U.S.$4,184,216 and U.S.$2,948,302,  respectively. With the exception of exchange rate  fluctuations,  the Company does not believe that the Canadian  operations are subject to risks that are  significantly  different from domestic  operations.  The Company  experienced some negative exchange rate fluctuation this year in its Canadian operations. However, although there can be no assurances, the Company does not believe that exchange rate fluctuations will continue  to  have a  material  adverse  effect  on  the  Company's  results  of operations in the future.  During fiscal year 2001, the Company's  foreign sales accounted  for 8.9% of the  Company's  net sales,  the majority of which were in
Canada.

     Sports Products
     ---------------

     The  Company's  Sports  Products are  distributed  through  sporting  goods stores, mass merchandisers,  catalog  operations,  gymnasiums,  and martial arts studios.  The  Company  distributes  its Sports  Products  to over 7,000  retail locations  throughout the United States and Canada. The Sports Products are sold by retailers such as, Modell's*, *, The Sports Authority*,  Big 5, Academy*, and
Gart Sports*.

     The Company has a national  sales manager who oversees  sales and marketing for Sports  Products.  The Company also has nine sales  representatives  who are assigned different territories in the United States. The Company has focused its marketing efforts for its Sports Products in the following areas:

     / /  TRADE SHOWS:  The Company  participates  in more than ten trade shows annually,  which are attended by most major sporting  goods  retailers and manufacturers;

     / /  PRODUCT  CATALOGS:  The Company  publishes a retail and a professional catalog  which  features  all  products  manufactured  by the Company.
          Catalogs for selected licensed items are also produced; and

     / /  MAIL-ORDER:  The Company also operates as a mail-order  distributor to the general public.

     Licensed Products
     -----------------

     The Company employs an executive who is responsible for worldwide licensing of the Everlast brand name. The Company also has a non-exclusive  agreement with a license  consultant  whose  remuneration  is  determined  by license  revenues received from certain licensees. Commissions paid to the

consultant range from 6% to 15% of the license revenues actually received.

     Worldwide  there  are 41  licenses  held  by 29  licensees.  The  Company's licensed products,  such as men's,  women's, and children's apparel,  sleepwear, underwear,  hosiery,  footwear,  eyewear,  hats, sports bags, and cardiovascular equipment,  are sold in over 75 other countries where licenses have been issued.
The  Company  believes  it can  expand  its  licensing  base  to new  geographic locations and in new product  categories  such as sports drinks,  bottled water, nutrition bars, infant apparel, and cosmetics.

Quality Control
---------------

     Apparel Products
     ----------------

     Because the Company emphasizes fit,  performance and quality of its Apparel
Products, the Company places a high priority on quality control. The Company has
established   stringent   procedures  both  domestically  and   internationally.
Inspections of independent manufacturers are made regularly to ensure compliance with the Company's quality control  specifications,  delivery requirements,  and shipping needs. Prior to manufacturing in large quantities, the Company receives samples of its  Apparel  Products  for  inspection  and  comments.  The  Company performs  various tests,  including fit tests on live models.  This ensures that the  product  meets  specifications  prior  to  shipping.  In  addition,  senior employees  of the Company  periodically  inspect the  manufacturing  process and quality of Apparel Products.

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

     Sports Products
     ---------------

     The Company has quality control  procedures in effect at its  manufacturing
facilities  in  the  Bronx,  New  York  and  Moberly,  Missouri.   Manufacturing
supervisors   inspect   Sports   Products  for  defects   throughout   both  the
manufacturing process and the finishing stages.

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

Competition
-----------

     Apparel Products
     ----------------

     The apparel industry is highly competitive.  The Company's  competitors for its Apparel Products include apparel  manufacturers of all sizes,  many of which have greater financial and manufacturing resources than the Company. The Company believes  that it has been able to compete  in the brand name men's and  women's activewear and sportswear market because of high brand name recognition, as well as the high quality and  affordability  of its Apparel  Products.  The Company's products also compete with lower-priced  men's,  women's,  and girls' activewear and  sportswear  products,  which  may or may not be

brand name products.  The Company believes that its principal competitors in the brand name men's and  women's  activewear  and  sportswear  industry  are Nike*,
Reebok*, Adidas* and Fila*. In addition, the Company believes that its principal competitors in the brand name women's activewear and sportswear industry are The
Weekend  Exercise  Company* and  Danskin*.  Competition  in the  activewear  and sportswear segment of the apparel industry is based on price,  design,  quality, name  recognition,  and the  ability to respond  quickly  to  changing  consumer preferences.

     Sports Products
     ---------------

     The  sporting  goods  industry is also  highly  competitive.  However,  the
Company  believes that it is the preeminent name in boxing equipment and as such is able to compete in that segment of the sporting goods industry. The Company's
competitors   for  its  Sports  Products  at  the  retail  level  are  Technical
Knockout/TKO*  and Century  Sporting  Goods*.  At the  professional  and amateur boxing level the Company's competitors are Ringside*, Grant*, and Reyes*.

     Licensed Products
     -----------------

     Aggressive  competition  is also found in the  licensing of sporting  goods brands and  trademarks.  The Company  believes that the  Everlast(R)  trademark, however,  is the most recognized brand associated with the sport of boxing.  The
Company  believes  that none of its  competitors  in the  boxing  segment of the sporting goods industry have significant licensing programs.

Employees
---------

     As of March 15, 2002,  the Company had 362  employees who are employed on a full-time basis.  These include 45 administrative and sales employees at its New
York City main office, and 191 and 126 employees at its manufacturing facilities in the  Bronx,  New  York,  and  Moberley,  Missouri,  respectively.  143 of the
Company's employees in the Bronx, New York manufacturing facility are covered by a  collective  bargaining  agreement  that  expires on  December  31,  2002.  84 employees of the Company at its manufacturing facility in Moberly,  Missouri are covered under a collective  bargaining  agreement  that expires on June 5, 2002.
The Company believes it will  successfully  negotiate new collective  bargaining agreements at its manufacturing  facilities.  However, there can be no assurance that the agreements will be successfully  negotiated.  If new agreements are not negotiated manufacturing and shipping operations can be disrupted.

     The Company also employs  additional  full-time and part-time  employees in connection with the design,  marketing, and sale of its products on an as needed basis.  The Company hires  temporary  employees  from time to time.  The Company considers its relations with its employees to be satisfactory.

Environmental Considerations
----------------------------

     The Company's manufacturing  facilities are within the standards set by the
Environmental  Protection  Agency. To the best of the Company's  knowledge,  the
manufacturing   plants  have  no  issues  with  applicable   federal  and  state
environmental laws. The Company currently has no capital  expenditures  relating to satisfying environmental standards.

ITEM 2.  PROPERTIES

Principal Place of Business
---------------------------

     The Company  renewed its real property  leases at its  principal  office at
1350 Broadway,  New York, New York effective  February 1, 2000. The lease is for
6,863  square feet with an annual base rent of $171,575  through  September  30,
2002,  and $185,301 from October 1, 2002,  through  April 30, 2005.  The Company also leased an aggregate  of 2,150  square feet of adjacent  space for an annual base rent of $53,750 from November 1, 1999, through June 30, 2002, increasing to
$58,050 from July 1, 2002 through April 30, 2005.

     Additionally,  the Company leases approximately 1,200 square feet of office and showroom  space in Montreal,  Canada,  at an annual base rent of CAD$18,000.
This lease expires in April 2002, and the Company plans to renew this lease.

Manufacturing Facilities
------------------------

     A 235,000  square foot  manufacturing  facility is leased by the Company in the Bronx,  New York for a total annual base rent of $401,043  through April 30,
2004. The lease does not provide for any renewal option.

     The  Company  owns  a  manufacturing  facility  in  Moberly,   Missouri  of
approximately  304,000  square  feet.  The Company  believes  that its  existing facilities  will be adequate to meet its needs for the foreseeable  future.  The
Company further believes that additional  manufacturing  space will be available at its Moberly,  Missouri  manufacturing plant in the event the Company requires additional capacity.

ITEM 3.   LEGAL PROCEEDINGS

     Joan Hansen & Co.
     -----------------

     On December 20, 2000, Joan Hansen & Co., a non-exclusive licensing agent of the Company (the "Agent"),  filed a lawsuit in the Supreme Court of the State of
New York against the Company,  Everlast,  George  Horowitz,  President and Chief
Executive  Officer of the  Company,  and Ben  Nadorf,  a former  stockholder  of
Everlast and a Director of the Company,  individually.  The Agent alleges breach of  contract  upon the basis that after the Merger the  Company  stopped  paying royalties  to  Everlast,  which had  become  its  wholly-owned  subsidiary,  and accordingly the Company discontinued the payment of remuneration to the Agent.

     The Agent further alleges that the Merger was a sham transaction;  that the
Company   intends  to  default  on  its   obligations  to  the  former  Everlast
stockholders and that the Everlast(R) trademark and licenses will then revert to those stockholders.  There are three other causes of action allegedly predicated on the theories of tortious interference with contractual relations and tortious interference with prospective business relations. Damages are alleged in varying amounts, up to an aggregate of $55,500,000.

     The Company  believes that there is no merit to any of the causes of action alleged.

     On November 30, 2001,  the Supreme Court of the State of New York dismissed the causes of action alleging tortious  interference with contractual  relations and tortious  interference  with prospective  business  relations,  made against
George Horowitz and Ben Nadorf.  The court also denied a  cross-motion,  made by the Agent,  seeking partial summary  judgment for breach of contract against the
Company. The decisions have been appealed by the Agent. The appeal is pending.

     The  Company  has filed a motion for  summary  judgment  against  the Agent seeking dismissal of the balance of the Agent's claims. That motion is pending.

     Muhammad Ali
     ------------

     On October 17, 2000,  Muhammad Ali and  G.O.A.T.,  Inc.  filed a $2,000,000 lawsuit in the  Superior  Court of  California  in the City of Los  Angeles  and
which, upon the Company's motions, was transferred to the United States District
Court for the  Southern  District of New York.  The  complaint  alleged that the
Company and  Everlast  used the name and  likeness  of Muhammad  Ali without his permission.  Following negotiations,  the Company settled this claim on February
4, 2002 with an expense to the Company of $112,500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security  holders during the last quarter of fiscal year 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     The  Company's  shares of common  stock,  par  value  $.002 per share  (the
"Common  Stock"),  had been quoted on the Nasdaq National Market from August 14,
1996 until  December 8, 1998 under the symbol "AAGP." The shares of Common Stock had been  quoted on the  Nasdaq  SmallCap  Market  from  December  9, 1998 until
October  29,  2000,  and from May 4, 1995 until  August 14,  1996 under the same symbol.  Since October 30, 2000,  the shares of Common Stock have been quoted on the Nasdaq  SmallCap  Market under the symbol  "EVST." The following  table sets forth, for the period  indicated,  the highest and lowest bid quotations for the
Common  Stock,  as  reported by the Nasdaq  system.  Quotations  reflect  prices between dealers,  do not reflect retail markups,  markdowns or commissions,  and may not necessarily represent actual transactions.

                                  2000
                         High                 Low
                         ----                 ---

1st Quarter              3.81                 2.25
2nd Quarter              5.44                 2.75
3rd Quarter              5.25                 3.13
4th Quarter              3.94                 1.56

                                  2001
                         High                 Low
                         ----                 ---

1st Quarter              3.44                 1.78
2nd Quarter              3.15                 2.28
3rd Quarter              2.83                 1.44
4th Quarter              2.49                 1.44

Holders
-------

     The  closing  bid price of each share of Common  Stock as of March 25, 2002 was 3.10.  There were 370 record  holders of the shares of Common  Stock and one record holder of the Company's Class A Common Stock,  $.01 par value (the "Class
A Common  Stock").  Based upon  information  received  from some of these record holders,  the Company believes there are more than 2,300  beneficial  holders of the shares of Common Stock.

Dividends
---------

     The Company  has never paid  dividends  on its Common  Stock or its Class A
Common Stock. The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not  anticipate the payment of dividends on its Common Stock or its Class A Common Stock.

     The  Company  will pay  dividends  to the holders of its shares of Series A
Redeemable  Participating Preferred Stock (the "Preferred Stock"). The shares of
Preferred  Stock are entitled to an aggregate  dividend  equal to the product of
2/3 of the sum of the net after  tax  profits  plus  goodwill  amortization.  In subsequent  years,  the  dividend is reduced by the  percentage  of the redeemed portion of the  Preferred  Stock.  The  dividends  payable are due no later than
March 31 of the succeeding fiscal year in which they were earned.

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
INVOLVE  RISKS AND  UNCERTAINTIES.  THE  COMPANY'S  ACTUAL  RESULTS COULD DIFFER
MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING  STATEMENTS.  FACTORS
THAT MAY CAUSE SUCH DIFFERENCES  INCLUDE,  BUT ARE NOT LIMITED TO, THE COMPANY'S
EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY
OF MANAGERIAL PERSONNEL.

General
-------

     Everlast  Worldwide  Inc. is a Delaware  corporation  organized  on July 6,
1992. The Company is engaged in the design,  manufacture,  marketing and sale of
women's  activewear,   sportswear,   swimwear  and  coverups;  and  the  design,
manufacture,  marketing  and sale of men's  activewear,  sportswear an outerwear
(the  "Apparel  Products")  each  featuring  the  widely-recognized  Everlast(R)
trademark.  As a result of the merger (the "Merger") of Everlast  Holding Corp., the parent company of Everlast World's Boxing  Headquarters  Corp.,  into Active
Apparel New Corp., a wholly-owned  subsidiary of the Company, the Company became a  manufacturer  of sporting goods related to the sport of boxing such as boxing gloves,  heavy bags, speed bags, boxing trunks,  and miscellaneous gym equipment that are  sold  through  sporting  goods  stores,  mass  merchandisers,  catalog operations,  gymnasiums,  and martial arts studios.  The Company's  wholly-owned subsidiary, Everlast World's Boxing Headquarters, Inc., licenses the Everlast(R)
trademark to several  companies  that source and  manufacture  products  such as men's, women's and children's apparel, footwear,  cardiovascular equipment, back to school stationery, eyewear, sports bags, hats and other accessories.

     The  financial  statements  of the  Company and the notes  thereto  contain detailed  information  that  should  be  referred  to in  conjunction  with this discussion.

Results of Operations
---------------------

     On October 24, 2000, the Company  completed a merger  whereby  Everlast was merged with and into Active Apparel New Corp., a wholly owned  subsidiary of the
Company. The results of operations for the year ended December 31, 2000, include the results of Everlast for the period October 25, 2000 to December 31, 2000.

     Year End 2001 Compared to Year End 2000
     ---------------------------------------

     Net sales  increased to  $52,951,510  for the year ended  December 31, 2001 from  $36,897,562  for  the  year  ended  December  31,  2000,  an  increase  of
$16,053,948 or 43.5%.  The increase in net sales is primarily  attributed to the additional sales of the Sports Products since the date of the Merger.

     Gross profit  increased to $18,022,436 for the year ended December 31, 2001 from $13,442,185 for the year ended December 31, 2000, an increase of $4,580,251 or 34.1%.  Gross profit  decreased  as a  percentage  of net sales to 34.0% from
36.4%.  The decrease as a percentage  of net sales is  primarily  attributed  to lower gross  margins  received for the Sports  Products  compared to the Apparel
Products.

     Net license  revenues  increased to $5,141,024  for the year ended December
31, 2001 from  $537,330 for the year ended  December  31,  2000,  an increase of
$4,603,694  or  856.8%.  The  increase  in  net  license  revenue  is  primarily attributed to the  additional  license  revenues  received since the date of the
Merger and for new licenses acquired during 2001. On a pro-forma basis,  license revenues increased 39.8% for the year.

     Selling and shipping  expenses  increased to $11,547,922 for the year ended
December 31, 2001 from  $7,476,392  for the year ended  December  31,  2000,  an increase of $4,071,530 or 54.5%.  Selling and shipping  expenses as a percentage of net sales increased to 21.8% from 20.3%.  The increase as a percentage of net sales is primarily attributed to additional overhead advertising and promotional expenses incurred.

     General and  administrative  expenses  increased to $5,834,813 for the year ended December 31, 2001 from $3,133,268 for the year ended December 31, 2000, an increase  of  $2,701,545  or 86.2%.  General  and  administrative  expenses as a percentage  of net  sales  increased  to 11.0%  from  8.5%.  The  increase  as a percentage  of net sales is  primarily  attributed  to the  additional  expenses incurred since the Merger.

     Interest expense increased to $531,256 for the year ended December 31, 2001 from  $432,512 for the year ended  December 31, 2000,  an increase of $98,744 or
22.8%.  The increase is  attributed to the payment of interest on the short term loan used to redeem the industrial revenue bonds assumed by the Company pursuant to the terms of the Merger.

     Operating  income  increased to $5,249,469  for the year ended December 31,
2001 from  $2,937,343  for the year ended  December  31,  2000,  an  increase of
$2,312,126 for the reasons stated above. Operating income as a percentage of net sales was 9.9% for the year ended  December 31, 2001 as compared to 8.0% for the year ended December 31, 2000.

     Amortization  expense  increased to $1,193,485  for the year ended December
31, 2001 from  $196,635 for the year ended  December  31,  2000,  an increase of
$996,850.  Amortization expense is incurred due to the acquisition of intangible assets  as a result  of the  Merger.  Goodwill  amortization  was  $173,389  and amortization of trademarks was $912,667,  and other intangible  amortization was
$107,429 for the year ending December 31, 2001.

     Investment  income  increased to $242,026  for the year ended  December 31,
2001 from $101,336 for the year ended December 31, 2000, an increase of $140,690 or 138.8%.  Investment income as a percentage of net sales was 0.5% for the year ended  December  31, 2001 as compared  to 0.3% for the year ended  December  31,
2000. This increase reflects the additional  liquidity  available to the Company for the year ended December 31, 2001.

     The Company incurred a non-recurring  charge related to the settlement of a litigation claim in the amount of $112,500 for the year ended December 31, 2001.

     The  Company  incurred a tax  provision  of  $1,846,615  for the year ended
December  31, 2001 as compared to  $1,416,313  for the year ended  December  31,
2000. The effective  income tax rate is lower in 2001 than 2000 as the result of lower state, local and foreign taxes.

     The Company had net income of  $2,338,896  for the year ended  December 31,
2001 as compared to $1,425,731 for the year ended December 31, 2000, an increase of $913,165.

     As a result of the Merger,  the Company is required to pay a dividend equal to the  product  of 2/3 of the sum of the net after tax  profits  plus  goodwill amortization.  In subsequent years, the dividend is reduced by the percentage of the redeemed portion of the Preferred Stock. The dividends payable for the years ended December 31, 2001 and 2000 are $1,674,840 and $27,324,  respectively,  and were paid on March 19, 2002.

     2002 Market Outlook
     -------------------

     While the retail environment  remains difficult,  the Company's  management believes it will continue to increase its sales growth in its product lines. The continued  market  penetration of the Apparel  Products and Sports  Products are
expected to continue to add to the Company's distribution base. The Company will continue  to  focus  on its  core  Everlast  brand  name  and to  explore  other opportunities for growth. The Company expects that its intensified  marketing of
Sports  Products and  licensing of the  Everlast(R)  trademark  will continue to increase  its  market  share and  develop  new  items  bearing  the  Everlast(R)
trademark.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating  activities  for the year ended December 31,
2001 was $1,368,275 compared to $1,562,649 for the year ended December 31, 2000.
This  decrease was  primarily  attributable  to an increase in  inventories  and accounts receivable.

     Net cash used for investing activities for the year ended December 31, 2001 was $280,084  compared to $4,649,820  provided by investing  activities  for the year ended December 31, 2000. This decrease was due to cash and cash equivalents received as a result of the Merger.

     Net cash used for financing activities for the year ended December 31, 2001 was  $3,440,466  compared to $999,269 for the year ended  December 31, 2000. The increase was primarily  attributable to the partial  redemption of the shares of
Preferred  Stock for the year ended  December 31, 2001  pursuant to the terms of the Merger.

     During the year ended  December 31, 2001,  the  Company's  primary need for funds was to finance  working  capital  due to growth in net sales of the Sports
Products and the partial  redemption  of the  Preferred  Stock.  The Company has relied  primarily  upon cash flow from  operations  and advances  drawn  against factored  receivables  to finance  its  operations  and  expansion.  Cash,  cash equivalents  and short term  investments  were  $3,557,334  at December 31, 2001 compared to  $5,867,167  at December  31,  2000,  a decrease of  $2,309,833  and working capital was $14,554,003  compared to $19,376,365 at December 31, 2000, a decrease of  $4,822,362.  These  decreases were  primarily  attributable  to the partial  redemption of the shares of Preferred Stock, the short term factor note used to refinance the industrial bond on the Moberly  facility,  and the accrual of the Preferred Stock dividend for the year ended December 31, 2001.

     The balance due from factor represents the amount receivable by the Company for factored  receivables net of outstanding  advances made by the factor to the
Company under the factoring agreement.  At December 31, 2001 due from factor was
$2,669,848  as  compared  to  $3,652,353  at December  31,  2000,  a decrease of
$982,505  due to higher  borrowing  from the  factor.  The  Company's  inventory increased  by 45.3% to  $12,661,534  at  December  31, 2001 from  $8,715,934  at
December  31,  2000 as a result of  increased  sales and the EDI Quick  Response
Replenishment System implemented for the Sports Products in 2001.

2002 Liquidity Outlook
----------------------

     As a result of the Merger  the  Company  was  obligated  to make  mandatory principal and interest payments to holders of industrial revenue bonds issued to finance  construction of its manufacturing  facility in Moberly,  Missouri.  The industrial  revenue  bonds  were  secured  by a letter of credit  issued by J.P.
Morgan Chase Bank that expired on April 30, 2001. On April 16, 2001, the Company redeemed the industrial revenue bonds in the amount of $3,350,000. To redeem the industrial  revenue  bonds the  Company  borrowed  $3,350,000  from the  factor, secured by the Apparel  Products  inventory.  It is the  Company's  intention to refinance this amount on a long -term basis.

Management  anticipates  it  will  maintain  sufficient  cash,  cash  equivalent balances,  short term  investments  and a net surplus  position with the factor, although no assurance  to that effect can be given.  Positive  cash flow,  if it occurs,  will create working capital to fund the Company's continued growth over the next 12 months and the mandatory  redemption  requirements  of the Preferred
Stock due on December 31, 2002.  If a positive  cash flow does not occur,  there will be a decrease in cash, cash equivalent  balances and short term investments or borrowings with the factor and/or other lenders will increase.

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Financial Statements
---------------------------------

     Please see page 1f.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information  required to be set forth in this Item will be incorporated by reference from the Company's  2002 proxy  statement to be filed no later than
April 30, 2002 pursuant to Regulation  14A of the General Rules and  Regulations
under the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

     The  information  required  to be  set  forth  in  this  Item  10  will  be incorporated by reference from the Company's 2002 proxy statement to be filed no later than April 30, 2002  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information  required  to be  set  forth  in  this  Item  11  will  be incorporated by reference from the Company's 2002 proxy statement to be filed no later than April 30, 2002  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required  to be  set  forth  in  this  Item  12  will  be incorporated by reference from the Company's 2002 proxy statement to be filed no later than April 30, 2002  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

Item 13.  Exhibits AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit                                            Filed      Incorporated By
Index     Description of Document                  Herewith   Reference to:
-------   -----------------------                  --------   ---------------
3.1(a)    Certificate of Incorporation of the                 Exhibit 3.(i) of Registration
          Company, as amended ("Certificate of                Statement File No.33-87954 (the
          Incorporation").                                    "1995 Registration Statement")

3.1(b)    Certificate of Amendment of the                     Exhibit 3.1(b) of the 2000 Form
          Certificate of Incorporation                        10-KSB for the year ended December
                                                              31, 2000

3.1(c)    Certificate of Designations, Powers,                Exhibit 4.1 of the Current Report on
          Preferences and Rights of the Series A              Form 8-K filed on October 24, 2001.
          Redeemable Participating Preferred
          Stock.

3.2       Bylaws of the Company.                              Exhibit 3.(ii) of the 1995
                                                              Registration Statement

10.1      1993 Stock Option Plan of the Company.              Exhibit 10.28 of the 1995
                                                              Registration Statement

10.2      1995 Non-Employee Director Stock                    Exhibit 10.29 of the 1996 Form 10-
          Option Plan of the Company, adopted on              KSB for the year ended December 31, 1995
          October 6, 1995.

10.3      Lease, dated as of February 1, 2000,                Exhibit 10.48 of the 1999 Form 10-
          between the Company and 1350                        KSB for the year ended December
          Broadway Associates                                 31, 1999

10.4      Agreement and Plan of Merger dated                  Exhibit 99.1 of the Current Report
          August 21, 2000 by and among Everlast               on Form 8-K filed November 7,
          Worldwide Inc.(f/k/a Active Apparel                 2000.
          Group, Inc.), Active Apparel NewCorp., a
          Delaware corporation and a wholly-
          owned subsidiary of the Company,
          Everlast World's Boxing Headquarters
          Corp., a New York corporation, Everlast
          Holding Corp., a Delaware corporation,
          and the stockholders of Everlast Holding.

10.5      2000 Stock Option Plan of the Company               Appendix B of Schedule 14A filed
                                                              on October 3, 2000.

Exhibit                                            Filed      Incorporated By
Index     Description of Document                  Herewith   Reference to:
-------   -----------------------                  --------   ---------------

10.6      Form of Registration Rights Agreement               Appendix D of Schedule 14A filed
                                                              on October 3, 2000.

10.7      Lease dated January 28, 1974 by and                 Exhibit 10.52 of the 2000 Form 10-
          between 780 East 132 Street Company                 KSB for the year ended December
          and Everlast World's Boxing                         31, 2000.
          Headquarters Corporation.

10.8      Lease Renewal and Modification dated                Exhibit 10.53 of the 2000 Form 10-
          April 30, 1994 by and between 780 East              KSB for the year ended December
          132 Street Company and Everlast                     31, 2000.
          World's Boxing Headquarters
          Corporation.

10.9      Loan Agreement dated March 1, 1996 by               Exhibit 10.54 of the 2000 Form 10-
          and between Industrial Development                  KSB for the year ended December 31, 2000.
          Authority of the City of Moberly,
          Missouri and Everlast Fitness Mfg. Corp.

21        List of Subsidiaries                       X

23.1      Consent of Independent Auditors            X

     In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Everlast Worldwide Inc.

                                        By: /s/ George Horowitz
                                           -------------------------------------
                                           George Horowitz
                                           Chairman and Chief Executive Officer

Dated: March 28, 2002

     In  accordance  with the  Exchange Act this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

March 28, 2002                     /s/ George Horowitz
                                   ---------------------------------------------
                                   George Horowitz (Chairman; Chief
                                   Executive Officer; and principal executive
                                   officer)

March 28, 2002                     /s/ Matthew F. Mark
                                   ---------------------------------------------
                                   Matthew F Mark (Chief Financial Officer;
                                   and Chief accounting Officer)

March 28, 2002                     /s/ James Anderson
                                   ---------------------------------------------
                                   James Anderson (Director)

                                   ---------------------------------------------
                                   Rita Cinque Kriss (Director)

March 28, 2002                     /s/ Larry Kring
                                   ---------------------------------------------
                                   Larry Kring (Director)

March 28, 2002                     /s/ Edward Epstein
                                   ---------------------------------------------
                                   Edward Epstein (Director)

                                   ---------------------------------------------
                                   Ben Nadorf (Director)

March 28, 2002                     /s/ Wayne Nadorf
                                   ---------------------------------------------
                                   Wayne Nadorf (Director)

ITEM 7:   FINANCIAL STATEMENTS

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

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

Consolidated Balance Sheet                                                   2f

Consolidated Statements of Income                                            3f

Consolidated Statements of Changes in Stockholders' Equity                   4f

Consolidated Statements of Cash Flows                                        5f

Notes to Consolidated Financial Statements                               6f-28f

                                                                         Page 1f

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Everlast Worldwide Inc. and Subsidiaries
New York, NY

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Everlast
Worldwide  Inc.  and  subsidiaries  as of  December  31,  2001,  and the related consolidated  statements of income,  changes in stockholders'  equity,  and cash flows  for the years  ended  December  31,  2001 and  2000.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Everlast Worldwide
Inc. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the years ended  December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Berenson & Company LLP

New York, NY
February 25, 2002, except note 11, as to which
     the date is March 19, 2002.

                                                                         Page 2f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                   A S S E T S

Current assets:
   Cash and cash equivalents                                         $ 3,100,026
   Marketable equity securities                                          457,308
   Accounts receivable, net of allowance
     for doubtful accounts of $257,000                                 6,447,168
   Due from factor                                                     2,669,848
   Inventories                                                        12,661,534
   Prepaid expenses and other current assets                             730,882
                                                                    ------------
                 Total current assets                                 26,066,766

Property and equipment, net                                            6,318,284
Intangible assets                                                     33,032,857
Other assets                                                           1,204,715
                                                                    ------------
                                                                     $66,622,622
                                                                    ============

                     LIABILITIES, REDEEMABLE PARTICIPATING
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $ 4,728,613
   Current maturities of long-term debt                                   79,719
   Note payable                                                        3,350,000
   Accrued expenses and other current liabilities                      1,652,267
   Redeemable preferred stock dividends payable                        1,702,164
                                                                   -------------
                 Total current liabilities                            11,512,763

License deposits payable                                                 688,723
Long-term debt, net of current maturities                                140,508
                                                                   -------------
                                                                      12,341,994
                                                                   -------------

Redeemable participating preferred stock                              40,000,000
                                                                   -------------
Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.002; 19,000,000 shares authorized;
     3,172,936 issued; 2,998,936 outstanding                               6,346
   Class A common stock, par value $.01; 100,000 shares
     authorized, issued and outstanding                                    1,000
   Paid-in capital                                                    11,642,105
   Retained earnings                                                   3,207,736
   Accumulated other comprehensive income                                150,660
                                                                  --------------
                                                                      15,007,847
   Less: treasury stock, at cost (174,000 common shares)                 727,219
                                                                  --------------
                                                                      14,280,628
                                                                  --------------
                                                                     $66,622,622
                                                                  ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                                                                         Page 3f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Years ended
                                                           December 31,
                                                   -----------------------------
                                                    2 0 0 1            2 0 0 0
                                                   -----------       -----------

Net sales                                          $52,951,510       $36,897,562

Cost of goods sold                                  34,929,074        23,455,377
                                                   -----------       -----------

Gross profit                                        18,022,436        13,442,185

Net license revenues                                 5,141,024           537,330
                                                   -----------       -----------
                                                    23,163,460        13,979,515
                                                   -----------       -----------

Operating expenses:
   Selling and shipping                             11,547,922         7,476,392
   General and administrative                        5,834,813         3,133,268
   Interest expense                                    531,256           432,512
                                                   -----------       -----------
                                                    17,913,991        11,042,172
                                                   -----------       -----------
Income from operations                               5,249,469         2,937,343
                                                   -----------       -----------

Other income (expense):
   Amortization expense                             (1,193,485)         (196,635)
   Investment income                                   242,026           101,336
   Miscellaneous                                      (112,500)            -
                                                  ------------       -----------
                                                    (1,063,959)          (95,299)
                                                  ------------       -----------

Income before provision for income taxes             4,185,510         2,842,044
Provision for income taxes                           1,846,614         1,416,313
                                                  ------------       -----------

Net income                                           2,338,896         1,425,731
Redeemable preferred stock dividends                 1,674,840            27,324
                                                  ------------       -----------

Net income available to common stockholders      $     664,056      $  1,398,407
                                                 =============      ============

Basic earnings per common share                       $.21                 $.52
                                                      ====                 ====
Diluted earnings per common share                     $.14                 $.44
                                                      ====                 ====

        The accompanying notes are an integral part of the consolidated financial statements.

                                                                         Page 4f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                    Total                                   Class A
                                                 Comprehensive       Common stock         common stock
                                                    income         Shares    Amount     Shares   Amount
                                                 -----------      ---------  ------     -------  ------

Balance, January 1, 2000                                          2,492,581  $5,333     100,000  $1,000

Comprehensive income:
   Net income                                    $1,425,731
   Unrealized holding gain                          114,496
                                                 ----------

Comprehensive income                             $1,540,227
                                                 ==========

Issuance of stock pursuant to stock
  based compensation                                                  1,355       3         -        -

Redeemable preferred stock dividends                                    -       -           -        -

Issuance of stock pursuant to merger agreement                      505,000   1,010         -        -
                                                                    -------  ------     -------- -----

Balance, December 31, 2000                                        2,998,936   6,346     100,000  1,000

Comprehensive income:
   Net income                                    $2,338,896            -       -            -      -
   Unrealized holding gain                           36,164            -       -            -      -
                                                 ----------

Comprehensive income                             $2,375,060
                                                 ==========

Redeemable preferred stock dividends                                   -       -            -      -
                                                                -----------  ------     -------  -----

Balance, December 31, 2001                                        2,998,936  $6,346     100,000  $1,000
                                                                ===========  ======     =======  ======

         The accompanying notes are an integral part of the consolidated financial statements.

                                                                       Page 4f-2
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                  (continued)

                                                                            Accumulated
                                                                              other
                                                 Paid-in       Retained     comprehensive    Treasury stock
                                                 capital       earnings         income       Shares    Amount          Total
                                               ------------  -----------    --------------   -------  -------      ------------
Balance, January 1, 2000                       $  6,136,341   $1,145,273    $       -        174,000  $(727,219)   $  6,560,728
Comprehensive income:
   Net income                                                  1,425,731            -                                 1,425,731
   Unrealized holding gain                                           -             114,496                              114,496

Comprehensive income

Issuance of stock pursuant to stock
  based compensation                                  4,274          -              -            -          -             4,277

Redeemable preferred stock dividends                    -        (27,324)           -            -          -           (27,324)

Issuance of stock pursuant to merger agreement    5,501,490          -              -            -          -         5,502,500
                                               ------------   ----------    --------------   -------  ---------    -------------
Balance, December 31, 2000                       11,642,105    2,543,680           114,496   174,000   (727,219)     13,580,408
Comprehensive income:
   Net income                                          -       2,338,896            -            -          -         2,338,896
   Unrealized holding gain                             -             -              36,164       -          -            36,164

Comprehensive income

Redeemable preferred stock dividends                   -      (1,674,840)           -            -          -        (1,674,840)
                                               ------------  -----------    --------------   -------  ---------    ------------

Balance, December 31, 2001                      $11,642,105   $3,207,736          $150,660   174,000  $(727,219)    $14,280,628
                                               ============  ===========    ==============   =======  =========    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                                                         Page 5f
                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years ended
                                                                                 December 31,
                                                                        ---------------------------------
                                                                           2 0 0 1               2 0 0 0
                                                                        ----------            -----------

Cash flows from operating activities:
   Net income                                                           $2,338,896            $1,425,731
   Adjustments to reconcile net income to net cash
    provided by operating activities:
        Bad debts                                                          191,434                   -
        Depreciation and amortization                                      529,655               243,757
        Increase in cash surrender value of life insurance policies         80,000                 2,120
        Stock based compensation                                                 -                 4,277
        Amortization of intangibles                                      1,193,485               196,635
        Loss on disposal of fixed assets                                    16,003                     -
        Changes in assets (increase) decrease:
           Accounts receivable                                          (1,786,588)             (601,475)
           Due from factor                                                 982,505            (2,103,306)
           Inventories                                                  (3,945,600)            1,591,819
           Prepaid expenses and other current assets                        51,251               (21,351)
           Other assets                                                   (507,217)              149,250
        Changes in liabilities increase (decrease):
           Accounts payable and accrued expenses and other liabilities   2,208,690               675,192
           License deposits payable                                         15,761                     -
                                                                       -----------            ----------
                 Net cash provided by operating activities               1,368,275             1,562,649
                                                                       -----------            ----------

Cash flows from investing activities:
   Cash obtained pursuant to merger                                            -              16,163,567
   Transaction costs directly attributable to merger                           -              (1,396,012)
   Cash paid pursuant to merger                                                -             (10,000,000)
   Acquisition of property and equipment                                  (280,084)             (208,935)
   Repayment of note receivable, officer                                       -                  91,200
                                                                       -----------           -----------
                 Net cash provided (used) by investing activities         (280,084)            4,649,820
                                                                       -----------           -----------

Cash flows from financing activities:
   Repayment of long-term debt                                          (3,488,632)              (49,264)
   Proceeds from note payable                                            3,350,000                     -
   Redemption of participating preferred stock                          (5,000,000)                    -
   Proceeds from loans from cash surrender value
     of life insurance policies                                            748,166                     -
   Restricted cash                                                         950,000              (950,000)
                                                                      ------------           ------------
                 Net cash used by financing activities                  (3,440,466)             (999,264)
                                                                      ------------           ------------

Net increase (decrease) in cash and cash equivalents                    (2,352,275)            5,213,205
Cash and cash equivalents, beginning of year                             5,452,301               239,096
                                                                       -----------           -----------
Cash and cash equivalents, end of year                                  $3,100,026            $5,452,301
                                                                       ===========           ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                                                                         Page 6f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

       Calculation of purchase price:
          Issuance of Series A redeemable participating preferred stock
           (note 11), 45,000 shares at $1,000 per share, at fair value          $45,000,000
          Issuance of common stock:
            505,000 shares at $4.50 per share                                     2,272,500
            380,000 shares at an additional $8.50 per share,
             based upon the guaranteed share price of $13                         3,230,000
          Cash payment                                                           10,000,000
          Transaction costs                                                       1,396,012
                                                                              -------------
                                                                                 61,898,512
       Allocation of purchase price:
          Net book value of Everlast                                             26,014,388
          Adjustments to reflect fair value of tangible assets:
             Land and building                                                    1,050,000
             Inventory                                                              518,576
                                                                             --------------
                                                                                 27,582,964

             Intangible assets                                                  $34,315,548
                                                                             ==============

                                                                         Page 7f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

2.   Basis of presentation:

     The accompanying  consolidated  statements of income and cash flows for the year ended  December 31, 2000 include  Everlast for the period  October 25,
     2000 to December 31, 2000. Unaudited proforma combined net revenues and net income assuming the merger occurred January 1, 2000 were as follows:

                                                                      Year ended
                                                                    December 31,
                                                                         2 0 0 0
                                                                       ---------
                                                           (in thousands, except
                                                         for earnings per share)

     Net revenues:
       Everlast Worldwide Inc.                                          $32,634
       Everlast World's Boxing Headquarters
         and subsidiaries                                                21,173
                                                                       --------

                                                                        $53,807

    Net income:
       Everlast Worldwide Inc.                                         $  1,563
       Everlast World's Boxing Headquarters Corp.
         and subsidiaries                                                 1,746
                                                                      ---------

                                                                       $  3,309
    Redeemable participating preferred stock dividends                 $  2,365
                                                                      =========

    Earnings per common share:
       Basic                                                                $.30
                                                                            ====
       Diluted                                                              $.18
                                                                            ====

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

                                                                         Page 8f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

3.   Nature of business: (Continued)

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

           / /   Active Apparel New Corp.

           / /   Everlast World's Boxing Headquarters Corp. (EWBH)

           / /   Everlast Sports Mfg. Corp. (wholly-owned subsidiary of EWBH)

           / /   Everlast Sports International, Inc. (wholly-owned subsidiary of EWBH)

           / /   Everlast Fitness Mfg. Corp. (wholly-owned subsidiary of EWBH)

           / /   American Fitness Products, Inc. (wholly-owned subsidiary of Everlast
                 Fitness Mfg. Corp.)

           All  significant  intercompany  accounts and  transactions  have been eliminated in consolidation.

     b.    Cash and cash equivalents:

           The Company  considers all  short-term  investments  with an original maturity  of  three  months  or  less to be  cash  equivalents.  Cash equivalents includes commercial paper, money market funds and certain certificates of deposit.

                                                                         Page 9f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

4.   Significant accounting policies: (Continued)

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

                                                                        Page 10f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

4.   Significant accounting policies: (Continued)

     f.    Fair value of financial instruments: (Continued)

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

     g.    Intangible assets:

           i.      Goodwill:

                   Goodwill represents the excess of the purchase price over the fair value of  identifiable  net assets acquired and has been
                   amortized   on  a   straight-line   basis   over  40   years.
                   Amortization  expense  charged  to  operations  for the years ended  December  31, 2001 and 2000 was  $173,389 and $43,667,
                   respectively.  Goodwill is reviewed for  impairment  whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

           ii.     Trademarks:

                   Pursuant  to  the  merger  agreement,  the  Company  acquired certain trademarks.  These costs are amortized over 30 years.
                   For the years ended  December  31,  2001 and 2000,  trademark amortization expense was $923,343 and $152,968, respectively.

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

                                                                        Page 11f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

4.   Significant accounting policies: (Continued)

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

     j.    Advertising expense:

           The Company expenses  advertising  costs as they are incurred.  As of
           December 31, 2001 and 2000, the Company had incurred  advertising and promotional  expenses of  approximately  $3,640,000  and  $1,326,000, respectively.

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

     l.    Shipping and handling costs:

           Shipping and handling  costs  totaling  approximately  $1,505,000 and
           $989,000   for  the  years   ended   December   31,  2001  and  2000,
           respectively,  are included in selling and  shipping  expenses on the income statement.

                                                                        Page 12f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

4.   Significant accounting policies: (Continued)

     m.    Accounting for stock based compensation:

           The Company  applies APB  Opinion 25 to account  for  employee  stock option plans (note 15).  Accordingly,  no compensation  cost has been recognized in 2001 and 2000. Had compensation cost been determined on the basis of FASB  Statement  123,  net income and earnings per share would have been reduced as follows:

                                                         2 0 0 1        2 0 0 0
                                                        --------      ---------
               Net income:
                    As reported                        $2,338,896     $1,425,731
                                                       ==========     ==========

                    Pro forma                          $2,287,000     $1,374,982
                                                       ==========     ==========

               Basic earnings per share:
                    As reported                              $.21         $.52
                                                             ====         ====
                    Pro forma                                $.21         $.50
                                                             ====         ====

               Diluted earnings per share:
                    As reported                              $.14         $.44
                                                             ====         ====
                     Pro forma                               $.13         $.43
                                                             ====         ====

           The fair value of compensation  was computed using an  option-pricing model which took into account the  following  factors as of the grant date:

           / /   the exercise price and expected life of the option

           / /   the current price of the stock and its expected volatility

           / /   expected dividends, if any

           / /   the risk-free interest rate for the expected term of the option using  Treasury  Note rates with a remaining  term equal to the expected life of the options

                                                                        Page 13f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

4.   Significant accounting policies: (Continued)

     n.    Foreign currency exchange rate gains and losses:

           Foreign currency transactions are based on the functional currency of the  United  States  dollar.  Translation  gains  and  losses of such
           transactions   are  included  in  the   consolidated   statements  of
           operations.

     o.    Valuation of long-lived assets:

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

     p.    Reclassifications:

           The 2000  statements of income and cash flows have been  reclassified for comparative purposes to conform to the 2001 presentation.

     q.    Recent pronouncements:

           In June 2001, the FASB issued SFAS No. 141, "Business  Combinations,"
           and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards,  all acquisitions  subsequent to June 30, 2001 must be accounted for under the purchase method of accounting,  and purchased goodwill  is no  longer  amortized  over  its  useful  life.  Rather, goodwill will be subject to a periodic impairment test based upon its fair value,  at least  annually.  SFAS No. 142 further  clarifies the
           recognition   of  intangible   assets   separately   from   goodwill.
           Identifiable  intangible  assets will be amortized  when their useful life is determined not to be infinite.

           In August 2001, the FASB issued SFAS No. 143,  "Accounting  for Asset
           Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards  for  recognition  and  measurement  of a liability for the costs of asset retirement  obligations.  Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation  arises, and will be amortized to expense over the life of the asset.

                                                                        Page 14f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

4.   Significant accounting policies: (Continued)

     q.    Recent pronouncements: (Continued)

           In October  2001,  the FASB issued SFAS No. 144  "Accounting  for the
           Impairment or Disposal of Long-Lived  Assets" ("SFAS 144").  SFAS 144
           addresses  financial  accounting  and reporting for the impairment or disposal of long-lived assets and discontinued operations.

           The Company  will adopt these  statements  effective as of January 1,
           2002,  and does not  expect  them to have a  material  impact  on its consolidated financial position or results of operations.

5.   Marketable equity securities:

     The  Company  has  marketable  equity  securities  that are  classified  as available-for-sale securities. These securities have been recorded at their fair  market  value of  $457,308 at December  31,  2001.  A net  unrealized holding gain,  amounting to $150,660,  has been  included in  stockholders'
     equity as of December 31, 2001.

6.   Due from factor:

     Certain of the Company's accounts  receivable are assigned without recourse to a commercial factor. The amount due from the factor represents net sales assigned in excess of advances received.  The amount due from the factor is net of a provision  for future  chargebacks  of  approximately  $212,000 at
     December 31, 2001. Interest is charged at 1% above prime on advances.  This factoring  arrangement is collateralized by the Company's factored accounts receivable.

7.   Inventory:

     At December 31, 2001, inventories consist of:

             Raw materials                      $  3,154,346
             Work-in-process                       1,394,288
             Finished goods                        8,112,900
                                               -------------

                                                 $12,661,534
                                               =============

                                                                        Page 15f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

8.   Property and equipment:

             Land                                                    $   309,100
             Buildings and building improvements                       5,252,017
             Furniture and fixtures                                      560,722
             Machinery and equipment                                   3,193,821
             Vehicles                                                    279,402
                                                                    ------------
                                                                       9,595,062
             Less: accumulated depreciation and amortization           3,276,778
                                                                    ------------

                                                                      $6,318,284
                                                                    ============

9.   Cash surrender value, life insurance:

     The Company is the owner of cash surrender value life insurance policies on the life of a current  stockholder  and  director.  The face value of these policies  approximates $2.3 million.  At December 31, 2001, the cash value, net of outstanding loans of $956,722,  is $167,146 and is included in other assets.

10.  Note payable:

     The Company had outstanding industrial revenue bonds totaling $3,425,000 at
     December 31, 2000. The bonds, which expired April 30, 2001, were secured by a letter of credit issued by a bank.

     Concurrent  with the  expiration  of the  letter  of  credit,  the  Company refinanced the bonds in the amount of $3,350,000  with the factor (note 6).
     The note payable to the factor is due on demand and secured by a portion of the  Company's  inventory.  The note  bears  interest  at prime  (4.75%  at
     December 31, 2001).

     Interest  expense on this debt  amounted  to  $163,340  and $42,394 for the years  ended  December  31,  2001 and  2000,  respectively.  The year  2000 includes  only that  period of time in which the  Company was the debtor on these bonds.

                                                                        Page 16f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

11.  Redeemable participating preferred stock:

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

     The Company redeemed 5,000 shares ($5,000,000 redemption value) on December
     31, 2001, and is required to redeem 5,000 shares every December 31st, until all of the shares have been redeemed.  The Company has the option to redeem all of the  preferred  shares at the end of any  quarter  or an  additional amount  greater  than  the  mandatory  redemption  at the  end of any  year
     (December  31st).  The Company is  required  to pay 105% of the  redemption value for any optional redemption that is made.

     If the Company fails to make any mandatory redemption payment within thirty days after it is due, all licenses and trademarks  obtained pursuant to the merger  will be  assigned  back to the  former  stockholders  of  Everlast, effective 60 days following the assignment, if not remedied.

     Commencing  on the date of issue,  the preferred  shares  accrue  dividends equal to two-thirds (2/3) of the "net after tax profits"  multiplied by the
     "outstanding  redeemable  percentage."  Net after tax profits is defined in the  agreement  as net income after taxes  (pursuant to generally  accepted accounting  principles)  plus  goodwill  amortization  as it relates to the merger,  plus  compensation  from  the  granting  and the  exercise  of the
     Company's  employee stock  options.  Outstanding  redeemable  percentage is defined in the agreement as the aggregate redemption value of the preferred shares outstanding as of January 1st divided by $45 million.

     Dividends  are due March 31st of the  succeeding  fiscal  year,  except for dividends  accrued from the issue date to December 31, 2000,  which are due
     March 31, 2002. As of December 31, 2001, the Company has accrued  dividends of $1,702,164 on these preferred shares, which were paid on March 19, 2002.

     If dividend payment is not made when scheduled, the Company will be subject to the same terms and  conditions  as a default on a  mandatory  redemption payment.

                                                                        Page 17f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

11.  Redeemable participating preferred stock:  (Continued)

     Minimum redemption amounts are as follows:

          Twelve months ending December 31, 2002                   $  5,000,000
                                            2003                      5,000,000
                                            2004                      5,000,000
                                            2005                      5,000,000
                                            2006                      5,000,000
                                            2007 and thereafter      15,000,000

12.  Commitments and contingencies:

     a.    Lease commitments:

           The  Company  has three  leases for  office,  showroom,  factory  and warehouse  space,  one of which will  expire  April 30,  2004 and the other two will expire on April 30, 2005.

           At December 31, 2001,  future minimum rental payments  required under the noncancellable leases are approximately as follows:

           Twelve months ending December 31, 2002                  $632,000
                                             2003                   644,000
                                             2004                   377,000
                                             2005                    81,000

           Rent  expense  for the years  ended  December  31,  2001 and 2000 was approximately $746,000 and $359,000, respectively.

     b.    Employment agreements:

           i.  The Company has an  employment  agreement  with its President and
               Chief  Executive  Officer at an annual  base  salary of  $320,000 through  the  term  of the  agreement.  The  initial  term of the agreement expires on December 31, 2005, but continues  thereafter for additional  one-year  periods unless either the President and
               Chief Executive  Officer of the Company or the Board of Directors
               gives the other ninety days prior written  notice of  nonrenewal.
               At the discretion of the Board of Directors,  the Company may pay the  President and Chief  Executive  Officer a bonus on or before
               December 31, of any year during the term.

                                                                        Page 18f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

12.  Commitments and contingency: (Continued)

      b.    Employment agreements: (Continued)

            i.    (Continued)

                  The agreement  also includes a noncompete  clause for a period of one year following its expiration or termination.

            ii.   The Company  has an  employment  agreement  with a senior vice president  with  an  initial  term  of  five  years,  expiring
                  September 24, 2005. The agreement will automatically renew for successive  one-year  terms unless  terminated by either party upon 60 days prior written notice. The employee will receive a base salary starting at $100,000,  a guaranteed  minimum bonus starting  at  $100,000,  and an  additional  bonus  based on a defined formula and be allowed to participate in the Company's employee benefits package.

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

            iv.   The Company has an  employment  agreement  with the  Assistant
                  Vice President of Sales of the Company, expiring October 2003.
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

               Twelve months ending December 31, 2002         $793,000
                                                 2003          687,000
                                                 2004          570,000
                                                 2005          504,000

                                                                        Page 19f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

12.  Commitments and contingency: (Continued)

     c.    Consulting agreement:

           The Company has a consulting  agreement with an individual to provide services with respect to the redeemable participating preferred stock
           (note 11). The term of the agreement is effective until all shares of the redeemable preferred stock have been redeemed by the Company. The consultant will receive $60,000  annually  throughout the duration of the agreement.

     d.    Contingencies:

           i.  December 20, 2000, a claim was brought  against the Company,  its subsidiary (EWBH), and two officers of the Company. The complaint
               was  initiated  by  the  EWBH's  licensing   representative  (the
               "plaintiff")  in the Supreme  Court of the State of New York (the
               "Court").  The  plaintiff  alleges  breach of contract,  tortuous interference with contractual  relations,  tortuous  interference
               with  prospective   business   relations  and  unjust  enrichment
               stemming from the merger of the Company  completed on October 24,
               2000 (note 1). The total  alleged  claims and  damages  amount to
               $55.5 million.

               On  November  30,  2001,  the claims  against the  officers  were dismissed by the Court.  The plaintiff has indicated that it will appeal this decision and order.

               On February  6, 2002,  the Company and EWBH filed a motion in the
               Court to dismiss the  remaining  causes of action in the lawsuit.
               This motion is currently pending.

               After  reviewing  this case  with the  Company's  legal  counsel, management  believes  that  there  is no  merit  to  any  of  the remaining  causes of action  alleged in the complaint and intends to continue to contest the matter vigorously.

           ii. On October 17, 2000, a former  heavyweight  boxing champion and a corporation  claimed $2.0 million of damages  against the Company and one of its subsidiaries  for alleged  unauthorized use of his name and image.  The  Company's  insurance  carrier  assumed  the defense of the case.

                                                                        Page 20f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

12.  Commitments and contingency: (Continued)

     d.    Contingencies: (Continued)

           ii.   (Continued)

                 This case was  settled on  February  4, 2002 for  $300,000,  of which $50,000 was paid by the insurance  carrier,  $137,500 was paid by the former stockholder of the Company's  subsidiary and
                 $112,500 was paid by the Company.

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

     e.    Pension plan:

           The Company contributes to a union sponsored  multi-employer  pension plan  covering  its union  employees  in the  Bronx,  New  York.  The
           Company's  contributions  to the Plan,  incurred  in these  financial statements,  for the  years  ended  December  31,  2001 and 2000 were
           $87,427 and $11,020, respectively.

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

     f.    Profit-sharing plans:

           The  Company  maintains  two  401(k)  profit-sharing  plans  for  all qualified non-union, full- time employees. The plans contain a profit sharing  component with tax deferred  contributions  to each employee based  upon  certain  criteria  and also  permits  employees  to make contributions  up to the maximum limits  allowed by Internal  Revenue
           Code Section

                                                                        Page 21f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

12.  Commitments and contingency: (Continued)

     f.    Profit-sharing plans: (Continued)

           401(k).  Pursuant to one of the plans, the Company matches 40% of the first 5% of each employee's contribution.  The Company does not match
           the  employee's   contribution  on  the  other  plan.  The  Company's
           contributions  were  $41,282 and $6,380 for the years ended  December
           31, 2001 and 2000, respectively.

13.  Licensing revenues:

     i.    The Company has numerous  licensing and distribution  agreements with varying  expiration  dates,  the majority of which expire in December
           2004. Pursuant to the terms of the licensing agreements,  the Company is  scheduled  to receive  approximate  minimum  royalty  payments as follows:

           Years ending December 31, 2002                        $4,714,000
                                     2003                         3,513,000
                                     2004                         2,439,000
                                     2005                           319,000
                                     2006                            82,000
                                     2007 and thereafter            652,000

           Net licensing revenue generated for the years ended December 31, 2001 and 2000 amounted to $5,141,024 and $537,330,  respectively. The year
           2000 reflects  license  revenue from October 25, 2000 to December 31,
           2000. On an unaudited  proforma basis, net licensing  revenue for the year ended December 31, 2000 amounted to $3,677,401.

     ii.   In  connection  with the license  agreements,  certain  licensees are required to make a specified minimum cash deposit to the Company. The deposit is refundable to the licensee upon  expiration of the license agreement.  At December  31,  2001,  the  amounts on deposit  totaled
           $688,723.  These amounts are reflected as liabilities to licensees on the December 31, 2001 balance sheet.

                                                                        Page 22f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

14.  Stockholders' equity:

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

15.  Stock option plans:

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

                                                                        Page 23f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

15.  Stock option plans: (Continued)

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

                                                                        Page 24f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

15.  Stock option plans: (Continued)

                                            S H A R E S
                              ---------------------------------------------------------------
                              2000      1993         1995
                              Stock     Stock     Non-employee                   Weighted
                              option    ption    director stock                  average
2 0 0 1                       plan      plan      option plan       Total     exercise price
---------                     -------   -------  ---------------   ---------  --------------

Outstanding at January 1      505,000   285,679      54,700        845,379         $7.88

Granted                          -       60,000       9,500         69,500         $2.92

Cancelled                        -        4,000           -          4,000         $2.63

Exercised                        -           -            -             -
                              -------   -------   ----------       ---------

Outstanding at December 31    505,000   341,679       64,200       910,879         $7.52
                              =======   =======       ======       =======

Exercisable at December 31    505,000   244,684       48,368       798,052         $8.14
                              =======   =======       ======       =======

                                            S H A R E S
                              ---------------------------------------------------------------
                              2000      1993         1995
                              Stock     Stock     Non-employee                   Weighted
                              option    ption    director stock                  average
2 0 0 0                       plan      plan      option plan       Total     exercise price
---------                     -------   -------  ---------------   ---------  --------------

Outstanding at January 1          -     285,679      54,700         340,379       $2.98

Granted                       505,000      -          -             505,000       10.77

Cancelled                         -        -          -                 -

Exercised                         -        -          -                 -
                             --------   -------     -------        ---------

Outstanding at December 31   505,000    285,679      54,700        845,379        $7.88
                             =======    =======      ======        =======

Exercisable at December 31   505,000    188,325      56,914        750,239        $8.12
                             =======    =======      ======        =======

                                                                        Page 25f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

15.  Stock option plans: (Continued)

                                               Outstanding                  Exercisable
                                          ------------------------   --------------------------
                                                      Weighted-       Weighted-       Weighted-
                                                      average         average          average
                        Exercise                     contractual     exercise          exercise
                        price range        Shares   life remaining     price       Shares   price
                        -----------        ------   --------------   -----------   ------   -----
                        $.85   -   $2.23   190,768   5.79   years        $2.15     158,271  $2.14
                        $3.00  -   $3.97   126,112   7.74   years         3.46      48.949   3.78
                        $4.00  -   $6.00   204,499   6.99   years         4.76     204,499   4.76
                        $9.38  -  $13.00   389,500   8.79   years        12.91     386,333  12.94
                                           -------                                 -------

                                  Total    910,879   7.63   years         7.52     798,062   8.14
                                           =======                                 =======

     The  weighted-average  grant-date fair value for options granted during the years ended December 31, 2001 and 2000 was $2.88 and $2.81, respectively.

16.  Income taxes:

     For the years ended December 31, 2001 and 2000, the Company had a provision for income taxes consisting of the following:

                                         2 0 0 1                    2 0 0 0
                                       -----------               -----------
        Current tax provision:
              Federal                   $1,249,789                $1,087,382
              State and local              388,157                   307,449
              Foreign                      208,668                    21,482
                                       -----------               -----------

        Income tax provision            $1,846,614                $1,416,313
                                        ==========                ==========

     Included in prepaid  expenses  and other  current  assets is a deferred tax asset,  which primarily  consists of the temporary  difference  between the book and tax basis of inventory.

                                                                        Page 26f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

17.  Economic dependency:

     For the years ended December 31, 2001 and 2000, one customer  accounted for approximately 13% and 15% of sales, respectively.

18.  Geographic data:

     Geographic information for net sales is as follows:

                                               2 0 0 1             2 0 0 0
                                            ------------         -----------

                U.S.                         $48,263,348         $33,818,319
                Canada                         4,184,216           2,948,302
                Other foreign countries          503,946             130,941
                                            ------------         -----------

                                             $52,951,510         $36,897,562
                                            ============         ===========

19.  Earnings per share:

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

                                                        2 0 0 1       2 0 0 0
                                                       --------      ---------
     Net income available to common stockholders:
     Net income                                       $2,338,896    $1,425,731
     Redeemable participating  preferred stock        (1,674,840)      (27,324)
     dividends                                        ----------    ----------

                                                      $   664,056    $1,398,407
                                                      ===========   ===========

                                                                        Page 27f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

19.  Earnings per share: (Continued)

                                                           2 0 0 1     2 0 0 0
                                                           -------     -------

     Basic weighted average common stock outstanding      3,098,936   2,685,505

     Effect of dilutive securities:
           Stock options                                     14,870      67,139
           Contingent consideration                       1,722,128     412,010
                                                          ---------   ---------

     Diluted weighted average common stock outstanding    4,835,934   3,164,654
                                                          =========   =========
     Basic earnings per common share                           $.21        $.52
                                                               ====        ====
     Diluted earnings per common share                         $.14        $.44
                                                               ====        ====

20.  Cash flow information:

     a.    Supplemental disclosures of cash flow information:

                                                           2 0 0 1     2 0 0 0
                                                           -------     -------
               Cash paid during the year for:
                    Interest                            $   530,799    $439,512
                    Income taxes                          2,449,879     856,891

     b.    Supplementary non-cash operating,  investing and financing activities during the years ended December 31, 2001 and 2000:

           i.    Pursuant  to the  merger  agreement  (note 1), a portion of the purchase price was satisfied by the following:

                                                           2 0 0 1     2 0 0 0
                                                           -------     -------
           Issuance of redeemable participating
           preferred  stock                             $    -      $45,000,000
           Issuance  of 505,000  shares of
           $.002 par value  common  stock                    -        5,502,500
                                                        ----------  -----------
                                                        $    -       50,502,500
                                                        ==========  ===========

                                                                        Page 28f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

20.  Cash flow information: (Continued)

       b.    (Continued)
                                                               2 0 0 1          2 0 0 0
                                                             -----------   ------------

       ii.   Adjustments to reflect fair value of tangible
             net assets acquired in the merger:

                   Land and building                         $       -     $  1,050,000

                   Inventory                                         -          518,576
                                                             ----------     -----------

                                                             $       -      $ 1,568,576
                                                             ==========     ===========

       iii.  Unrealized gains on available-for-sale
             securities                                      $   36,164     $   114,496
                                                             ==========     ===========

       iv.   Dividends declared on redeemable
             participating preferred stock                   $1,674,840     $    27,324
                                                             ==========     ===========

       v.    Acquisition of property and equipment
             financed with capital leases                    $  283,859     $        -
                                                             ==========     ===========