Form 10-Q
period 2002-03-31
EVERLAST WORLDWIDE INC
filed 2002-05-10
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2002

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
             (Exact name of Registrant as specified in its charter)

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
                                 (212) 239-0990
              (Registrant's telephone number, including area code)

                                 Not Applicable
                     (Former name, former address and former
                    fiscal year if changed since last report)

            Indicate by check whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the  Securities  Exchange Act of
1934 during the past 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days.

                      Yes    X                    No
                           -----                     -----

            The number of common  equity shares  outstanding  as of May 10, 2002 was 2,998,936  shares of Common Stock,  $.002 par value,  and 100,000  shares of
Class A Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        Page
                                                                      ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets                                 3

           Consolidated Statements of Income                           4

           Consolidated Statements of Changes in Stockholders' Equity  5

           Consolidated Statements of Cash Flows                       6

           Notes to Consolidated Financial Statements                  7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                             9-10

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                            12

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                                    March  31,   December  31,
                                                                                    2 0 0 2         2 0 0 1
                                                                                 -------------   --------------
                                                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                      $  1,869,753    $  3,100,026
  Marketable equity securities                                                        423,237         457,308
  Accounts receivable - net                                                         5,896,209       6,447,168
  Due from factor                                                                   3,820,133       2,669,848
  Inventories                                                                      11,793,146      12,661,534
  Prepaid expenses and other current assets                                           968,098         730,882
                                                                                 ------------    ------------
                Total current assets                                               24,770,576      26,066,766

  Property and equipment, net                                                       6,254,182       6,318,284
  Cash surrender value - life insurance                                               167,146         167,146
  Goodwill                                                                          6,718,492       6,718,492
  Intangible assets                                                                26,080,487      26,314,365
  Other assets                                                                      1,062,341       1,037,569
                                                                                 ------------    ------------

                                                                                 $ 65,053,224    $ 66,622,622
                                                                                 ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  4,097,101    $  4,728,613
  Current maturities of long term debt                                                 81,353          79,719
  Note payable                                                                      3,350,000       3,350,000
  Accrued expenses and other current liabilities                                    1,422,493       1,652,267
  Preferred stock dividend payable                                                    559,395       1,702,164
                                                                                 ------------    ------------
                Total current liabilities                                           9,510,342      11,512,763

  License deposits payable                                                            792,192         688,723
  Long term debt, net of current maturities                                           119,545         140,508
                                                                                 ------------    ------------
                Total liabilities                                                  10,422,079      12,341,994
                                                                                 ------------    ------------

Series A redeemable participating preferred stock                                  40,000,000      40,000,000
                                                                                 ------------    ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,172,936 issued, 2,998,936 outstanding                                6,346           6,346
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000           1,000
  Paid-in capital                                                                  11,642,105      11,642,105
  Retained earnings                                                                 3,592,324       3,207,736
  Accumulated other comprehensive income                                              116,589         150,660
                                                                                 ------------    ------------
                                                                                   15,358,364      15,007,847
  Less treasury stock, at cost (174,000 common shares)                               (727,219)       (727,219)
                                                                                 ------------    ------------
                                                                                   14,631,145      14,280,628
                                                                                 ------------    ------------

                                                                                 $ 65,053,224    $ 66,622,622
                                                                                 ============    ============

                                      - 3 -
                 See accompanying notes to financial statements

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended
                                                        March 31,
                                              -----------------------------

                                                 2 0 0 2         2 0 0 1
                                              ------------     ------------
                                              (Unaudited)       (Unaudited)

Net sales                                     $ 15,734,596    $ 12,214,206

Cost of goods sold                              10,460,830       7,937,931
                                              ------------    ------------

Gross profit                                     5,273,766       4,276,275

Net license revenues                             1,384,667       1,188,728
                                              ------------    ------------
                                                 6,658,433       5,465,003
                                              ------------    ------------
Operating expenses:
  Selling and shipping                           2,802,460       2,604,516
  General and administrative                     1,721,431       1,400,672
  Interest expense                                 151,102          92,660
                                              ------------    ------------
                                                 4,674,993       4,097,848
                                              ------------    ------------

Income from operations                           1,983,440       1,367,155
                                              ------------    ------------

Other income (expense):
  Amortization                                    (233,878)       (266,555)
  Investment income                                  6,611          82,395
                                              ------------    ------------
                                                  (227,267)       (184,160)
                                              ------------    ------------

Income before provision for income taxes         1,756,173       1,182,995

Provision for income taxes                         812,190         669,075
                                              ------------    ------------

Net income                                    $    943,983    $    513,920
                                              ============    ============

Redeemable preferred stock dividend                559,395         381,424
                                              ------------    ------------

Net income available to common shareholders   $    384,588    $    132,496
                                              ============    ============

Basic earnings per share                      $        .12    $        .04
                                              ============    ============

Diluted earnings per share                    $        .09    $        .03
                                              ============    ============

                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2002 and 2001

                                                                   Class A
                                             Common Stock         Common Stock

                                 Total                                                                           Accumulated
                                 compre-                                                                             other
                                 hensive                                                             Retained    comprehensive
                                 income     Shares    Amount    Shares     Amount   Paid in capital  earnings       income
                                 ------     ------    ------    ------     ------   ---------------  --------       ------
Balance, December 31, 2000                2,998,936   $6,346    100,000    $1,000    $11,642,105     $2,543,680    $114,496

Comprehensive income:
 Net income - three months
 ended March 31, 2001          $513,920                                                                513,920
 Unrealized holding gain          9,084                                                                              9,084
                               --------  ----------   --------  -------    ------   -----------                                -
Comprehensive Income           $523,004
                               --------

Redeemable preferred stock
 dividend                                                                                             (381,424)

Balance, March 31, 2001                  2,998,936    $6,346     100,000   $1,000    $11,642,105    $2,676,176    $123,580
                                         =========    ======     =======   ======    ===========    ==========    ========

Balance, December 31, 2001               2,998,936    $6,346     100,000   $1,000    $11,642,105    $3,207,736    $150,660

Comprehensive income:
 Net income - three months
 ended March 31, 2002         $943,983                                                                 943,983
 Unrealized holding loss       (34,071)                                                                            (34,071)
                              --------   ---------    ------      -------  ------     -----------   ----------     --------

Comprehensive income          $909,912
                              ========

Redeemable preferred stock
 dividend                                                                                             (559,395)
                                         ---------    ------      -------  ------     -----------   ----------     --------
Balance, March 31, 2002                  2,998,936    $6,346      100,000  $1,000     $11,642,105   $3,592,324     $116,589
                                         =========    ======      =======  ======     ===========   ==========     ========

                                 Treasury stock

                                 Shares          Amount        Total
                                 ------          ------        -----
Balance, December 31, 2000      174,000       $(727,219)   $13,580,408

Comprehensive income:
 Net income - three months
 ended March 31, 2001                                         513,920
 Unrealized holding gain
                                -------      ---------          9,084
Comprehensive Income

Redeemable preferred stock
 dividend                                                    (381,424)

Balance, March 31, 2001         174,000       $(727,219)  $13,721,988
                                =======       ==========   ===========

Balance, December 31, 2001      174,000       $(727,219)  $14,280,628

Comprehensive income:
 Net income - three months
 ended March 31, 2002                                         943,983
 Unrealized holding loss                                      (34,071)
                                             ---------    -----------

Comprehensive income

Redeemable preferred stock
 dividend                                                    (559,395)
                                -------      ---------    -----------
Balance, March 31, 2002         174,000      $(727,219)   $14,631,145
                                =======      ==========   ===========

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended
                                                                             March, 31,
                                                                             ----------
                                                                      2 0 0 2         2 0 0 1
                                                                    ------------   ------------
                                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income                                                        $   943,983    $   513,920
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                     130,657         57,725
       Amortization                                                     233,878        271,834
Changes in assets (increase) decrease:
       Accounts receivable                                              550,959      1,641,350
       Due from factor                                               (1,150,285)        62,622
       Inventory                                                        868,388       (677,231)
       Prepaid expenses and other current assets                       (237,216)      (486,335)
       Security deposits and other assets                               (24,774)       (22,351)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                 (861,286)      (391,506)
       License deposits payable                                         103,469         43,782
                                                                    -----------    -----------
                        Net cash provided by operating activities       557,775      1,013,810
                                                                    -----------    -----------

Cash flows used by investing activities:
       Acquisition of property and equipment                            (66,555)       (43,840)
                                                                    -----------    -----------
                        Net cash used by investing activities:          (66,555)       (43,840)
                                                                    -----------    -----------

Cash flows used by financing activities:
       Payment of preferred stock dividend                           (1,702,164)          --
       Repayment of long term debt                                      (19,329)          --
       Repayment of industrial bonds                                       --          (75,000)
                                                                    -----------    -----------
                        Net cash used by financing activities:       (1,721,493)       (75,000)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                 (1,230,273)       894,970
Cash and cash equivalents, beginning of period                        3,100,026      5,452,301
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $ 1,869,753    $ 6,347,271
                                                                    ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                        $   148,070    $    92,660
    Income taxes                                                        654,860      1,026,735

                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001

1.      The Company and basis of presentation:

        The consolidated  financial  statements presented herein as of March 31,
        2002  and for the  three  months  ended  March  31,  2002  and  2001 are unaudited  and, in the opinion of  management,  include all  adjustments
        (consisting  only of normal and recurring  adjustments)  necessary for a fair presentation of financial position and results of operations.  Such financial  statements do not include all of the information and footnote disclosures  normally included in audited financial  statements prepared
        in  accordance  with  generally  accepted  accounting  principles.   The
        accompanying  unaudited  consolidated  financial  statements  have  been prepared in accordance  with the  instructions to Form 10-Q. The results of  operations  for the three month  period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

2.      Earnings per share:

        Basic  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share  amounts are based on an  increased  number of shares that would be  outstanding  assuming  the  exercise  of  dilutive  stock options and contingent  consideration  pursuant to the merger  agreement dated  October 24, 2000.  For purposes of the diluted  computation,  the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's  stock on
        March 31, 2002 and 2001.

        The number of shares used in the computation of basic earnings per share was 3,098,936  and  2,592,581 at March 31, 2002 and 2001,  respectively.
        The number of shares used in the  computation  of diluted  earnings  per
        share  was   4,340,348  and  4,588,919  at  March  31,  2002  and  2001,
        respectively.

3.      Inventories:

        Inventories  are stated at the lower of cost  (determined on a first-in, first-out basis) or market.

                                       March 31, 2002        March 31, 2001
                                       --------------        --------------

        Raw materials                  $  2,893,202          $  2,125,302
        Work-in-process                     650,865               513,678
        Finished goods                    8,249,079             6,754,185
                                       ------------          ------------
                                       $ 11,793,146          $  9,393,165
                                       ============          ============

4.      Reclassification:

        Certain items on the 2001 financial statements have been reclassified to conform to 2002 presentations.

5.      Redeemable participating preferred stock dividend:

        In March 2002,  the Company paid  $1,702,164  to the holders of Series A
        Redeemable   Participating  Preferred  Stock  (the  "Preferred  Stock"),
        representing  dividends  accumulated  through  December 31, 2001.  These dividends  were equal to  two-thirds  (2/3) of the net after tax profits after adding back goodwill  amortization.  In 2002 and years subsequent, the dividend is reduced in proportion to the redeemed  Preferred  Stock.
        The  percentage of net income,  as defined in the Company's  October 24,
        2000 Merger  Agreement,  to be paid to holders of the Preferred Stock is as follows:

                 Twelve months ending December 31, 2002        59.3%
                                                   2003        51.9%
                                                   2004        44.4%
                                                   2005        37.0%
                                                   2006        29.6%
                                                   2007        22.2%
                                                   2008        14.8%
                                                   2009         7.4%

        The mandatory redemption requirements are as follows:

                 Twelve months ending December 31, 2002        $5,000,000
                                                   2003         5,000,000
                                                   2004         5,000,000
                                                   2005         5,000,000
                                                   2006         5,000,000
                                                   2007         5,000,000
                                                   2008         5,000,000
                                                   2009         5,000,000

6.      Recent pronouncements:

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and
        SFAS No. 142,  "Goodwill and Other  Intangible  Assets." Under these new standards,  all  acquisitions  subsequent  to  June  30,  2001  must  be accounted  for under the purchase  method of  accounting,  and purchased goodwill is no longer amortized over its useful life.  Rather,  goodwill will be subject to a periodic impairment test based upon its fair value, at least annually. The Company has completed its transitional intangible asset impairment test and no impairment loss has been  recognized.  SFAS
        No.  142  further   clarifies  the  recognition  of  intangible   assets
        separately  from  goodwill.   Identifiable  intangible  assets  will  be
        amortized when their useful life is determined not to be infinite.

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

        The Company  has adopted  these  statements  effective  as of January 1,
        2002,  and  does  not  expect  them to  have a  material  impact  on its consolidated financial position or results of operations.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

        This  Report  on Form  10-Q  contains  forward-looking  statements  that involve  risks and  uncertainties.  The  Company's  actual  results could differ materially from those anticipated in these forward-looking  statements.  Factors that may cause such differences  include,  but are not limited to, the Company's expansion into new markets, competition, technological advances and availability of managerial personnel.

General

            Everlast Worldwide Inc. is a Delaware corporation  organized on July
6, 1992. The Company is engaged in the design,  manufacture,  marketing and sale of women's  activewear,  sportswear,  swimwear  and  coverups;  and the  design, manufacture,  marketing and sale of men's  activewear,  sportswear and outerwear
(the  "Apparel  Products")  each  featuring  the  widely-recognized  Everlast(R)
trademark.  As a result of the merger (the "Merger") of Everlast  Holding Corp., the parent company of Everlast World's Boxing  Headquarters  Corp.,  into Active
Apparel New Corp., a wholly-owned  subsidiary of the Company, the Company became a  manufacturer  of sporting goods related to the sport of boxing such as boxing gloves,  heavy bags, speed bags, boxing trunks,  and miscellaneous gym equipment that are  sold  through  sporting  goods  stores,  mass  merchandisers,  catalog operations,  gymnasiums,  and martial arts studios (the "Sports Products").  The
Company's wholly-owned subsidiary,  Everlast World's Boxing Headquarters,  Inc., licenses  the  Everlast(R)  trademark  to  numerous  companies  that  source and manufacture  products such as men's,  women's and children's apparel,  footwear, cardiovascular equipment, back to school stationery,  eyewear, sports bags, hats and other accessories.

        The financial  statements  of the Company and the notes thereto  contain detailed  information  that  should  be  referred  to in  conjunction  with this discussion.

Results of Operations

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

        Net sales  increased to $15,734,596 for the three months ended March 31,
2002 from  $12,214,206 for the three months ended March 31, 2001, an increase of
$3,520,390 or 28.8%. This increase in sales was principally  attributable to the additional sales of Sports Products and Apparel Products due to increased market penetration.

        Gross profit  increased to  $5,273,766  for the three months ended March
31, 2002 from  $4,176,275 for the three months ended March 31, 2001, an increase of $1,097,491 or 26.3%.  Gross profit  decreased as a percentage of net sales to
33.5% from 34.2%.  This  decrease as a percentage of net sales was primarily due to a change in the Company's  sales mix compared to the three months ended March
31, 2001.

        Net license  revenues were  $1,384,667  for the three months ended March
31, 2002 from  $1,188,728 for the three months ended March 31, 2001, an increase of $195,939 or 16.5%.  The increase in license revenues was primarily due to new license agreements and increased revenues on existing licenses.

        Selling and  shipping  expenses  increased to  $2,802,460  for the three months ended March 31, 2002 from $2,504,516 for the three months ended March 31,
2001,  an  increase of $297,944  or 11.9%.  Selling and  shipping  expenses as a percentage  of net sales  decreased  to 17.8% from  20.5%.  This  decrease  as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and  administrative  expenses  increased to  $1,721,432  for the three  months  ended March 31, 2002 from  $1,400,672  for the three months ended
March 31, 2001, an increase of $320,760,  or 22.9%.  General and  administrative expenses  as a  percentage  of net sales  decreased  to 10.9% from  11.5%.  This decrease as a percentage of net sales was primarily attributable to the increase in sales as it  relates  to the  fixed  nature  of  general  and  administrative expenses.

        Interest expense  increased to $151,102 for the three months ended March
31, 2002 from $92,660 for the three months ended March 31, 2001,  an increase of
$58,442 or 63.1%.  The increase is attributable to the increase in the Company's net borrowings from its factor to finance growth.

        Operating  income  increased  to  $1,983,439  for the three months ended
March 31, 2002 from  $1,367,155  for the three months  ended March 31, 2001,  an increase  of  $616,284,  or  45.1%  for  the  reasons  stated  in the  preceding paragraphs.  Operating  income  as a  percentage  of net sales was 12.6% for the three  months  ended March 31,  2002 as  compared to 11.2% for the three  months ended March 31, 2001. This increase was primarily due to increased net sales and license  revenues  as it  relates  to the  fixed  nature  of  certain  operating expenses.

        Amortization  expense  decreased  to $233,878 for the three months ended
March 31,  2002 from  $266,555  for the three  months  ended March 31,  2001,  a decrease of $32,677,  or 12.3%.  This decrease is  attributable to new standards established by the Financial  Accounting  Standards  Board which  eliminates the amortization of goodwill. Goodwill amortization was $58,222 for the three months ended March 31, 2001.

        The Company  earned  $6,611 of  investment  income for the three  months ended March 31, 2002 as compared to $82,395 for the three months ended March 31,
2001, a decrease of $75,784,  or 92.0%.  This decrease is  attributable  to cash used to redeem the Preferred Stock and pay the participating dividend.

        The Company  incurred a tax  provision  of $812,190 for the three months ended March 31, 2002 as compared to $669,075  for the three  months  ended March
31, 2001, an increase of $143,115.

        The Company had net income of $943,982  for the three months ended March
31, 2002 as compared to $513,920 for the three  months ended March 31, 2001,  an increase  of  $430,062,  or  83.7%  for  the  reasons  stated  in the  preceding paragraphs.

        As a result of the  Merger,  the  Company is  required to pay a dividend equal  to the  product  of 2/3 of the  sum of the net  after  tax  profits  plus
goodwill  amortization.   In  subsequent  years,  the  dividend  is  reduced  in
proportion to the redeemed  Preferred  Stock. The dividend payable for the three months  ended March 31,  2002 is $559,395 as compared to $381,424  for the three months  ended  March 31,  2001,  an  increase of  $177,971,  or 46.7%.  The 2002 dividend  will be  equal  to  59.3%  of net  after  tax  profits  plus  goodwill amortization, if applicable.

Liquidity and Capital Resources

        Net cash  provided by  operating  activities  for the three months ended
March 31, 2002 was $557,775  compared to  $1,013,810  for the three months ended
March 31, 2001.  This  decrease  was  primarily  attributable  to an increase in factored receivables that was offset by an increase in net income and a decrease in inventory.  Net cash used for investing activities for the three months ended
March 31, 2002 was $66,555  compared to $43,840 for the three months ended March
31, 2001.

        Net cash used for financing  activities for the three months ended March
31, 2002 was $1,721,493 compared to $75,000 for the three months ended March 31,
2001, an increase of $1,646,493. This increase was primarily attributable to the payment of the dividend on the Preferred Stock.

        During the three months ended March 31, 2002, the Company's primary need for funds was to  finance  working  capital  for the  growth in net sales of the
Company's  Apparel Products and Sports Products and the payment of the Preferred
Stock dividend.  The Company has relied primarily upon cash and cash equivalents on  hand,  cash  flow  from  operations  and  advances  drawn  against  factored receivables to finance its operations and expansion. At March 31, 2002, cash and cash  equivalents  were  $1,869,753  compared to $6,347,271 at March 31, 2001, a decrease of $4,227,583;  working capital was $15,260,233 compared to $17,650,095 at March 31, 2001, a decrease of  $2,389,862.  These  decreases  were  primarily attributable  to cash paid for the mandatory  redemption of the Preferred  Stock and the payment of the dividend on the Preferred Stock.

        The  balance  due from the  factor  represents  the  amount  owed to the
Company for factored receivables less the amount of outstanding advances made by the factor to the Company.  At March 31, 2002, due from factor was $3,820,133 as compared to  $3,589,731  at March 31,  2001.  This  increase is the result of an increase in sales assigned to the factor. The Company's  inventory  increased to
$11,793,146 at March 31, 2002 as compared to $9,393,165 at March 31, 2001 due to an increase in booked and anticipated orders.

        As a result of the Merger the  Company  assumed  an  obligation  to make mandatory principal and interest payments to holders of industrial revenue bonds issued to finance the 1996 construction of the Company's  manufacturing facility in Moberly,  Missouri.  The industrial revenue bonds were secured by a letter of credit that  expired on April 30, 2001.  On April 16, 2001 the Company  redeemed the industrial  revenue bonds in the amount of  $3,350,000.  To redeem the bonds the  Company  borrowed  $3,350,000  from the  factor,  secured by the  Company's
Apparel  Products  inventory.  It is the Company's  intention to refinance  this amount on a long term basis.

        Management anticipates it will maintain sufficient cash, cash equivalent balances,  short term  investments  and a net surplus  position with the factor, although no assurance  to that effect can be given.  Positive  cash flow,  if it occurs,  will create working capital to fund the Company's continued growth over the next 12 months, the mandatory redemption requirements of the Preferred Stock due on December 31, 2002 and the Preferred Stock dividend due on March 31, 2003.
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

Date: May 10, 2002                    By:/s/ George Q Horowitz
     -------------                       --------------------------
                                      Name: George Q Horowitz
                                      Title: Chief Executive Officer,
                                             President, and Treasurer

                                      By:/s/ Matthew F. Mark
                                         ------------------------------------
                                      Name: Matthew F. Mark
                                      Title: Chief Financial Officer,
                                             Chief Accounting Officer,
                                             And Vice President Finance