Form 10-Q
period 2002-06-30
EVERLAST WORLDWIDE INC
filed 2002-08-13
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                      Yes  /X/                  No / /

            The number of common equity shares  outstanding as of August 6, 2002 was 2,998,936  shares of Common Stock,  $.002 par value,  and 100,000  shares of
Class A Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                     3

         Consolidated Statements of Income                               4

         Consolidated Statements of Changes in Stockholders' Equity      5

         Consolidated Statements of Cash Flows                           6

         Notes to Consolidated Financial Statements                    7-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                   9-12

PART II. OTHER INFORMATION

Item 4.  Submission of  Matters to a vote of Security Holders           12

Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                              14

                                      -2-

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,      December 31,
                                                                                   2 0 0 2         2 0 0 1
                                                                                   -------         -------
                                                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                      $  2,197,582    $  3,100,026
  Marketable equity securities                                                        389,794         457,308
  Accounts receivable - net                                                         4,250,624       6,447,168
  Due from factor                                                                   3,743,386       2,669,848
  Inventories                                                                      13,945,666      12,661,534
  Prepaid expenses and other current assets                                         1,003,865         730,882
                                                                                 ------------    ------------
                Total current assets                                               25,530,917      26,066,766

  Property and equipment, net                                                       6,250,447       6,318,284
  Cash surrender value - life insurance                                               168,463         167,146
  Goodwill                                                                          6,718,492       6,718,492
  Intangible assets                                                                25,858,029      26,314,365
  Other assets                                                                      1,391,714       1,037,569
                                                                                 ------------    ------------

                                                                                 $ 65,918,062    $ 66,622,622
                                                                                 ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  4,608,541    $  4,728,613
  Current maturities of long term debt                                                134,016          79,719
  Note payable                                                                      3,350,000       3,350,000
  Accrued expenses and other current liabilities                                    1,075,114       1,652,267
  Preferred stock dividend payable                                                    908,586       1,702,164
                                                                                 ------------    ------------

                Total current liabilities                                          10,076,257      11,512,763

  License deposits payable                                                            794,875         688,723
  Long term debt, net of current maturities                                           209,156         140,508
                                                                                 ------------    ------------
                Total liabilities                                                  11,080,288      12,341,994
                                                                                 ------------    ------------
Series A redeemable participating preferred stock                                  40,000,000      40,000,000
                                                                                 ------------    ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,172,936 issued, 2,998,936 outstanding                                6,346           6,346
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000           1,000
  Paid-in capital                                                                  11,642,105      11,642,105
  Retained earnings                                                                 3,832,396       3,207,736
  Accumulated other comprehensive income                                               83,146         150,660
                                                                                 ------------    ------------
                                                                                   15,564,993      15,007,847
  Less treasury stock, at cost (174,000 common shares)                               (727,219)       (727,219)
                                                                                 ------------    ------------
                                                                                   14,837,774      14,280,628
                                                                                 ------------    ------------
                                                                                 $ 65,918,062    $ 66,622,622
                                                                                 ============    ============

                                       -3-
                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended            Six months ended
                                                         June 30,                     June 30,
                                              ----------------------------   -------------------------------
                                                 2 0 0 2         2 0 0 1        2 0 0 2           2 0 0 1
                                                 -------         -------        -------           -------
                                               (Unaudited)    (Unaudited)     (Unaudited)       (Unaudited)

Net sales                                     $ 14,725,911    $ 12,346,009    $ 30,460,507    $ 24,560,215

Cost of goods sold                              10,144,052       7,911,361      20,604,882      15,949,292
                                              ------------    ------------    ------------    ------------
Gross profit                                     4,581,859       4,434,648       9,855,625       8,610,923

Net license revenues                             1,418,950       1,214,455       2,803,617       2,403,183
                                              ------------    ------------    ------------    ------------
                                                 6,000,809       5,649,103      12,659,242      11,014,106
                                              ------------    ------------    ------------    ------------
Operating expenses:
  Selling and shipping                           3,079,581       2,795,171       5,882,041       5,299,687
  General and administrative                     1,348,413       1,255,219       3,069,845       2,655,891
  Interest expense                                 168,478         138,825         319,580         231,485
                                              ------------    ------------    ------------    ------------
                                                 4,596,472       4,189,215       9,271,466       8,187,063
                                              ------------    ------------    ------------    ------------

Income from operations                           1,404,337       1,459,888       3,387,776       2,827,043
                                              ------------    ------------    ------------    ------------

Other income (expense):
  Amortization                                    (233,878)       (282,955)       (467,756)       (549,510)
  Investment income                                  7,047         107,511          13,658         189,906
                                              ------------    ------------    ------------    ------------
                                                  (226,831)       (175,444)       (454,098)       (359,604)
                                              ------------    ------------    ------------    ------------

Income before provision for income taxes         1,177,506       1,284,444       2,933,678       2,467,439

Provision for income taxes                         588,242         679,701       1,400,432       1,348,776
                                              ------------    ------------    ------------    ------------

Net income                                    $    589,264    $    604,743    $  1,533,246    $  1,118,663
                                              ============    ============    ============    ============

Redeemable preferred stock dividend                349,191         426,461         908,586         807,885
                                              ------------    ------------    ------------    ------------
Net income available to common shareholders   $    240,073    $    178,282    $    624,660    $    310,778
                                              ============    ============    ============    ============

Basic earnings per common share               $        .08    $        .06    $        .20    $        .10
                                              ============    ============    ============    ============

Diluted earnings per common share             $        .06    $        .04    $        .16    $        .07
                                              ============    ============    ============    ============

                                       -4-
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2002 and 2001

                                                                   Class A
                                        Common Stock               Common Stock

                                Total
                               compre-
                               hensive                                                                          Retained
                               income          Shares     Amount    Shares    Amount   Paid in capital          earnings
                               ------          ------     ------    ------    ------   ---------------          --------
Balance, December 31, 2000                   2,998,936    $6,346    100,000   $1,000     $11,642,105           $2,543,680

Comprehensive income:
 Net income - Six Months
   ended June 30, 2001         $1,118,663                                                                       1,118,663
 Unrealized holding gain           29,014
                               ----------    ---------    ------    --------  -------    -----------
Comprehensive Income           $1,147,677
                               ----------

Redeemable preferred stock
 dividend                                                                                                        (807,885)

Balance, June 30, 2001                       2,998,936    $6,346    100,000   $1,000     $11,642,105           $2,854,458
                                             =========    ======    =======   ======     ===========           ==========

Balance, December 31, 2001                   2,998,936    $6,346    100,000   $1,000     $11,642,105           $3,207,736

Comprehensive income:
 Net income - Six Months       $1,533,246
   ended June 30, 2002            (67,514)                                                                      1,533,246
                               ----------
 Unrealized holding loss

Comprehensive income           $1,465,732
                               ==========

Redeemable preferred stock
 dividend                                                                                                       (908,586)
                                             ---------    ------    -------   ------     -----------           ---------
Balance, June 30, 2002                       2,998,936    $6,346    100,000   $1,000     $11,642,105          $3,832,396
                                             =========    ======    =======   ======     ===========           =========

                                              Treasury stock

                              Accumulated
                                 other
                              Comprehensive
                                income     Shares    Amount       Total
                                ------     ------    ------       -----
Balance, December 31, 2000     $114,496    174,000  $(727,219)  $13,580,408

Comprehensive income:
 Net income - Six Months
   ended June 30, 2001                                            1,118,663
 Unrealized holding gain         29,014
                                           -------  ---------
Comprehensive Income                                                 29,014

Redeemable preferred stock
 dividend                                                          (807,885)

Balance, June 30, 2001         $143,510    174,000  $(727,219)  $13,920,200
                               ========    =======  ==========  ===========

Balance, December 31, 2001     $150,660    174,000  $(727,219)  $14,280,628

Comprehensive income:
 Net income - Six Months
   ended June 30, 2002                                           1,533,246
 Unrealized holding loss        (67,514)                          (67,514)

Comprehensive income

Redeemable preferred stock
 dividend                                                          (908,586)
                                -------   --------  ---------   -----------
Balance, June 30, 2002          $83,146    174,000  $(727,219)  $14,837,774
                                =======   ========  =========   ===========

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months ended
                                                                                  June 30,
                                                                          ----------------------------
                                                                             2 0 0 2         2 0 0 1
                                                                          --------------    ----------
                                                                            (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income                                                                $ 1,533,246    $ 1,118,663
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                             261,313        249,594
       Amortization                                                             467,756        561,691
       Increase in cash surrender value - life insurance                         (1,317)
Changes in assets (increase) decrease:
       Accounts receivable                                                    2,196,544      1,697,715
       Due from factor                                                       (1,073,538)       199,964
       Inventory                                                             (1,284,132)    (2,444,586)
       Prepaid expenses and other current assets                               (272,983)      (220,792)
       Other assets                                                            (365,565)      (174,537)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                         (697,225)      (911,580)
       License deposits payable                                                 106,152         86,379
                                                                            -----------    -----------
                        Net cash provided by operating activities               870,251        162,511
                                                                            -----------    -----------

Cash flows from investing activities:
        Restricted cash                                                            --          950,000
       Acquisition of property and equipment                                   (193,476)      (218,994)
                                                                            -----------    -----------
                        Net cash provided (used) by investing activities:      (193,476)       731,006
                                                                            -----------    -----------

Cash flows from financing activities:
       Payment of preferred stock dividend                                   (1,702,164)          --
       Increase (repayment) of long term debt                                   122,945         64,947
       Increase in loan payable factor                                                       3,350,000
       Repayment of industrial bonds                                               --       (3,425,000)
                                                                            -----------    -----------
                        Net cash used by financing activities:               (1,579,219)       (10,053)
                                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents                           (902,444)       883,464
Cash and cash equivalents, beginning of period                                3,100,026      5,452,301
                                                                            -----------    -----------

Cash and cash equivalents, end of period                                    $ 2,197,582    $ 6,335,765
                                                                            ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period
  for:
    Interest                                                                $   289,580    $   175,711
    Income taxes                                                              1,292,660      1,964,522

                                      - 6 -
                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

1.      The Company and basis of presentation:

        The consolidated  financial  statements  presented herein as of June 30,
        2002 and for the six months  ended June 30, 2002 and 2001 are  unaudited and, in the opinion of management,  include all adjustments  (consisting
        only  of  normal  and  recurring   adjustments)  necessary  for  a  fair
        presentation  of  financial  position  and results of  operations.  Such financial  statements do not include all of the information and footnote disclosures  normally included in audited financial  statements prepared
        in  accordance  with  generally  accepted  accounting  principles.   The
        accompanying  unaudited  consolidated  financial  statements  have  been prepared in accordance  with the  instructions to Form 10-Q. The results of  operations  for the three month and six month  period ended June 30,
        2002 are not necessarily  indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

2.      Earnings per share:

        Basic  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share  amounts are based on an  increased  number of shares that would be  outstanding  assuming  the  exercise  of  dilutive  stock options and contingent  consideration  pursuant to the merger  agreement dated  October 24, 2000.  For purposes of the diluted  computation,  the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's  stock on
        June 30, 2002 and 2001.

        The  number of shares  used in the  computation  of basic  earnings  per common  share was  3,098,936  at June 30,  2002 and 2001.  The number of shares used in the computation of diluted  earnings per common share was
        4,027,215 and 4,621,139 at June 30, 2002 and 2001, respectively.

3.      Inventories:

        Inventories  are stated at the lower of cost  (determined on a first-in, first-out basis) or market.

                                           June 30, 2002      December 31, 2001
                                           -------------      -----------------

        Raw materials                      $  3,431,163         $  3,154,346
        Work-in-process                       1,227,266            1,394,288
        Finished goods                        9,287,237            8,112,900
                                           -------------        ------------
                                           $ 13,945,666         $ 12,661,534
                                           =============        ============

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

Results of Operations

Quarter ended June 30, 2002 compared to quarter ended June 30, 2001

        Net sales  increased to $14,725,911  for the three months ended June 30,
2002 from  $12,346,009  for the three months ended June 30, 2001, an increase of
$2,379,902 or 19.3%. This increase in sales was principally  attributable to the additional sales of Apparel Products due to increased market penetration.

        Gross profit increased to $4,581,859 for the three months ended June 30,
2002 from  $4,434,648  for the three months ended June 30, 2001,  an increase of
$147,211 or 3.3%.  Gross profit  decreased as a percentage of net sales to 31.1%
from 35.9%.  This  decrease as a percentage  of net sales was primarily due to a change in the  Company's  sales mix  compared to the three months ended June 30,
2001.

        Net license revenues were $1,418,950 for the three months ended June 30,
2002 from  $1,214,455  for the three months ended June 30, 2001,  an increase of
$204,495 or 16.8%.  The increase in license  revenues was  primarily  due to new license agreements and increased revenues on existing licenses.

        Selling and  shipping  expenses  increased to  $3,079,581  for the three months ended June 30, 2002 from  $2,795,171  for the three months ended June 30,
2001,  an  increase of $284,410  or 10.2%.  Selling and  shipping  expenses as a percentage  of net sales  decreased  to 20.9% from  22.6%.  This  decrease  as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and  administrative  expenses  increased to  $1,348,413  for the three months ended June 30, 2002 from $1,255,219 for the three months ended June

30, 2001, an increase of $93,194,  or 7.4%. General and administrative  expenses as a percentage  of net sales  decreased to 9.2% from 10.2%.  This decrease as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed nature of general and administrative expenses.

        Interest  expense  increased to $168,478 for the three months ended June
30, 2002 from  $138,825 for the three months ended June 30, 2001, an increase of
$29,653 or 21.4%.  The increase is attributable to the increase in the Company's net borrowings from its factor to finance growth.

        Operating income decreased to $1,404,337 for the three months ended June
30, 2002 from $1,459,888 for the three months ended June 30, 2001, a decrease of
$55,551, or 3.8% for the reasons stated in the preceding  paragraphs.  Operating income as a percentage of net sales was 9.5% for the three months ended June 30,
2002 as  compared  to 11.8% for the  three  months  ended  June 30,  2001.  This decrease was  primarily  due to lower gross  margins  received for the Company's products.

        Amortization  expense  decreased  to $233,878 for the three months ended
June 30, 2002 from $282,955 for the three months ended June 30, 2001, a decrease of $49,077, or 17.3%. This decrease is attributable to new standards established by the Financial Accounting Standards Board which eliminates the amortization of goodwill.  Goodwill amortization was $34,955 for the three months ended June 30,
2001.

        The Company  earned  $7,047 of  investment  income for the three  months ended June 30, 2002 as compared to $107,511  for the three months ended June 30,
2001, a decrease of $100,464,  or 93.5%.  This decrease is  attributable to cash used to redeem the Preferred Stock and pay the participating dividend.

        The Company  incurred a tax  provision  of $588,242 for the three months ended June 30, 2002 as compared to $679,701  for the three months ended June 30,
2001, a decrease of $91,459.

        The Company had net income of $589,264  for the three  months ended June
30, 2002 as compared to $604,743  for the three  months  ended June 30,  2001, a decrease of $15,479, or 2.6% for the reasons stated in the preceding paragraphs.

        As a result of the Merger, the Company was required to pay, in the first year,  a  dividend  equal to the  product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced in  proportion to the redeemed  Preferred  Stock.  The dividend  payable for the three  months  ended June 30, 2002 is  $349,191 as compared to $426,461  for the three  months ended June 30,  2001,  a decrease of $77,270,  or 18.1%.  The 2002 dividend  will be  equal  to  59.3%  of net  after  tax  profits  plus  goodwill amortization, if applicable.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

            Net sales increased to $30,460,507 for the six months ended June 30,
2002 from  $24,560,215  for the six months ended June 30,  2001,  an increase of
$5,900,292 or 24.0%. This increase in sales was principally  attributable to the additional sales of Sports Products and Apparel Products due to increased market penetration.

        Gross profit  increased to $9,855,625  for the six months ended June 30,
2002 from  $8,610,923  for the six months  ended June 30,  2001,  an increase of
$1,244,702  or 14.5%.  Gross profit  decreased  as a percentage  of net sales to
32.4% from 35.1%.  This  decrease as a percentage of net sales was primarily due to a change in the Company's sales mix compared to the six months ended June 30,
2001.

        Net license  revenues were  $2,803,617 for the six months ended June 30,
2002 from  $2,403,183  for the six months  ended June 30,  2001,  an increase of
$400,434 or 16.7%.  The increase in license  revenues was  primarily  due to new license agreements and increased revenues on existing licenses.

        Selling and shipping expenses increased to $5,882,041 for the six months ended June 30, 2002 from  $5,299,687  for the six months ended June 30, 2001, an increase of $582,354 or 11.0%.  Selling and shipping expenses as a percentage of net sales  decreased to 19.3% from 21.6%.  This  decrease as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and administrative  expenses increased to $3,069,845 for the six months  ended June 30, 2002 from  $2,655,891  for the six months  ended June 30,
2001, an increase of $413,954, or 15.6%. General and administrative  expenses as a  percentage  of net sales  decreased to 10.1% from 10.8%.  This  decrease as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed nature of general and administrative expenses.

        Interest expense increased to $319,580 for the six months ended June 30,
2002 from  $231,485  for the six months  ended June 30,  2001,  an  increase  of
$88,095 or 38.1%.  The increase is attributable to the increase in the Company's net borrowings from its factor to finance growth.

        Operating  income  increased to $3,387,776 for the six months ended June
30, 2002 from  $2,827,043 for the six months ended June 30, 2001, an increase of
$560,733, or 19.8% for the reasons stated in the preceding paragraphs. Operating income as a percentage  of net sales was 11.1% for the six months ended June 30,
2002 as compared to 11.5% for the six months ended June 30, 2001.  This decrease was primarily due to lower gross margins received for the Company's products.

        Amortization expense decreased to $467,756 for the six months ended June
30, 2002 from  $549,510  for the six months  ended June 30,  2001, a decrease of
$81,754, or 14.9%. This decrease is attributable to new standards established by the Financial  Accounting  Standards Board which  eliminates the amortization of goodwill.  Goodwill  amortization  was $93,177 for the six months ended June 30,
2001.

        The Company earned $13,658 of investment income for the six months ended
June 30, 2002 as compared to $189,906  for the six months ended June 30, 2001, a decrease of $176,248,  or 92.8%.  This decrease is  attributable to cash used to redeem the Preferred Stock and pay the participating dividend.

        The Company  incurred a tax provision of  $1,400,432  for the six months ended June 30, 2002 as compared to $1,348,776  for the six months ended June 30,
2001, an increase of $51,656.

        The Company had net income of  $1,533,246  for the six months ended June
30, 2002 as compared to  $1,118,663  for the six months ended June 30, 2001,  an increase  of  $414,583,  or  37.1%  for  the  reasons  stated  in the  preceding paragraphs.

        As a result of the Merger, the Company was required to pay, in the first year,  a  dividend  equal to the  product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed  portion of the Preferred  Stock. The dividend payable for the six months ended June 30, 2002 is $908,586. The 2002 dividend is payable on March 15, 2003.

Liquidity and Capital Resources

        Net cash provided by operating  activities for the six months ended June
30, 2002 was  $870,251  compared to $162,511  for the six months  ended June 30,
2001. This increase was primarily  attributable to a decrease in receivables and an increase in net income.  Net cash used for investing  activities  for the six months  ended June 30, 2002 was $193,476  compared to $731,006  provided for the six months  ended June 30,  2001.  This  decrease  was  primarily  the result of

$950,000 of cash  released from  restriction  upon  repayment of the  industrial revenue bond during the six months ended June 30, 2001.

        Net cash used for financing activities for the six months ended June 30,
2002 was $1,579,219  compared to $10,053 for the six months ended June 30, 2001, an increase of  $1,569,166.  This  increase was  primarily  attributable  to the payment of the dividend on the Preferred Stock.

        During the six months ended June 30, 2002,  the  Company's  primary need for funds was to  finance  working  capital  for the  growth in net sales of the
Company's  Apparel Products and Sports Products and the payment of the Preferred
Stock dividend.  The Company has relied primarily upon cash and cash equivalents on  hand,  cash  flow  from  operations  and  advances  drawn  against  factored receivables to finance its operations and expansion.  At June 30, 2002, cash and cash  equivalents  were  $2,197,582  compared to  $6,335,765 at June 30, 2001, a decrease of $4,138,183;  working capital was $15,454,660 compared to $18,110,237 at June 30,  2001 a decrease  of  $2,655,577.  These  decreases  were  primarily attributable  to cash paid for the mandatory  redemption of the Preferred  Stock and the payment of the dividend on the Preferred Stock.

        The  balance  due from the  factor  represents  the  amount  owed to the
Company for factored receivables less the amount of outstanding advances made by the factor to the Company.  At June 30, 2002,  due from factor was $3,743,386 as compared  to  $3,452,389  at June 30,  2001.  This  increase is the result of an increase in sales assigned to the factor. The Company's  inventory  increased to
$13,945,666  at June 30, 2002 as compared to $11,160,520 at June 30, 2001 due to an increase in booked and anticipated orders.

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

        Management anticipates it will maintain sufficient cash, cash equivalent balances,  short term  investments  and a net surplus  position with the factor, although no assurance  to that effect can be given.  Positive  cash flow,  if it occurs,  will create working capital to fund the Company's continued growth over the next 12 months, the mandatory redemption requirements of the Preferred Stock due on December 31, 2002 and the Preferred Stock dividend due on March 15, 2003.
If a positive cash flow does not occur,  there will be a decrease in cash,  cash equivalent  balances and short term  investments  or borrowings  with the factor and/or other lenders will increase.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

        On June 14, 2002, the Company held its annual  meeting of  stockholders, whereby the stockholders elected directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending  December  31,  2002.  The votes on such  matters were as follows:

1. Election of directors:
                                             For                Withheld
                                             ---                --------
        George Horowitz                   3,154,140              8,895

        Rita Cinque Kriss                 3,158,290              4,745

        James Anderson                    3,158,390              4,645

        Edward Epstein                    3,158,290              4,745

        Larry Kring                       3,157,240              5,795

2.  Ratification  of  appointment  of  auditors:  To ratify the  appointment  of
Berenson & Company,  LLP as the  Company's  auditors  for the fiscal year ending
December 31, 2002.

                            For            Against           Abstain
                        ------------       -------           --------
                        3,149,820           5,315             7,900

        Messrs.  Ben Nadorf and Wayne Nadorf are  continuing  directors  and who were separately  elected by the holders of the Preferred  Stock.  Their terms as directors  expire  concurrent with the terms of other directors  elected at this annual meeting.

   Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

               99.1     Statement under oath of Chief Executive
                        Officer dated August 13, 2002 filed herewith

               99.2     Statement under oath of Chief Financial
                        Officer dated August 13, 2002 filed herewith

        (b) Reports on Form 8-K

                None

In accordance with the requirements of the Securities  Exchange Act of 1934, the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                        EVERLAST WORLDWIDE INC.

Date: August 13, 2002                   By:/s/ George Q Horowitz
     ----------------                      --------------------------
                                           Name: George Q Horowitz
                                           Title:Chief Executive Officer,
                                                 President, and Treasurer

                                        By:/s/ Matthew F. Mark
                                           ------------------------------------
                                        Name:  Matthew F. Mark
                                        Title: Chief Financial Officer,
                                               Chief Accounting Officer,
                                               And Vice President Finance

