Form 10-Q
period 2002-09-30
EVERLAST WORLDWIDE INC
filed 2002-11-13
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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

                                    Yes  /X/          No / /

            The number of common  equity  shares  outstanding  as of November 8,
2002 was 2,998,936  shares of Common Stock,  $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

                                    Form 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                         3

         Consolidated Statements of Income                                   4

         Consolidated Statements of Changes in Stockholders' Equity          5

         Consolidated Statements of Cash Flows                               6

         Notes to Consolidated Financial Statements                        7-8

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                       9-12

Item 4.  Controls and Procedures                                             12

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                   14

Section 302  Certification of Principal Executive Officer                    15

Section 302  Certification of Principal Financial Officer                    16

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,    December  31,
                                                                                    2 0 0 2         2 0 0 1
                                                                                    -------         -------
                                                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                      $  2,063,951    $  3,100,026
  Marketable equity securities                                                        307,320         457,308
  Accounts receivable - net                                                         6,589,618       6,447,168
  Due from factor                                                                   2,272,120       2,669,848
  Inventories                                                                      14,058,923      12,661,534
  Prepaid expenses and other current assets                                         1,123,242         730,882
                                                                                 ------------    ------------
                Total current assets                                               26,415,174      26,066,766

  Property and equipment, net                                                       6,221,504       6,318,284

  Goodwill                                                                          6,718,492       6,718,492
  Intangible assets                                                                25,629,861      26,314,365
  Other assets                                                                      1,408,599       1,204,715
                                                                                 ------------    ------------

                                                                                 $ 66,393,630    $ 66,622,622
                                                                                 ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  3,585,519    $  4,728,613
  Current maturities of long term debt                                                132,321          79,719
  Note payable                                                                      1,000,000       3,350,000
  Accrued expenses and other current liabilities                                    1,776,578       1,652,267
  Preferred stock dividend payable                                                  1,449,062       1,702,164
                                                                                 ------------    ------------

                Total current liabilities                                           7,943,480      11,512,763

  License deposits payable                                                            794,875         688,723
  Long term debt, net of current maturities                                         2,528,394         140,508
                                                                                 ------------    ------------
                Total liabilities                                                  11,266,749      12,341,994
                                                                                 ------------    ------------

Series A redeemable participating preferred stock                                  40,000,000      40,000,000
                                                                                 ------------    ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,172,936 issued, 2,998,936 outstanding                                6,346           6,346
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000           1,000
  Paid-in capital                                                                  11,642,105      11,642,105
  Retained earnings                                                                 4,203,976       3,207,736
  Accumulated other comprehensive income                                                  673         150,660
                                                                                 ------------    ------------
                                                                                   15,854,100      15,007,847
  Less treasury stock, at cost (174,000 common shares)                               (727,219)       (727,219)
                                                                                 ------------    ------------
                                                                                   15,126,881      14,280,628
                                                                                 ------------    ------------

                                                                                 $ 66,393,630    $ 66,622,622
                                                                                 ============    ============

                                      - 3 -
                 See accompanying notes to financial statements

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended              Nine months ended
                                                      September 30,                   September 30,
                                                      -------------                   -------------

                                                 2 0 0 2        2 0 0 1          2 0 0 2        2 0 0 1
                                                 -------        -------          -------        -------
                                               (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)

Net sales                                     $ 16,905,001    $ 14,264,997    $ 47,365,508    $ 38,825,212

Cost of goods sold                              11,580,971       9,398,676      32,185,853      25,347,968
                                              ------------    ------------    ------------    ------------
Gross profit                                     5,324,030       4,866,321      15,179,655      13,477,244

Net license revenues                             1,387,712       1,366,881       4,191,329       3,770,064
                                              ------------    ------------    ------------    ------------
                                                 6,711,742       6,233,202      19,370,984      17,247,308
                                              ------------    ------------    ------------    ------------
Operating expenses:
  Selling and shipping                           3,373,159       2,518,537       9,255,200       7,818,224
  General and administrative                     1,378,543       1,354,726       4,448,388       4,010,617
  Interest expense                                 203,542         153,263         523,122         384,748
                                              ------------    ------------    ------------    ------------
                                                 4,955,244       4,026,526      14,226,710      12,213,589
                                              ------------    ------------    ------------    ------------

Income from operations                           1,756,498       2,206,676       5,144,274       5,033,719
                                              ------------    ------------    ------------    ------------

Other income (expense):
  Amortization                                    (233,878)       (265,032)       (701,634)       (814,542)
  Investment income                                 23,217          19,175          36,875         209,081
                                              ------------    ------------    ------------    ------------
                                                  (210,661)       (245,857)       (664,759)       (605,461)
                                              ------------    ------------    ------------    ------------

Income before provision for income taxes         1,545,837       1,960,819       4,479,515       4,428,258

Provision for income taxes                         633,780         832,677       2,034,213       2,181,453
                                              ------------    ------------    ------------    ------------

Net income                                    $    912,057    $  1,128,142    $  2,445,302    $  2,246,805
                                              ============    ============    ============    ============

Redeemable preferred stock dividend                540,477         776,693       1,449,062       1,584,548
                                              ------------    ------------    ------------    ------------
Net income available to common shareholders   $    371,580    $    351,449    $    996,240    $    662,257
                                              ============    ============    ============    ============

Basic earnings per common share               $        .12    $        .11    $        .32    $        .21
                                              ============    ============    ============    ============

Diluted earnings per common share             $        .06    $        .06    $        .17    $        .12
                                              ============    ============    ============    ============

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

                                                               Class A
                                           Common Stock      Common Stock
                                           ------------      ------------

                              Total
                             compre-
                             hensive                                                           Retained
                             income      Shares    Amount   Shares   Amount   Paid in capital  earnings
                             ------      ------    ------   ------   ------   ---------------  --------
Balance, December 31, 2000              2,998,936  $6,346   100,000  $1,000     $11,642,105   $2,543,680

Comprehensive income:
  Net income - Nine months
     ended September 30, 2001 $2,246,805 --------   ------   -------  ------     ------------  2,246,805
  Unrealized holding gain         20,564
                             ----------
Comprehensive Income         $2,267,369
                             ----------

Redeemable preferred stock
  dividend                                                                                   (1,584,549)

Balance, September 30, 2001             2,998,936  $6,346   100,000  $1,000     $11,642,105  $3,205,936
                                        =========  ======   =======  ======    ============  ==========

Balance, December 31, 2001              2,998,936  $6,346   100,000  $1,000     $11,642,105  $3,207,736

Comprehensive income:
  Net income - Nine months
     ended September 30, 2002 $2,445,302                                                       2,445,302
  Unrealized holding loss       (149,987)

Comprehensive income        $2,295,314
                            ==========

Redeemable preferred stock
  dividend                                                                                  (1,449,062)
                                        ---------  ------   -------  ------     ----------- ----------
Balance, September 30, 2002             2,998,936  $6,346   100,000  $1,000     $11,642,105 $4,203,976
                                        =========  ======   =======  ======     =========== ============

                                            Treasury stock
                                Accumulated
                                  other
                               comprehensive
                                   income    Shares   Amount      Total
                                   ------    ------   ------      -----
Balance, December 31, 2000        $114,496  174,000  $(727,219) $13,580,408

Comprehensive income:
  Net income - Nine months
     ended September 30, 2001                                     2,246,805
  Unrealized holding gain         --------  -------  ---------       20,564
Comprehensive Income                20,564

Redeemable preferred stock
  dividend                                                       (1,584,549)

Balance, September 30, 2001       $135,060  174,000  $(727,219) $14,263,228
                                  ========  =======  ========== ===========

Balance, December 31, 2001        $150,660  174,000  $(727,219) $ 14,280,628

Comprehensive income:
  Net income - Nine months
     ended September 30, 2002                                      2,445,302
  Unrealized holding loss         (149,987)                         (149,987)

Comprehensive income

Redeemable preferred stock
  dividend                                                       (1,449,062)
                                  --------  -------  ---------  -----------
Balance, September 30, 2002           $673  174,000  $(727,219) $15,126,881
                                  ========  =======  ========== ===========

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine months ended
                                                                                  September 30,

                                                                            2 0 0 2         2 0 0 1
                                                                            -------         -------
                                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income                                                              $ 2,445,301    $ 2,246,805
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                           391,630        376,509
       Amortization                                                           701,633        875,533
       Increase in cash surrender value - life insurance                       (1,317)
Changes in assets (increase) decrease:
       Accounts receivable                                                   (142,450)        (2,594)
       Due from factor                                                        397,728        354,162
       Inventory                                                           (1,397,389)    (3,679,310)
       Prepaid expenses and other current assets                             (392,360)      (639,439)
       Other assets                                                          (219,692)      (216,020)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                     (1,018,785)          (361)
       License deposits payable                                               106,152         84,761
                                                                          -----------    -----------
                 Net cash provided (used) by operating activities             870,452       (599,954)
                                                                          -----------    -----------

Cash flows from investing activities:
        Restricted cash                                                          --          950,000
       Acquisition of property and equipment                                 (128,802)      (203,681)
                                                                          -----------    -----------
                 Net cash provided (used) by investing activities:           (128,802)       746,319
                                                                          -----------    -----------

Cash flows from financing activities:
       Payment of preferred stock dividend                                 (1,702,164)          --
       Repayment of long term debt                                            (75,561)        (3,000)
       Increase in loan payable factor                                                     3,350,000
       Repayment of industrial bonds                                             --       (3,425,000)
                                                                          -----------    -----------
                 Net cash used by financing activities:                    (1,777,725)       (78,000)
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                       (1,036,075)        68,365
Cash and cash equivalents, beginning of period                              3,100,026      5,452,301
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $ 2,063,951    $ 5,520,666
                                                                          ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                              $   483,384    $   384,748
    Income taxes                                                            1,400,176      1,974,589

Supplemental disclosure of non-cash investing and financing activities:
  Acquisition of property and equipment financed by capital lease         $   166,048    $   121,898

                                      - 6 -
                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

1.      The Company and basis of presentation:

        The consolidated  financial  statements presented herein as of September
        30, 2002 and for the nine months ended  September  30, 2002 and 2001 are unaudited  and, in the opinion of  management,  include all  adjustments
        (consisting  only of normal and recurring  adjustments)  necessary for a fair presentation of financial position and results of operations.  Such financial  statements do not include all of the information and footnote disclosures  normally included in audited financial  statements prepared
        in  accordance  with  generally  accepted  accounting  principles.   The
        accompanying  unaudited  consolidated  financial  statements  have  been prepared in accordance  with the  instructions to Form 10-Q. The results of operations for the three month and nine month period ended  September
        30,  2002 are not  necessarily  indicative  of the  results  that may be expected for any other interim  period or the full year ending  December
        31, 2002.

2.      Earnings per share:

        Basic  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share  amounts are based on an  increased  number of shares that would be  outstanding  assuming  the  exercise  of  dilutive  stock options and contingent  consideration  pursuant to the merger  agreement dated  October 24, 2000.  For purposes of the diluted  computation,  the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's  stock on
        September 30, 2002 and 2001.

        The  number of shares  used in the  computation  of basic  earnings  per common share was 3,098,936 at September 30, 2002 and 2001. The number of shares used in the computation of diluted  earnings per common share was
        5,766,867 and 5,762,435 at September 30, 2002 and 2001, respectively.

3.      Inventories:

        Inventories  are stated at the lower of cost  (determined on a first-in, first-out basis) or market.

                                          September 30, 2002       December 31, 2001
                                          ------------------       -----------------

        Raw materials                        $ 3,877,690              $ 3,154,346
        Work-in-process                        1,337,718                1,394,288
        Finished goods                         8,843,515                8,112,900
                                             -----------              -----------
                                             $14,058,923              $12,661,534
                                             ===========              ===========

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

        Net sales  increased to $16,905,001 for the three months ended September
30, 2002 from  $14,264,997  for the three months ended  September  30, 2001,  an increase  of  $2,640,004  or  18.5%.  This  increase  in sales  was  principally attributable to the additional sales of Apparel Products and Sports Products due to increased market penetration.

        Gross  profit  increased  to  $5,324,030  for  the  three  months  ended
September  30, 2002 from  $4,866,321  for the three months ended  September  30,
2001, an increase of $457,709 or 9.4%. Gross profit decreased as a percentage of net sales to 31.5% from 34.1%.  This  decrease as a percentage  of net sales was primarily  due to a change  in the  Company's  sales mix  compared  to the three months ended September 30, 2001.

        Net  license  revenues  were  $1,387,712  for  the  three  months  ended
September  30, 2002 from  $1,366,881  for the three months ended  September  30,
2001,  an increase of $20,831 or 1.5%.  The  increase  in license  revenues  was primarily  due to new  license  agreements  and  increased  revenues on existing licenses.

        Selling and  shipping  expenses  increased to  $3,373,159  for the three months  ended  September  30, 2002 from  $2,518,537  for the three  months ended
September  30,  2001,  an increase of  $854,622 or 33.9%.  Selling and  shipping expenses  as a  percentage  of net sales  increased  to 20.0% from  17.7%.  This increase as a percentage of net sales was primarily attributable to the increase in selling  commissions,  advertising and promotional expenses to increase brand awareness, for the three months ended September 30, 2002.

        General and  administrative  expenses  increased to  $1,378,543  for the three months ended September 30, 2002 from $1,354,726 for the three months ended
September 30, 2001, an increase of $23,817,  or 1.8%. General and administrative expenses as a percentage of net sales decreased to 8.2% from 9.5%. This decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed nature of general and administrative expenses.

        Interest  expense  increased  to  $203,542  for the three  months  ended
September 30, 2002 from $153,263 for the three months ended  September 30, 2001, an increase of $50,279 or 32.8%. The increase is attributable to the increase in the Company's net borrowings from its factor to finance growth.

        Operating  income  decreased  to  $1,756,498  for the three months ended
September  30, 2002 from  $2,206,676  for the three months ended  September  30,
2001, a decrease of $450,178,  or 20.4% for the reasons  stated in the preceding paragraphs.  Operating  income  as a  percentage  of net sales was 10.4% for the three months ended  September 30, 2002 as compared to 15.5% for the three months ended September 30, 2001. This decrease was primarily due to lower gross margins received  for the  Company's  products  and an increase in selling and  shipping expense.

        Amortization  expense  decreased  to $233,878 for the three months ended
September 30, 2002 from $265,032 for the three months ended  September 30, 2001, a decrease of $31,154,  or 11.8%. This decrease is attributable to new standards established by the Financial  Accounting  Standards  Board which  eliminates the amortization of goodwill. Goodwill amortization was $43,347 for the three months ended September 30, 2001.

        The Company  earned  $23,217 of  investment  income for the three months ended  September  30, 2002 as compared  to $19,175  for the three  months  ended
September 30, 2001, an increase of $4,042, or 21.1%.

        The Company  incurred a tax  provision  of $633,780 for the three months ended  September  30, 2002 as compared to $832,677  for the three  months  ended
September 30, 2001, a decrease of $198,897.

        The  Company  had net  income of  $912,057  for the three  months  ended
September  30,  2002 as  compared  to  $1,128,142  for the  three  months  ended
September 30, 2001, a decrease of $216,085,  or 19.2% for the reasons  stated in the preceding paragraphs.

        As a result of the Merger, the Company was required to pay, in the first year,  a  dividend  equal to the  product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced in  proportion to the redeemed  Preferred  Stock.  The dividend  payable for the three  months ended  September  30, 2002 is $540,477 as compared to $776,693 for the three months ended September 30, 2001, a decrease of $236,216, or 30.4%. The
2002  dividend  will be equal to 59.3% of net after tax  profits  plus  goodwill amortization, if applicable.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2001

            Net  sales  increased  to  $47,365,508  for the  nine  months  ended
September  30, 2002 from  $38,825,212  for the nine months ended  September  30,
2001, an increase of $8,540,296 or 22.0%. This increase in sales was principally attributable to the additional sales of Sports Products and Apparel Products due to increased market penetration.

        Gross  profit  increased  to  $15,179,655  for  the  nine  months  ended
September  30, 2002 from  $13,477,244  for the nine months ended  September  30,
2001, an increase of $1,702,411 or 12.6%. Gross profit decreased as a percentage of net sales to 32.0% from 34.7%. This decrease as a percentage of net sales was primarily due to a change in the Company's sales mix compared to the nine months ended September 30, 2001.

        Net license revenues were $4,191,329 for the nine months ended September
30, 2002 from  $3,770,064  for the nine months  ended  September  30,  2001,  an increase of $421,265 or 11.2%.  The increase in license  revenues was  primarily due to new license agreements and increased revenues on existing licenses.

        Selling and  shipping  expenses  increased  to  $9,255,200  for the nine months  ended  September  30, 2002 from  $7,818,224  for the nine  months  ended
September 30, 2001,  an increase of  $1,436,976  or 18.4%.  Selling and shipping expenses  as a  percentage  of net sales  decreased  to 19.5% from  20.1%.  This decrease as a percentage of net sales was primarily attributable to the increase in sales as it relates to the fixed portion of selling and shipping expenses.

        General and administrative expenses increased to $4,448,388 for the nine months  ended  September  30, 2002 from  $4,010,617  for the nine  months  ended
September   30,  2001,   an  increase  of  $437,771,   or  10.9%.   General  and
administrative  expenses as a  percentage  of net sales  decreased  to 9.4% from
10.3%. This decrease as a percentage of net sales was primarily  attributable to the  increase  in sales  as it  relates  to the  fixed  nature  of  general  and administrative expenses.

        Interest  expense  increased  to  $523,122  for the  nine  months  ended
September 30, 2002 from  $384,748 for the nine months ended  September 30, 2001, an increase of $138,374 or 36.0%.  The increase is  attributable to the increase in the Company's net borrowings from its factor to finance growth.

        Operating  income  increased  to  $5,144,274  for the nine months  ended
September 30, 2002 from $5,033,719 for the nine months ended September 30, 2001, an  increase  of  $110,555,  or 2.2% for the  reasons  stated  in the  preceding paragraphs. Operating income as a percentage of net sales was 10.9% for the nine months ended  September  30, 2002 as compared to 13.0% for the nine months ended
September  30, 2001.  This  decrease was  primarily  due to lower gross  margins received for the Company's products.

        Amortization  expense  decreased  to $701,634  for the nine months ended
September 30, 2002 from $814,542 for the nine months ended September 30, 2001, a decrease of $112,908,  or 13.9%.  This decrease is attributable to new standards established by the Financial  Accounting  Standards  Board which  eliminates the amortization of goodwill. Goodwill amortization was $130,042 for the nine months ended September 30, 2001.

        The  Company  earned  $36,875 of  investment  income for the nine months ended  September  30, 2002 as compared  to  $209,081  for the nine months  ended
September  30,  2001,  a  decrease  of  $172,206,  or 82.4%.  This  decrease  is
attributable   to  cash  used  to  redeem  the  Preferred   Stock  and  pay  the
participating dividend.

        The Company  incurred a tax provision of $2,034,213  for the nine months ended  September  30, 2002 as compared to  $2,181,453  for the nine months ended
September 30, 2001, a decrease of $147,240.

        The  Company  had net income of  $2,445,302  for the nine  months  ended
September 30, 2002 as compared to $2,246,805 for the nine months ended September
30,  2001,  an  increase  of  $198,497,  or 8.8% for the  reasons  stated in the preceding paragraphs.

        As a result of the Merger, the Company was required to pay, in the first year,  a  dividend  equal to the  product of 2/3 of the sum of the net after tax profits plus goodwill amortization. In subsequent years, the dividend is reduced by the percentage of the redeemed  portion of the Preferred  Stock. The dividend payable for the nine months ended  September  30, 2002 is  $1,449,062.  The 2002 dividend is payable on March 15, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash  provided by  operating  activities  for the nine months  ended
September  30, 2002 was $870,452  compared to $599,954  used for the nine months ended September 30, 2001. This increase was primarily  attributable to a smaller increase in the level of inventory on hand compared to September 30, 2001 offset in part by lower accounts  payable.  Net cash used for investing  activities for the nine  months  ended  September  30, 2002 was  $128,802  compared to $746,319 provided  for the nine months  ended  September  30,  2001.  This  decrease  was primarily  the  result  of  $950,000  of cash  released  from  restriction  upon repayment of the industrial  revenue bond during the nine months ended September
30, 2001.

        Net cash  used  for  financing  activities  for the  nine  months  ended
September 30, 2002 was $1,777,725  compared to $78,000 for the nine months ended
September  30, 2001,  an increase of  $1,699,725.  This  increase was  primarily attributable to the payment of the dividend on the Preferred Stock.

        During the nine months ended  September 30, 2002, the Company's  primary need for funds was to finance working capital for the growth in net sales of the
Company's  Apparel Products and Sports Products and the payment of the Preferred
Stock dividend.  The Company has relied primarily upon cash and cash equivalents on  hand,  cash  flow  from  operations  and  advances  drawn  against  factored receivables to finance its operations and expansion. At September 30, 2002, cash and cash  equivalents  were  $2,063,951  compared to $5,520,666 at September 30,
2001, a decrease of  $3,456,715;  working  capital was  $18,471,696  compared to
$18,760,306 at September 30, 2001 a decrease of $288,610.  These  decreases were primarily  attributable  to  cash  paid  for  the  mandatory  redemption  of the
Preferred Stock and the payment of the dividend on the Preferred Stock.

        The  balance  due from the  factor  represents  the  amount  owed to the
Company for factored receivables less the amount of outstanding advances made by the factor to the Company. At September 30, 2002, due from factor was $2,272,120 as compared to $3,298,191 at September 30, 2001.  This decrease  represents cash used to pay the dividend,  net of cash generated from operations.  The Company's inventory  increased  to  $14,058,923  at  September  30,  2002 as  compared  to
$12,395,244  at September 30, 2001 due to an increase in booked and  anticipated orders.

        As a result of the Merger the  Company  assumed  an  obligation  to make mandatory principal and interest payments to holders of industrial revenue bonds issued to finance the 1996 construction of the Company's  manufacturing facility in Moberly,  Missouri.  The industrial revenue bonds were secured by a letter of credit that  expired on April 30, 2001.  On April 16, 2001 the Company  redeemed the industrial  revenue bonds in the amount of  $3,350,000.  To redeem the bonds the  Company  borrowed  $3,350,000  from the  factor,  secured by the  Company's
Apparel  Products  inventory.  On October 4, 2002 the  Company  refinanced  this obligation  with a  finance  company,  secured  by a  mortgage  on  the  Moberly facility.  The mortgage obligation is further collateralized by a standby letter of credit issued by the factor in the amount of $1,000,000. The letter of credit is secured by restricted cash deposited with the factor.

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

Item 4.    CONTROLS AND PROCEDURES

Based on their  evaluation,  as of a date  within 90 days of the  filing of this
Form 10-Q, the Company's  Chief Executive  Officer and Chief  Financial  Officer
have concluded the Company's  disclosure  controls and procedures (as defined in
Rules  13a-14  and  15d-14  under  the  Securities  Exchange  Act of  1934)  are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               99.1     Statement under oath of Chief Executive
                        Officer dated November 12, 2002 filed herewith

               99.2     Statement under oath of Chief Financial
                        Officer dated November 12, 2002 filed herewith

        (b) Reports on Form 8-K

                None

 Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this  report to be  signed  on its  behalf  by the  undersigned  thereunto  duly authorized.

                                  EVERLAST WORLDWIDE INC.

Date: November 13, 2002                By:/s/ George Q Horowitz
     ------------------                   --------------------------
                                          Name:  George Q Horowitz
                                          Title: Chief Executive Officer,
                                                 President, and Treasurer

                                       By:/s/ Matthew F. Mark
                                          ------------------------------------
                                          Name:  Matthew F. Mark
                                          Title: Chief Financial Officer,
                                                 Chief Accounting Officer,
                                                 And Vice President Finance

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, George Q Horowitz, certify that:

      1.    I have  reviewed  this  quarterly  report on Form  10-Q of  Everlast
            Worldwide Inc.;

      2.    Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this quarterly report;

      3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the  registrant as of, and for, the periods  presented in this quarterly report;

      4.    The registrant's other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:

            a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those  entities,  particularly  during the period in which this quarterly report is being prepared;

            b)   evaluated  the  effectiveness  of the  registrant's  disclosure controls  and  procedures  as of a date within 90 days prior to the  filing  date of this  quarterly  report  (the  "Evaluation
                 Date"); and

            c)   presented in this quarterly  report our  conclusions  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

      5.    The  registrant's  other  certifying  officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board of  directors  (or persons performing the equivalent function):

            a)   all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weaknesses in internal controls; and

            b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6.    The registrant's  other certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal  controls or in other  factors that could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date: November 12, 2002                By:/s/ George Q Horowitz
                                          --------------------------
                                          George Q Horowitz
                                          Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Matthew F. Mark, certify that:

      1.    I have  reviewed  this  quarterly  report on Form  10-Q of  Everlast
            Worldwide Inc.;

      2.    Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this quarterly report;

      3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the  registrant as of, and for, the periods  presented in this quarterly report;

      4.    The registrant's  other certifying officer and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:

            a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those  entities,  particularly  during the period in which this quarterly report is being prepared;

            b)   evaluated  the  effectiveness  of the  registrant's  disclosure controls  and  procedures  as of a date within 90 days prior to the  filing  date of this  quarterly  report  (the  "Evaluation
                 Date"); and

            c)   presented in this quarterly  report our  conclusions  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

      5.    The  registrant's  other  certifying  officer and I have  disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board of  directors  (or persons performing the equivalent function):

            a)   all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weaknesses in internal controls; and

            b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6.    The registrant's  other  certifying  officer and I have indicated in this quarterly report whether or not there were significant  changes in internal  controls or in other  factors that could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date: November 12, 2002                   By: /s/ Matthew F. Mark
                                              ------------------------------------
                                              Name: Matthew F. Mark
                                                    Chief Financial Officer

