Form 10-K
period 2002-12-31
EVERLAST WORLDWIDE INC
filed 2003-03-28
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURUSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to ________

                         Commission File Number: 0-25918

                             EVERLAST WORLDWIDE INC.
                             -----------------------
             (Exact name of registrant as specified in its Charter)

          Delaware                                         13-3672716
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1350 Broadway, Suite 2300,  New York, New York                         10018
----------------------------------------------                      ------------
(Address of principal executive offices)                              Zip Code

Registrant's Telephone Number (212) 239-0990
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

                         Common Stock, $0.002 par value
                         ------------------------------
                                (TITLE OF CLASS)

            Indicate  by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934  during  the past 12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
YES   X        NO
   -----         ----

            Indicate  by  check  mark if  disclosure  of  delinquent  filers  in response to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark  whether  the  registrant  is an  accelerated
filer (as defined in the Exchange Act Rule 12b-2). YES      NO X
                                                      ---     ---

            On March 25, 2003,  the  aggregate  market value of the voting stock held by non-affiliates of the registrant was approximately $5,245,668 based upon the average of the highest and lowest bid  quotations  for such Common  Stock as obtained  from the Nasdaq Stock  Market on that date.  Solely for the purpose of this  calculation,  shares held by directors and officers of the registrant have been  excluded.  Such  exclusion  should  not be  deemed a  determination  or an admission by registrant that such  individuals  are, in fact,  affiliates of the registrant.

            The number of shares  outstanding  on March 25,  2003 was  3,008,236 shares of Common Stock,  $.002 par value,  and 100,000  shares of Class A Common
Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The  information  required  by Items 10  through  13 of this  Annual
Report on Form 10-K is  incorporated  by reference from the issuer's  definitive proxy  materials  for its 2003  Annual  Meeting  of  Stockholders,  which  proxy materials are to be filed with the Securities and Exchange  Commission not later than April 30, 2003.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----

PART I

PART II

Item 5    Market for Common Equity and Related
          Stockholder Matters...................................................12
Item 6    Selected Financial Data...............................................14
Item 7    Management's Discussion and Analysis of Financial Condition and

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................20

PART III

Item 10   Directors and Executive Officers of the Registrant....................21
Item 11   Executive Compensation................................................21
Item 12   Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters .......................21
Item 13   Certain Relationships and Related Transactions........................21

PART IV

PLEASE NOTE THAT THE COMPANY HAS USED SOME TERMS IN THIS ANNUAL REPORT WHICH MAY
BE  REGISTERED  TRADEMARKS  WHICH IT DOES NOT OWN.  THE COMPANY HAS MARKED THESE
TERMS WITH AN ASTERISK  ('*') AND HAS USED THEM  WITHOUT THE  PERMISSION  OF THE
HOLDERS OF SUCH REGISTERED TRADEMARKS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Everlast Worldwide Inc. is a Delaware corporation  organized on July
6, 1992. The Company is engaged in the design,  manufacture,  marketing and sale of women's activewear and sportswear, and the design, manufacture, marketing and sale of men's  activewear,  sportswear and outerwear  (the "Apparel  Products"), each  featuring the  widely-recognized  Everlast(R)  trademark.  The Company has retained the exclusive right to use and distribute these Apparel Products in the
United  States,  its  territories  and  possessions  (collectively,  the "United
States") and to distribute its women's  activewear and sportswear in Canada, its provinces, territories and possessions (collectively,  "Canada"). As a result of the merger described  below,  Everlast  World's Boxing  Headquarters  Corp., the owner of the Everlast(R)  trademark and a manufacturer of sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags,  boxing trunks,  and miscellaneous gym equipment,  which are sold through sporting goods stores, mass merchandisers,  catalog  operations,  gymnasiums,  and martial arts studios,  became a wholly-owned  subsidiary of the Company. The Company licenses
the  Everlast(R)   trademark  to  numerous  companies  that  design  source  and manufacture products such as men's,  women's and children's apparel,  sleepwear, underwear,  hosiery, footwear,  leatherwear,  cardiovascular equipment, eyewear, sports  bags,  hats and other  accessories.  The Company is a member of the U.S.
Sporting  Goods  Manufacturers   Association,  the U.S. National  Sporting Goods
Association, and the Canadian Sporting Goods Association.

            The Merger
            ----------

            On October 24, 2000 the Company  completed a merger whereby Everlast
Holding Corp., the parent company of Everlast World's Boxing  Headquarters Corp.
("Everlast"),  was merged with and into Active Apparel New Corp., a wholly-owned subsidiary of the Company (the  "Merger").  As a result of the Merger,  Everlast became a wholly-owned subsidiary of the Company. The Merger involved (i) payment of $10 million in cash;  (ii) the issuance of an aggregate of 505,000  shares of common  stock,  $.002 par  value of the  Company  (the  "Common  Stock")  and an aggregate of 45,000 shares of redeemable  participating  preferred stock, stated
value $1,000 per share (the "Preferred  Stock"),  to the former  stockholders of
Everlast  Holding  Corp.;  and (iii)  payment of  approximately  $1.4 million in transaction costs, for an aggregate  purchase price of $61.9 million.  If market price levels of the Common Stock have not been achieved by October 24, 2005, the
Company will be required to issue  additional  shares of Common Stock or, at its option, pay such amount in cash.

            As a result of the Merger: (i) the board of directors of the Company was expanded to seven  members,  two of whom are to be elected by the holders of the Preferred Stock;  (ii) employment  contracts were entered into with a former stockholder  and sales  employee of Everlast;  (iii) a  consulting  contract was entered into with a former  consultant  of Everlast;  and (iv) George  Horowitz,
President and Chief Executive Officer of the Company,  was granted stock options to purchase  125,000  shares of Common  Stock at an exercise  price of $4.00 per share and  options to  purchase  380,000  shares of Common  Stock at an exercise price of $13.00  per share.  The shares of  Preferred  Stock are  entitled  to a dividend  equal to  two-thirds  (2/3) of the net after tax profits  after adding back  goodwill  amortization  and stock  based  compensation.  In 2002 and years thereafter,  the dividend is reduced in  proportion  to the  redeemed  Preferred
Stock.  The  percentage  of net  income  (as  defined)  to be paid to holders of
Preferred Stock is as follows:

                       Twelve months ended December 31           Percentage
                                    2002                            59.3
                                    2003                            51.9
                                    2004                            44.4
                                    2005                            37.0
                                    2006                            29.6
                                    2007                            22.2
                                    2008                            14.8
                                    2009                             7.4

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
Larry Holmes,  "Sugar" Ray Leonard,  Evander  Holyfield,  Mike Tyson and "Sugar"
Shane Mosley.

PRODUCTS

            The Company sells a diverse  collection of consumer  products  which encompasses apparel and sports products,  and licenses the Everlast(R) trademark to numerous  companies  which source or manufacture  ancillary  products such as eyewear,  sports bags,  hats and other  products.  All business  activities  and decisions as it relates to these  products are made by the  Company's  executive management.

            Apparel Products
            ----------------

            The  Company  sells  a  diverse   collection  of  Apparel   Products
consisting  of  women's  and men's  activewear,  and  sportswear,  all under the
Everlast  trademark and logo. The Apparel Products consist of approximately  200 separate  products with varying  styles and  functions.  These  include  fitness apparel and sportswear made of nylon,  fleece,  cotton, Lycra spandex, and other technical  polyester fabrics with moisture  management  properties.  The Apparel
Products are designed to feature the Everlast trademark and logo and to focus on the use of appropriate  fabric blends to maximize comfort and  performance.  The retail prices for the Apparel Products generally range from $15 to $100.

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
               martial arts equipment, gym mats (assorted), and medicine balls.

            Licensed Products
            -----------------

            The Company owns and utilizes the  Everlast(R)  trademark  worldwide and is registered with the United States Patent and Trademark Office and in many foreign  jurisdictions as well. The Company regards its Everlast(R) trademark as its most valuable  asset based on the  evaluation of an  independent  consulting firm. The Company  believes the Everlast(R)  trademark has significant  value in the  marketing of the  Company's  products.  The Company  actively  protects its trademarks against infringement.

            The Company licenses the Everlast(R) trademark to numerous companies which  source  or  manufacture  ancillary  products  such  as  children's  wear, footwear,  cardiovascular equipment, back to school stationery,  eyewear, sports bags,  hats and other  accessories.  Licensing  the  Everlast(R)  trademark  has enabled the Company to expand product  offerings into arenas outside of its core
manufacturing   arenas,   to  strengthen  its  brand  image,   and  to  increase
profitability, while at the same time minimizing inventory risk.

            The Company  utilizes a network of  licensees  for  worldwide  brand distribution in the U.S. and over 78 foreign  countries.  It also sells directly to distributors  and retailers.  In return for exclusive rights to market Sports
Products and accessories in certain regions,  the licensees pay Everlast a fixed royalty rate upon the net revenues, among other criteria, of the licensees.

MARKETING, ADVERTISING, AND PROMOTIONS

            Apparel Products
            ----------------

            The  Company's  advertising  and  promotional  efforts are  directed towards the  demographic  customer  profile for the Company's  Apparel  Products which aim to heighten its  visibility.  The Company  maintains its own marketing and  advertising  staff which  conceives  and  oversees  implementation  of most aspects of the Company's  advertising  and sales  promotions.  In addition,  the
Company  has a  graphic  arts  department  that  works  with the  marketing  and advertising staff to develop catalogs for all of the Company's product lines.

            The  Company   advertises  and  promotes  its  Apparel  Products  to
different  consumer  segments  through a variety  of trade  and  consumer  print advertising  campaigns,  generally in selected magazines and other publications.
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

            The Company also  believes  that grass roots  promotional  programs, such as the limited  distribution  of samples of its  Apparel  Products to local gyms, athletic clubs, and fitness professionals, help to advance the recognition and reputation of its products. In addition, the Company has focused many of its promotional  programs on charitable and community  events,  such as the American
Heart  Association's  "Black  Tie/Blue  Jeans*"  event,  and the "A Funny  Thing
Happened on the Way to Cure  Parkinson's*," a New York fundraiser to raise funds for  Parkinson's  Disease  research.  The Company also  sponsors high school and college women's basketball teams, and NBA* and NCAA* dance teams.

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

            The Company has  promotional  and  consulting  contracts  with noted
boxing champions, trainers, and spokespersons,  such as Sugar Shane Mosley, Fres
Oquendo,  Chris Byrd,  Steve  Forbes,  Sugar Ray  Leonard,  Larry  Holmes,  Sean
O'Grady,  Cedric Kushner and Teddy Atlas.  The Company uses the boxing  industry expertise and the  relationships  of these  individuals  to assist it in various promotional  activities  designed to generate  interest of the  consumers in the
Sports Products.

         The Company employs three full-time sales persons to promote the Sports
Products to professional and amateur boxers. Additionally,  the Company has also redesigned its professional  line of boxing equipment and the product  packaging of its retail Sports Products.  Finally,  the Company's  graphic arts department has produced two new  catalogs,  one  focusing on  wholesalers  for the consumer retail market, and the other directed at the professional and amateur boxer.

         Licensed Products
         -----------------

         The Company employs an executive responsible for developing a marketing plan for  expansion of the Licensed  Products.  The executive  attends  sporting goods trade shows to promote the Everlast(R)  brand name. Part of his duties are to generate  leads and to meet with potential  licensees.  The executive is also responsible for renegotiating terms and possibly expanding the scope of existing licensing agreements.

         The licensing  staff has been expanded with the hiring of a Director of
Global  Licensing  and a Manager of  Licensing  Marketing  during the year ended
December 31, 2002.  These  additional  employees  will also assist the Company's licensees to grow their Everlast businesses.

MANUFACTURING AND SUPPLIERS

            Apparel Products
            ----------------

            The  Company  does  not  manufacture  any of its  Apparel  Products, relying instead on independent  contractors.  Manufacturers in the United States supply  approximately  69% of the Apparel  Products  while the remaining 31% are imported from manufacturers abroad,  principally in Asia. Currently, the Company uses  over ten  separate  manufacturers.  While  the  Company  has no  long-term agreements with any of its  contractors,  the Company  believes that it has good relationships  with each of them.  The Company does not believe that the loss of any particular  contractor would have a material adverse effect on its business, financial  condition,  or  operations.  The Company  believes  that  alternative sources of products would be readily available.

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

            The  Company  also  imports  sub-assemblies  and  parts  used in the production  of its  finished  Sports  Products  such as shells  for heavy  bags, hardware,  components for speed bags and finished products.  The Company imports approximately  40% of its purchased raw material,  sub assemblies,  and finished goods.

INVENTORY MANAGEMENT

            As of the year ended December 31, 2002, the Company's  inventory for both Apparel  Products and Sports  Products  was  $11,460,160  with net sales of
$65,613,012.

            As of December 31, 2002,  the Company's  backlog of unfilled  orders for its Apparel  Products and Sports  Products was  $8,473,476,  which  includes
$383,450 for Sports Products.  The Company expects that substantially all of its current  orders will be shipped  within 120 days of the receipt of such  orders.
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

            Sports Products
            ---------------

            The Company uses a fully integrated  inventory management system for finished goods and the  manufacturing of products by its factories.  The Company has an automated  perpetual inventory for finished goods, raw materials and work in progress  merchandise.  The Company has also incorporated its Sports Products into an EDI Quick  Response  Replenishment  System to fill sales  orders for its major retailers if they require it. Inventory levels of the Sports Products have increased to accommodate the EDI Quick Response Replenishment System.

SALES AND DISTRIBUTION

            For the fiscal years ended 2002, 2001 and 2000, The Sports Authority
Inc. ("Sports  Authority")  accounted for approximately  11%, 13% and 15% of net sales of the Company, respectively.  Sports Authority has been a customer of the
Company since its inception in 1992. There is no long-term  contract between the
Company and Sports Authority.  On February 20, 2003, Sports Authority and Gart's
Sports  announced  their  intention  to merge their  operations.  Gart's  Sports accounted for approximately 8% and 9% of the Company's net sales in fiscal years ended  2002 and 2001,  respectively.  The  Company  believes  that its  business relationships  with both Sports  Authority and Gart's Sports are excellent.  The
Company  also  believes  that if the  surviving  company in the merger of Sports
Authority and Gart's Sports ceases to do business with the Company, there may be a material adverse effect on the Company's operation.

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

         Reference is made to page 30f of the Consolidated  Financial Statements of the  Company for a breakdown  of  domestic  and foreign  sales for the fiscal years ended December 31, 2002, 2001 and 2000.

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
Sports  Authority*  Sports  Chalet*  and the Army Air Force  Exchange*.  Apparel
Products are also sold through the Internet at the Company's web site, and other third party web sites such as MCSports.com*, TSA.com* and Garts.com*.

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

           Consistent  with industry  practice,  the Company  accepts returns of
Apparel Products and Sports Products within 30 days.  Returns are allowed due to poor quality, defects in materials or workmanship. The Company believes that its return levels are better than industry norms. In addition to returns,  customers deduct  charge-backs from the purchase price for sales allowances.  Charge-backs have an adverse effect on the Company's business and results of operations since they reduce overall gross profit margins on sales. The Company experienced rates of charge-backs and returns of approximately  4.3%, 4.5% and 3.3 % during fiscal years 2002, 2001 and 2000, respectively,  which are consistent with the industry norms of 3% to 6% for both  Apparel  Products and Sports  Products.  The Company believes that sales of the Apparel Products are not seasonal.

           Canadian Branch
           ---------------

           The Company has a Canadian  branch that markets  Apparel  Products in
Canada.  The Company also has two exclusive  distributors who warehouse and sell its Sports  Products in Canada.  During  fiscal years 2002,  2001 and 2000,  net sales, in U.S. Dollars,  from operations in Canada were $5,227,786,  $4,184,216, and $2,948,302,  respectively. With the exception of exchange rate fluctuations, the Company does not believe that the Canadian  operations  are subject to risks
that  are  significantly   different  from  domestic  operations.   The  Company
experienced  some negative  exchange rate  fluctuation this year in its Canadian operations.  However, although there can be no assurances,  the Company does not believe that exchange rate  fluctuations  will have a material adverse effect on the Company's  results of  operations  in the future.  During fiscal years 2002,
2001 and 2000, the Company's  foreign sales  accounted for 8.4%,  8.9% and 8.3%, respectively, of the Company's net sales, the majority of which were in Canada.

            Sports Products
            ---------------

            The Company's Sports Products are distributed through sporting goods stores, mass merchandisers,  catalog  operations,  gymnasiums,  and martial arts studios.  The  Company  distributes  its Sports  Products  to over 7,000  retail locations  throughout the United States and Canada. The Sports Products are sold by retailers such as Modell's*,  The Sports  Authority*,  Big 5*, Academy*,  and
Gart Sports*.

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

          o    MAIL-ORDER:  The  Company  uses an  independent  distributor  who operates as a mail-order distributor to the general public.

            The sales of Sports Products are not seasonal.

         Licensed Products
         -----------------

         The Company  employs an  executive  who is  responsible  for  worldwide licensing  of the  Everlast  brand name.  The Company  also had a  non-exclusive agreement with a license  consultant,  that was terminated on February 10, 2003, whose  remuneration  was  determined by license  revenues  received from certain licensees. Pursuant to the termination provisions of that agreement, commissions will continue to be paid for two years after said termination.

         Worldwide  there are 54 licenses  held by 39  licensees.  The Company's licensed products,  such as men's,  women's, and children's apparel,  sleepwear, underwear,  hosiery,  footwear,  eyewear,  hats, sports bags, and cardiovascular equipment,  are sold in over 78 other countries where licenses have been issued.
The  Company  believes  it can  expand  its  licensing  base  to new  geographic locations and in new product  categories  such as sports drinks,  bottled water, nutrition bars, infant apparel, and cosmetics.

            The sales of Licensed  Products are not seasonal.  Reference is made to page 4f of the Consolidated  Financial  Statements of the Company for the net
revenues from License Products for the fiscal years ended December 31 2002, 2001 and 2000.

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

           The Company  believes  that its  relationships  with its  warehouses, customs  brokers and  international  consolidators  are an important part of its quality  control  program.  The Company  views these  service  organizations  as important  resources in maintaining  high standards for its Apparel Products and assisting  in the reliable  and timely  delivery of its Apparel  Products to its retail customers.

           Sports Products
           ---------------

           The  Company  has  quality  control   procedures  in  effect  at  its
manufacturing  facilities  in  the  Bronx,  New  York  and  Moberly,   Missouri.
Manufacturing  supervisors  inspect Sports Products for defects  throughout both the manufacturing process and the finishing stages, including imported products.

           Licensed Products
           -----------------

           The Company requires its licensees to submit samples of products that are to be sold under  exclusive  license  agreements.  These sample products are inspected by the Company's  management  for quality and proper  placement of the
Company's Everlast(R) trademark. Licensees that do not comply with the Company's quality or trademark  standards  are  notified  that they are in breach of their license agreement.

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

EMPLOYEES

           As of March 15, 2003,  the Company had 269 employees who are employed on a full-time basis. These include 52 administrative and sales employees at its
New York  City  main  office,  and 117 and 100  employees  at its  manufacturing facilities in the Bronx, New York, and Moberley, Missouri,  respectively.  88 of the  Company's  employees  in the Bronx,  New York  manufacturing  facility  are covered by a collective  bargaining agreement that expires on December 31, 2003.
89 employees of the Company at its manufacturing  facility in Moberly,  Missouri are covered  under a  collective  bargaining  agreement  that expires on June 5,
2005.  The  Company  believes  it will  successfully  negotiate  new  collective bargaining agreements at its manufacturing facilities.  However, there can be no assurance that the agreements will be successfully negotiated. If new agreements are not negotiated, manufacturing and shipping operations may be disrupted.

           The Company also employs additional full-time and part-time employees in  connection  with the design,  marketing,  and sale of its  products on an as needed  basis.  The Company hires  temporary  employees  from time to time.  The
Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL CONSIDERATIONS

         The Company's manufacturing  facilities are subject to various federal, state and local  environmental  laws and  regulations  limiting  the  discharge,
storage,   handling  and  disposal  of  a  variety  of  substances  set  by  the
Environmental  Protection  Agency,  particularly  the  federal  Water  Pollution
Control  Act,  the Clean Air Act of 1970 (as  amended  in  1990),  the  Resource
Conservation  and Recovery Act  (including  amendments  relating to  underground tanks) and the federal "Superfund"  program. The Company cannot, with certainty, assess  at this time the  impact  upon its  operations  or  capital  expenditure requirements  of future emission  standards and enforcement  practices under the
1990 amendments to the Clean Air Act.

         The  Company  also is  subject  to  federal,  state and local  laws and regulations  relating to workplace  safety and worker  health,  including  those promulgated  under the Occupational  Safety and Health Act ("OSHA").  As part of its OSHA compliance efforts,  the Company requires all personnel working in high noise areas and those working in certain areas with high  concentrations of dust to wear protective equipment.

         To the best of the Company's  knowledge,  its manufacturing  facilities are  currently  in  compliance  in  all-material  respects  with  existing  OSHA standards and environmental  laws and regulations.  The Company does not believe that  there is a  substantial  likelihood  that  further  OSHA or  environmental compliance  will  require  substantial  expenditures  or  materially  affect its operations  or  competitive  position.  The  Company  currently  has no  capital expenditures relating to satisfying environmental standards.

ITEM 2.  PROPERTIES

PRINCIPAL PLACE OF BUSINESS

           The Company renewed its real property leases at its principal  office at 1350 Broadway,  New York,  New York effective  February 1, 2000. The lease is for 6,863  square feet with an annual base rent of  $185,301  through  April 30,
2005. The Company also leased two additional  office spaces:  (i) a 2,150 square feet office space  adjacent to the  principal  office for an annual base rent of
$58,050  through  April 30,  2005;  and (ii) a 1,630 square feet office space on another floor for an annual base rent of $57,050 from  September 1, 2002 through
April 30, 2005.

           Additionally,  the Company leases  approximately 1,200 square feet of office  and  showroom  space in  Montreal,  Canada,  at an  annual  base rent of
CAD$18,000. The Company plans to renew this lease once it expires on April 2003.

MANUFACTURING FACILITIES

           The Company  leases a 235,000 square foot  manufacturing  facility in the Bronx,  New York for a total annual base rent of $401,043  through April 30,
2004. The lease does not provide for any renewal option.

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

ITEM 3. LEGAL PROCEEDINGS

         Joan Hansen & Co.
         -----------------

         On December  20,  2000,  Joan Hansen & Co., a  non-exclusive  licensing agent of the Company (the "Agent"),  filed a lawsuit in the Supreme Court of the
State of New York against the Company, Everlast, George Horowitz,  President and
Chief Executive Officer of the Company,  and Ben Nadorf, a former stockholder of
Everlast and a Director of the Company, individually. The Agent alleged a breach of  contract  upon the basis that after the Merger the  Company  stopped  paying royalties  to  Everlast,  which had  become  its  wholly-owned  subsidiary,  and accordingly the Company discontinued the payment of remuneration to the Agent.

         The Agent further alleged that the Merger was a sham transaction;  that the  Company  intended  to default  on its  obligations  to the former  Everlast stockholders  and that the Everlast(R)  trademark and licenses would then revert to those  stockholders.  There  were  three  other  causes of  action  allegedly predicated on the theories of tortious  interference with contractual  relations and tortious  interference  with prospective  business  relations.  Damages were alleged in varying amounts, up to an aggregate of $55,500,000.

         On  November  30,  2001,  the  Supreme  Court of the  State of New York
dismissed the causes of action alleging  tortious  interference with contractual relations and tortious  interference with prospective  business relations,  made against George  Horowitz and Ben Nadorf.  The court also denied a  cross-motion, made by the Agent,  seeking  partial  summary  judgment  for breach of  contract against the Company.  The decisions  were  appealed by the Agent.  The Appellate
Court affirmed the dismissal and the denial of the Agent's cross-motion.

         The  Company  filed a motion for  summary  judgment  against  the Agent seeking dismissal of the balance of the Agent's claims.  That motion was decided in the Company's favor on December 23, 2002.

         The Agent has filed a notice of appeal of that  portion of the decision claiming a breach of contract.

         The Company believes that there is no merit to the Agent's appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of fiscal year 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          The Company's  shares of common stock,  par value $.002 per share (the
"Common  Stock")  are  quoted on the  Nasdaq  SmallCap  Market  under the symbol
"EVST." The following table sets forth,  for the period  indicated,  the highest and lowest  bid  quotations  for the Common  Stock,  as  reported  by the Nasdaq system.  Quotations  reflect  prices  between  dealers,  do not  reflect  retail markups,  markdowns or  commissions,  and may not necessarily  represent  actual transactions.

                                       12

                                          2001
                         High                               Low
                         ----                               ---

1st Quarter              3.44                               1.78
2nd Quarter              3.15                               2.28
3rd Quarter              2.83                               1.44
4th Quarter              2.49                               1.44

                                          2002
                         High                               Low
                         ----                               ---

1st Quarter              3.15                               2.10
2nd Quarter              4.89                               2.81
3rd Quarter              4.00                               1.65
4th Quarter              4.25                               1.51

HOLDERS

         The  closing  bid price of each  share of Common  Stock as of March 25,
2003 was $2.90.  There were 440 record holders of the shares of Common Stock and one record  holder of the Company's  Class A Common  Stock,  $.01 par value (the
"Class A Common  Stock").  Based upon  information  received  from some of these record holders,  the Company believes there are  approximately  2,400 beneficial holders of the shares of Common Stock.

DIVIDENDS

         The Company has never paid dividends on its Common Stock or its Class A
Common Stock. The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not  anticipate the payment of dividends on its Common Stock or its Class A Common Stock.

            The Company  continues to pay dividends to the holders of its shares of Preferred  Stock.  The shares of  Preferred  Stock are entitled to a dividend equal to  two-thirds  (2/3) of the net  after  tax  profits  after  adding  back
goodwill   amortization  and  stock  based  compensation.   In  2002  and  years
thereafter,  the dividend is reduced in  proportion  to the  redeemed  Preferred
Stock.  The  percentage  of net  income  (as  defined)  to be paid to holders of
Preferred Stock is as follows:

                       Twelve months ended             Percentage
                           December 31
                              2002                         59.3
                              2003                         51.9
                              2004                         44.4
                              2005                         37.0
                              2006                         29.6
                              2007                         22.2
                              2008                         14.8
                              2009                          7.4

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2002)

      -------------------------------------- -------------------------------- -----------------------------
      Plan Category                            Number of securities to be      Weighted-average exercise
                                                 issued upon exercise of          price of outstanding
                                              outstanding options, warrants   options, warrants and rights
                                                     and rights (a)
      -------------------------------------- -------------------------------- -----------------------------
      Equity compensation plans approved                 555,500                          10.03
      by security holders
      -------------------------------------- -------------------------------- -----------------------------
      Equity compensation plans not                      336,279                           3.26
      approved by security holders
      -------------------------------------- -------------------------------- -----------------------------
      Total                                              891,779                           7.63
      -------------------------------------- -------------------------------- -----------------------------

     -------------------------------------- --------------------------------------------
      Plan Category                           Number of securities remaining available
                                                  for future issuance under equity
                                              compensation plans (excluding securities
                                                      reflected in column (a))
      -------------------------------------- --------------------------------------------
      Equity compensation plans approved                       444,500
      by security holders
      -------------------------------------- --------------------------------------------
      Equity compensation plans not                            207,621
      approved by security holders
      -------------------------------------- --------------------------------------------
      Total                                                    652,121
      -------------------------------------- --------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected consolidated financial information has been taken or derived from the Company's audited  consolidated  financial  statements.  The information  set forth  below is not  necessarily  indicative  of the  Company's
results  of  future   operations  and  should  be  read  in   conjunction   with
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations"  and the Company's  consolidated  financial  statements  and related notes included elsewhere in this Form 10-K. See "Item 8. Consolidated  Financial
Statements and Supplementary Data."

                                                       ----------------------------------------------------------------
                                                                             For the year ended
                                                       ================================================================
                                                            December 31           December 31          December 31
                                                               2002                  2001                 2000
                                                       ====================== ==================== ====================

Net Sales                                                   $65,613,012          $52,951,510          $36,897,562
Net License Revenues                                          5,501,388            5,141,024              537,330
Net Income (Loss)                                             2,448,251            2,338,896            1,425,731
Preferred Stock Dividend                                      1,450,808            1,674,840               27,324
Basic Earnings (Loss) per Common Share                             0.32                 0.21                 0.52
Diluted Earnings (Loss) per Common Share                           0.24                 0.14                 0.44
Total Assets                                                 63,846,752           63,952,774           66,877,884
Long Term Debt                                                3,227,324              140,508            3,125,000
Redeemable Preferred Stock                                   35,000,000           40,000,000           45,000,000

                                                      -------------------------------------------
                                                               For the year ended
                                                      ===========================================
                                                            December 31          December 31
                                                               1999                 1998
                                                      ====================== ====================

Net Sales                                                   $24,464,139          $15,011,926
Net License Revenues                                                  0                    0
Net Income (Loss)                                               816,152            (240,635)
Preferred Stock Dividend                                              0                    0
Basic Earnings (Loss) per Common Share                             0.31               (0.09)
Diluted Earnings (Loss) per Common Share                           0.31               (0.09)
Total Assets                                                  8,274,198            6,602,362
Long Term Debt                                                        0                    0
Redeemable Preferred Stock                                            0                    0

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.

         THIS  REPORT  ON FORM 10-K  CONTAINS  FORWARD-LOOKING  STATEMENTS  THAT
INVOLVE  RISKS AND  UNCERTAINTIES.  THE  COMPANY'S  ACTUAL  RESULTS COULD DIFFER
MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING  STATEMENTS.  FACTORS
THAT MAY CAUSE SUCH DIFFERENCES  INCLUDE,  BUT ARE NOT LIMITED TO, THE COMPANY'S
EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY
OF MANAGERIAL PERSONNEL.

GENERAL

         Everlast Worldwide Inc. is a Delaware corporation  organized on July 6,
1992. The Company is engaged in the design,  manufacture,  marketing and sale of women's activewear and sportswear;  and the design,  manufacture,  marketing and sale of men's activewear, sportswear and outerwear (the "Apparel Products") each featuring the widely-recognized Everlast(R) trademark. As a result of the merger
(the "Merger") of Everlast Holding Corp., the parent company of Everlast World's
Boxing  Headquarters  Corp.,  into  Active  Apparel  New Corp.,  a  wholly-owned subsidiary of the Company,  the Company became a manufacturer  of sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags, boxing trunks,  and  miscellaneous  gym equipment that are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums,  and martial arts studios.  The Company's  wholly-owned  subsidiary,  Everlast World's Boxing
Headquarters  Corp.,  licenses the Everlast(R)  trademark to numerous  companies that source and  manufacture  products  such as men's,  women's  and  children's apparel, footwear, cardiovascular equipment, back to school stationery, eyewear, sports bags, hats and other accessories.

        The financial  statements  of the Company and the notes thereto  contain detailed  information  that  should  be  referred  to in  conjunction  with this discussion.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

        The  Company's  management  applies the  following  critical  accounting policies in the preparation of the Company's consolidated financial statements:

          o    REVENUE  RECOGNITION  POLICY.  Revenues  from royalty and finders agreements  are  recognized  when earned by applying  contractual royalty  rates to  quarterly  point  of sale  data,  among  other criteria,  received from the Company's  licensees.  The Company's royalty  recognition policy provides for recognition of royalties in the quarter  earned,  although a large portion of such royalty payments are actually received during the month following the end of a quarter.  Revenues are not recognized unless  collectibility is reasonably assured.

          o    DEFERRED  TAXES.  Deferred  taxes  are  determined  based  on the differences  between  the  financial  statement  and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established  when necessary to reduce deferred tax assets to the amounts  expected to be realized.  In assessing the need for a valuation allowance  management considers estimates of future  taxable  income and  ongoing  prudent  and  feasible  tax planning  strategies.  In  accordance  with APB  Opinion  23, the
               Company  does  not  accrue  income  taxes  on  the  undistributed earnings of a subsidiary which is a "DISC" since the repayment of the  earnings  of the  DISC is not  expected  in the  foreseeable future. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the DISC will be remitted in the foreseeable future, then taxes will be accrued.

          o    VALUATION OF GOODWILL,  LONG-LIVED ASSETS AND INTANGIBLE  ASSETS.
               The Company  periodically  evaluates goodwill,  long-lived assets
               and  intangible  assets  for  potential  impairment   indicators.
               Judgements  regarding the existence of impairment  indicators are based on  estimated  future cash flows,  market  conditions,  and legal factors.  Future events could cause the Company to conclude that impairment  indicators  exist and that the net book value of goodwill,  long-lived  assets and intangible  assets is impaired.
               Any  resulting  impairment  loss could  have a  material  adverse impact  on the  Company's  financial  condition  and  results  of operations.

          o    CONTINGENCIES  AND LITIGATION.  Management  evaluates  contingent
               liabilities   including   threatened  or  pending  litigation  in
               accordance with SFAS No. 5,  "Accounting for  Contingencies"  and records  accruals  when the  outcome  of these  matters is deemed
               probable  and  the  liability  could  be  reasonably   estimated.
               Management  makes  these  assessments  based  on  the  facts  and circumstances  and in some instances  based in part on the advice of outside legal counsel.

RESULTS OF OPERATIONS

        On October 24, 2000, the Company completed a merger whereby Everlast was merged with and into Active Apparel New Corp., a wholly owned  subsidiary of the
Company. The results of operations for the year ended December 31, 2000, include the results of Everlast for the period October 25, 2000 to December 31, 2000.

        YEAR END 2002 COMPARED TO YEAR END 2001
        ---------------------------------------

         Net sales increased to $65,613,012 for the year ended December 31, 2002 from  $52,951,510  for  the  year  ended  December  31,  2001,  an  increase  of
$12,661,502 or 23.9%. This increase in sales was principally attributable to the additional sales of Apparel Products and Sports Products due to increased market penetration.

         Gross profit  increased to $18,883,724  for the year ended December 31,
2002 from  $18,022,436  for the year ended  December  31,  2001,  an increase of
$861,288 or 4.8%.  Gross profit  decreased as a percentage of net sales to 28.8%
from 34.0%. The decrease as a percentage of net sales is primarily attributed to product mix.

         Net  license  revenues  increased  to  $5,501,388  for the  year  ended
December 31, 2002 from  $5,141,024  for the year ended  December  31,  2001,  an increase of $360,364 or 7.0%. The increase in license revenues was primarily due to new license agreements and increased revenues on existing licenses.

         Selling and shipping  expenses  increased to  $12,446,838  for the year ended December 31, 2002 from  $11,547,922  for the year ended December 31, 2001, an increase of $898,916 or 7.8%.  Selling and shipping  expenses as a percentage of net sales decreased to 19.0% from 21.8%. This decrease as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed nature of certain selling and shipping expenses.

         General and  administrative  expenses  increased to $5,891,549  for the year ended  December 31, 2002 from  $5,834,813  for the year ended  December 31,
2001, an increase of $56,736 or 1.0%. General and  administrative  expenses as a percentage  of net  sales  decreased  to 9.0% from  11.0%.  This  decrease  as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed nature of general and administrative expenses.

         Amortization  expense decreased to $912,672 for the year ended December
31, 2002 from  $1,193,485  for the year ended  December  31, 2001, a decrease of
$280,813.  This decrease is primarily  attributable to new standards established by the Financial Accounting Standards Board which eliminates the amortization of goodwill.  Goodwill  amortization  was $173,389 for the year ending December 31,
2001.

         Operating  income  increased to $5,134,053  for the year ended December
31, 2002 from  $4,587,240  for the year ended  December 31, 2001, an increase of
$546,813 for the reasons stated above.  Operating  income as a percentage of net sales was 7.8% for the year ended  December 31, 2002 as compared to 8.7% for the year ended December 31, 2001.

        Interest  expense  increased to $777,159 for the year ended December 31,
2002 from $531,256 for the year ended December 31, 2001, an increase of $245,903 or 46.3%.  The increase is  attributable  to the increase in the  Company's  net borrowings from its factor to finance growth and the redemption of the Preferred
Stock.

         Investment  income decreased to $96,129 for the year ended December 31,
2002 from $242,026 for the year ended  December 31, 2001, a decrease of $145,897 or 60.3%.  Investment  income as a percentage of net sales was 0.2% for the year ended  December  31, 2002 as compared  to 0.5% for the year ended  December  31,
2001, as a result of less cash on hand and a lower rate of return.

         The Company  incurred a non-recurring  charge related to the settlement of a litigation  claim in the amount of $112,500 for the year ended December 31,
2001.

         The Company  incurred a tax provision of $2,004,772  (45%) for the year ended  December  31, 2002 as compared to  $1,846,614  (44.1%) for the year ended
December 31, 2001.

         The Company had net income of  $2,448,251  for the year ended  December
31, 2002 as compared to  $2,338,896  for the year ended  December 31,  2001,  an increase of $109,355.

         Preferred Stock dividends  payable for the year ended December 31, 2002 was  $1,450,808  and is payable by March 31, 2003. The dividends paid for fiscal year ended December 31, 2001 and 2000 were $1,674,840 and $27,324, respectively, and were paid on March 19, 2002.

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

         Operating  income  increased to $4,587,240  for the year ended December
31, 2001 from  $3,173,220  for the year ended  December 31, 2000, an increase of
$1,414,020 for the reasons stated above. Operating income as a percentage of net sales was 8.7% for the year ended  December 31, 2001 as compared to 8.6% for the year ended December 31, 2000.

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
2001.

         The Company  incurred a tax provision of $1,846,614  for the year ended
December  31, 2001 as compared to  $1,416,313  for the year ended  December  31,
2000. The effective  income tax rate is lower in 2001 than 2000 as the result of lower state, local and foreign taxes.

         The Company had net income of  $2,338,896  for the year ended  December
31, 2001 as compared to  $1,425,731  for the year ended  December 31,  2000,  an increase of $913,165.

        2003 MARKET OUTLOOK
        -------------------

        While the retail environment remains difficult, the Company's management believes  it will  continue to maintain  sales  growth in its product  lines and further expand its license  categories.  The continued market penetration of the
Apparel  Products  and Sports  Products  are  expected to continue to add to the
Company's  distribution  base.  The Company  will  continue to focus on its core
Everlast brand name and to explore other  opportunities for growth.  The Company expects that its  intensified  marketing of Sports Products and licensing of the
Everlast(R) trademark will continue to increase its market share and develop new items bearing the Everlast(R) trademark.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating  activities  for the year ended  December
31, 2002 was  $1,798,538  compared to $385,770  for the year ended  December 31,
2001.  This increase was  primarily  attributable  to a decrease in  inventories partially offset by a decrease in accounts payable and accrued expenses.

        Net cash used by investing  activities  for the year ended  December 31,
2002 was  $728,656  compared to $280,084  for the year ended  December 31, 2001.
This increase was due to additional acquisitions of manufacturing equipment.

        Net cash used by financing  activities  for the year ended  December 31,
2002 was $1,639,456 compared to $2,457,961 for the year ended December 31, 2001.
The  decrease  was  primarily  attributable  to the receipt of  proceeds  from a mortgage on the Moberly  facility and a decrease in the amount of advances  from the factor,  offset by the payment of dividends  to the holder of the  Preferred
Stock and the deposit of restricted cash to secure the mortgage.

        During the year ended December 31, 2002, the Company's  primary need for funds was to finance  working  capital due to growth in net sales of the Apparel
Products and the Sports  Products  and the annual  mandatory  redemption  of the
Preferred  Stock.  The  Company  has  relied  primarily  upon its cash flow from operations  and its  asset  based  borrowings  from the  factor to  finance  its operations and expansion.  Cash and cash  equivalents and short term investments were  $2,530,452  at December 31, 2002  compared to  $3,100,026  at December 31,
2001, a decrease of $569,574  and working  capital was  $12,910,793  compared to
$14,709,402 at December 31, 2001, a decrease of $1,798,609. These decreases were primarily attributable to the annual redemption of the shares of Preferred Stock and related dividend.

        The balance of the amount due to factor represents  accounts  receivable assigned to the factor by the Company net of  outstanding  advances  made by the factor to the Company  under the factoring  agreement.  At December 31, 2002 the amount due to factor was  $3,351,997  as compared  to  $680,152 at December  31,
2001, an increase  $2,671,845 due to additional  borrowing from the factor.  The
Company's  inventory  decreased by 9.5% to $11,460,160 at December 31, 2002 from
$12,661,534  at  December  31,  2001 as a result  of the  implementation  of the integrated inventory management system.

        2003 LIQUIDITY OUTLOOK
        ----------------------

        On April 16, 2002, the Company redeemed its industrial  revenue bonds in the amount of  $3,350,000.  To redeem the  industrial  revenue bonds the Company borrowed $3,350,000 from the factor,  secured by the Apparel Products inventory.
On October 7, 2002, the Company  obtained a loan from GMAC Business Credit , LLC in the amount of  $3,350,000  secured by a first  mortgage  lien on the  Moberly facility  and a  standby  letter of credit  in the  amount  of  $1,000,000.  The interest  rate on the loan is a  variable  rate of LIBOR plus 4%  (currently  at
5.4%).  To secure the  letter of credit  the  Company  deposited  $1,000,000  of restricted cash with the factor.

        Management anticipates it will maintain sufficient cash, cash equivalent balances,  short-term investments and availability with the factor,  although no assurance to that effect can be given.  Positive cash flow,  if it occurs,  will create working capital to fund the Company's  continued  growth over the next 12 months,  the mandatory  redemption  requirements  of the Preferred  Stock due on
December 31, 2003 and the dividend  payment due on March 31, 2003. If a positive cash flow does not  occur,  there will be a decrease  in cash,  cash  equivalent balances and short-term  investments or borrowings  with the factor and/or other lenders will increase.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Market risk  generally  represents the risk that losses may occur in the values of financial  instruments  as a result of  movements  in interest  rates, foreign currency exchange rates and commodity prices. The Company does not enter into  derivatives  or other  financial  instruments  for trading or  speculative purposes.

        Interest:  From time to time the  Company  invests  its  excess  cash in interest-bearing temporary investments of high-quality issuers. Due to the short time  the  investments  are  outstanding  and  their  general  liquidity,  these instruments  are classified as cash  equivalents  in the Company's  consolidated balance  sheet and do not  represent  a material  interest  rate risk to it. The
Company's  long-term  debt  obligations  are the  Mortgage  loan on its  Moberly facility and its equipment finance obligations. These long-term debt obligations do not represent a material interest rate risk to the Company.

        Foreign  Currency:  The  Company  conducts  business  in Canada  and the
Licensed  Products  are sold in various  parts of the world.  Revenues  from the
Company's  licensees are denominated in US Dollars and do not expose the Company to risks due to currency exchange rate fluctuations. The Company's revenues from its Canadian  operations are exposed to  fluctuations  in foreign  exchange rate between the Canadian  Dollar  versus the US Dollar.  Revenues from the Company's
Canadian operations  represented 8.0% of the Company's consolidated revenues for the fiscal year ended 2002 and the Company  believes  that the foreign  exchange rate risk due to its Canadian operations is not material.

ITEM 8. FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS

                 PLEASE SEE PAGE 27.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The  information  required  to be set  forth  in  this  Item 10 will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

         The  information  required  to be set  forth  in  this  Item 11 will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The  information  required  to be set  forth  in this  Item 12 will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The  information  required  to be set  forth  in this  Item 13 will be incorporated by reference from the Company's 2003 proxy statement to be filed no later than April 30, 2003  pursuant to  Regulation  14A of the General Rules and
Regulations under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

          Based on their  evaluation,  as of a date within 90 days of the filing of this Form 10-K, the Company's  Chief  Executive  Officer and Chief  Financial
Officer have  concluded the Company's  disclosure  controls and  procedures  (as defined in Rules  13a-14 and 15d-14 under the  Securities  Exchange Act of 1934)
are effective. There have been no significant changes in internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
           Incorporation").                                        (the "1995 Registration Statement")

EXHIBIT                                             FILED          INCORPORATED BY
INDEX      DESCRIPTION OF DOCUMENT                  HEREWITH       REFERENCE TO:
-----      -----------------------                  --------       -------------

3.1(b)     Certificate of Amendment of the                         Exhibit 3.1(b) of the 2000 Form 10-
           Certificate of Incorporation.                           KSB for the year ended December
                                                                   31, 2000

3.1(c)     Certificate of Designations, Powers,                    Exhibit 4.1 of the Current Report on
           Preferences and Rights  of the  Series A                Form 8-K filed on October 24,
           Redeemable  Participating Preferred                     2002.
           Stock.

3.2        Bylaws of the Company.                                  Exhibit 3.(ii) of the 1995
                                                                   Registration Statement.

10.1       1993 Stock Option Plan of the Company.                  Exhibit 10.28 of the 1995
                                                                   Registration Statement.

10.2       1995 Non-Employee Director Stock                        Exhibit 10.29 of the 1996 Form  10-
           Option Plan of the Company, adopted on                  KSB for the year ended December 31,
           October 6, 1995.                                        1995

10.3       Lease, dated as of February 1, 2000,                    Exhibit 10.48 of the 1999 Form 10-
           between the Company and 1350                            KSB for the year ended December
           Broadway Associates.                                    31, 1999.

10.4       Agreement and Plan of Merger dated                      Exhibit 99.1 of the Current Report on Form 8-K
           August 21, 2000 by and among Everlast                   filed November 7,
           Worldwide Inc. (f/k/a Active Apparel                    2000.
           Group, Inc.), Active Apparel NewCorp., a
           Delaware corporation and a wholly-owned
           subsidiary of the Company, Everlast World's
           Boxing Headquarters Corp., a New York
           corporation, Everlast Holding Corp., a
           Delaware corporation, and the stockholders of
           Everlast Holding.

10.5       2000 Stock Option Plan of the Company.                  Appendix B of Schedule 14A filed
                                                                   on October 3, 2000.

Exhibit                                                       Filed          Incorporated By
Index      Description of Document                            Herewith       Reference to:
-----      -----------------------                            --------       -------------

10.6       Form of Registration Rights Agreement.                            Appendix D of Schedule 14A filed on October 3,
                                                                             2000.

10.7       Lease dated January 28, 1974 by and between 780 East              Exhibit 10.52 of the 2000 Form 10-KSB for the
           132 Street Company and Everlast World's Boxing                    year ended December 31, 2000.
           Headquarters Corporation.

10.8       Lease Renewal and Modification dated April 30, 1994 by            Exhibit 10.53 of the 2000 Form 10-KSB for the
           and between 780 East 132 Street Company and Everlast              year ended December 31, 2000.
           World's Boxing Headquarters Corporation.

10.9       Loan Agreement dated March 1, 1996 by and between                 Exhibit 10.54 of the 2000 Form 10-KSB for the
           Industrial Development Authority of the City of                   year ended December 31, 2000.
           Moberly, Missouri and Everlast Fitness Mfg. Corp.

21         List of Subsidiaries                                  X

23.1       Consent of Independent Auditors                       X

99.1       Statement under oath of Chief Executive Officer       X

99.2       Statement under oath of Chief Financial Officer       X

(b) Financial Statement Schedule:

    1. Valuation and Qualifying Accounts.

(c) The Company  did not file any Current  Reports on Form 8-K during the fourth quarter of fiscal year 2002.

           In  accordance  with  Section 13 or 15(d) of the  Exchange  Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                                  Everlast Worldwide Inc.

                                                  By: /s/ George Horowitz
                                                      --------------------------
                                                      George Horowitz
                                                      Chairman and Chief
                                                      Executive Officer

Dated: March 28, 2003

           In accordance with the Exchange Act this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

 March 28, 2003                                 /s/ George Horowitz
                                                --------------------------------
                                                George Horowitz (Chairman; Chief
                                                Executive Officer; and Principal
                                                Executive Officer)

 March 28, 2003                                 /s/ Matthew F. Mark
                                                --------------------------------
                                                Matthew F Mark (Chief Financial
                                                Officer; and Chief Accounting
                                                Officer)

                                                --------------------------------
                                                James Anderson (Director)

 March 28, 2003                                 /s/ Rita Cinque Kriss
                                                --------------------------------
                                                Rita Cinque Kriss (Director)

 March 28, 2003                                 /s/ Larry Kring
                                                --------------------------------
                                                Larry Kring (Director)

 March 28, 2003                                 /s/ Edward Epstein
                                                --------------------------------
                                                Edward Epstein (Director)

                                                --------------------------------
                                                Ben Nadorf (Director)

                                                --------------------------------
                                                Wayne Nadorf (Director)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            Section 302 Certification

I, George Q Horowitz, certify that:

          1.   I have  reviewed  this  annual  report on Form  10-K of  Everlast
               Worldwide Inc.;

          2.   Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material  fact or omit to state a material fact  necessary  to make  the  statements  made,  in light of the
               circumstances   under  which  such   statements  were  made,  not
               misleading  with  respect  to the period  covered by this  annual report;

          3.   Based  on my  knowledge,  the  financial  statements,  and  other financial  information  included  in this annual  report,  fairly present in all material respects the financial condition, results of  operations  and cash flows of the  registrant as of, and for, the periods presented in this annual report;

          4.   The registrant's other certifying  officers and I are responsible
               for   establishing  and  maintaining   disclosure   controls  and
               procedures  (as defined in Exchange  Act Rules 13a-14 and 15d-14)
               for the registrant and we have:

               a)   designed such  disclosure  controls and procedures to ensure
                    that  material   information  relating  to  the  registrant,
                    including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this annual report is being prepared;

               b)   evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the  filing  date of this  annual  report  (the  "Evaluation
                    Date"); and

               c)   presented in this annual  report our  conclusions  about the effectiveness  of the  disclosure  controls  and  procedures based on our evaluation as of the Evaluation Date;

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

          6.   The registrant's  other certifying  officers and I have indicated
               in this  annual  report  whether  or not there  were  significant changes  in  internal  controls  or in other  factors  that could significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ George Q Horowitz
                                                --------------------------------
                                                George Q Horowitz
                                                Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            Section 302 Certification

I, Matthew F. Mark, certify that:

          1.   I have  reviewed  this  annual  report on Form  10-K of  Everlast
               Worldwide Inc.;

          2.   Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material  fact or omit to state a material fact  necessary  to make  the  statements  made,  in light of the
               circumstances   under  which  such   statements  were  made,  not
               misleading  with  respect  to the period  covered by this  annual report;

          3.   Based  on my  knowledge,  the  financial  statements,  and  other financial  information  included  in this annual  report,  fairly present in all material respects the financial condition, results of  operations  and cash flows of the  registrant as of, and for, the periods presented in this annual report;

          4.   The registrant's other certifying  officers and I are responsible
               for   establishing  and  maintaining   disclosure   controls  and
               procedures  (as defined in Exchange  Act Rules 13a-14 and 15d-14)
               for the registrant and we have:

               a)   designed such  disclosure  controls and procedures to ensure
                    that  material   information  relating  to  the  registrant,
                    including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this annual report is being prepared;

               b)   evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the  filing  date of this  annual  report  (the  "Evaluation
                    Date"); and

               c)   presented in this annual  report our  conclusions  about the effectiveness  of the  disclosure  controls  and  procedures based on our evaluation as of the Evaluation Date;

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

          6.   The registrant's  other certifying  officers and I have indicated
               in this  annual  report  whether  or not there  were  significant changes  in  internal  controls  or in other  factors  that could significantly  affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 27, 2003                          /s/ Matthew F. Mark
                                                       -------------------------
                                                       Matthew F. Mark
                                                       Chief Financial Officer

ITEM 8:  FINANCIAL STATEMENTS

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                               1-2f

Consolidated Balance Sheets                                                  3f

Consolidated Statements of Income                                            4f

Consolidated Statements of Changes in Stockholders' Equity                   5f

Consolidated Statements of Cash Flows                                        6f

Notes to Consolidated Financial Statements                               7f-33f

                                                                         Page 1f

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Everlast Worldwide Inc. and Subsidiaries
New York, NY

We have  audited  the  accompanying  consolidated  balance  sheets  of  Everlast
Worldwide  Inc.  and  subsidiaries  as of December  31,  2002 and 2001,  and the related consolidated  statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period  ended  December  31, 2002.
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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Everlast Worldwide
Inc. and  subsidiaries  as of December 31, 2002 and 2001, and the results of its operations  and its cash flows for each of the three  years in the period  ended
December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                                         Page 2f

As discussed in note 4, the Company  adopted  Statement of Financial  Accounting
Standards  No. 142,  Goodwill  and Other  Intangible  Assets.  Accordingly,  the
Company ceased amortizing goodwill as of January 1, 2002.

Our  audits of the  consolidated  financial  statements  referred  to above also included  an audit of the  financial  statement  schedule  listed  in the  index appearing under Item 15(b)(1). In our opinion, this financial statement schedule presents  fairly,  in all material  respects,  the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Berenson & Company LLP
------------------------------
Berenson & Company LLP
New York, NY
February 21, 2003

                                                                         Page 3f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                     ---------------------------
                          ASSETS                                                         2002            2001
                                                                                     ----------       ----------
Current assets:
   Cash and cash equivalents                                                        $ 2,530,452      $ 3,100,026
   Marketable equity securities                                                         308,841          457,308
   Accounts receivable, net                                                           7,697,847        6,447,168
   Inventories                                                                       11,460,160       12,661,534
   Prepaid expenses and other current assets                                            819,053          886,281
                                                                                    -----------      -----------
                  Total current assets                                               22,816,353       23,552,317

Property and equipment, net                                                           6,487,830        6,318,284
Goodwill                                                                              6,718,492        6,718,492
Trademarks, net                                                                      25,401,693       26,314,365
Restricted cash                                                                       1,003,701             --
Other assets                                                                          1,418,683        1,049,316
                                                                                    -----------      -----------
                                                                                    $63,846,752      $63,952,774
                                                                                    ===========      ===========
    LIABILITIES, REDEEMABLE PARTICIPATING
   PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Due to factor                                                                    $ 3,351,997      $   680,152
   Current maturities of long-term debt                                                 363,028           79,719
   Accounts payable                                                                   3,391,334        4,728,613
   Income taxes payable                                                                 553,850          719,177
   Accrued expenses and other current liabilities                                       794,543          933,090
   Redeemable preferred stock dividends payable                                       1,450,808        1,702,164
                                                                                    -----------      -----------
                  Total current liabilities                                           9,905,560        8,842,915

License deposits payable                                                                563,526          688,723
Long-term debt, net of current maturities                                             3,227,324          140,508
                                                                                    -----------      -----------
                                                                                     13,696,410        9,672,146
                                                                                    -----------      -----------
Series A redeemable participating preferred stock                                    35,000,000       40,000,000
                                                                                    -----------      -----------
Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.002; 19,000,000 shares authorized;
     3,182,236 issued, 3,172,936-2001; 3,008,236 outstanding,                             6,364            6,346
     2,998,936-2001
   Class A common stock, par value $.01; 100,000 shares
     authorized, issued and outstanding                                                   1,000            1,000
   Paid-in capital                                                                   11,662,825       11,642,105
   Retained earnings                                                                  4,205,179        3,207,736
   Accumulated other comprehensive income                                                 2,193          150,660
                                                                                    -----------      -----------
                                                                                     15,877,561       15,007,847
   Less: treasury stock, at cost (174,000 common shares)                                727,219          727,219
                                                                                    -----------      -----------
                                                                                     15,150,342       14,280,628
                                                                                    -----------      -----------
                                                                                    $63,846,752      $63,952,774
                                                                                    ===========      ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                                                         Page 4f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Years ended December 31,
                                                    -----------------------------------------------
                                                     2002               2001               2000
                                                    ---------       ------------       ------------

Net sales                                        $ 65,613,012       $ 52,951,510       $ 36,897,562

Cost of goods sold                                 46,729,288         34,929,074         23,455,377
                                                 ------------       ------------       ------------
Gross profit                                       18,883,724         18,022,436         13,442,185

Net  license revenues                               5,501,388          5,141,024            537,330
                                                 ------------       ------------       ------------
                                                   24,385,112         23,163,460         13,979,515
                                                 ------------       ------------       ------------

Operating expenses:
   Selling and shipping                            12,446,838         11,547,922          7,476,392
   General and administrative                       5,891,549          5,834,813          3,133,268
   Amortization expense                               912,672          1,193,485            196,635
                                                 ------------       ------------       ------------
                                                   19,251,059         18,576,220         10,806,295
                                                 ------------       ------------       ------------

Income from operations                              5,134,053          4,587,240          3,173,220
                                                 ------------       ------------       ------------

Other expense (income):
   Interest expense                                   777,159            531,256            432,512
   Investment income                                  (96,129)          (242,026)          (101,336)
   Miscellaneous                                         --              112,500               --
                                                 ------------       ------------       ------------
                                                      681,030            401,730            331,176
                                                 ------------       ------------       ------------

Income before provision for income taxes            4,453,023          4,185,510          2,842,044
Provision for income taxes                          2,004,772          1,846,614          1,416,313
                                                 ------------       ------------       ------------

Net income                                          2,448,251          2,338,896          1,425,731
Redeemable preferred stock dividends                1,450,808          1,674,840             27,324
                                                 ------------       ------------       ------------

Net income available to common stockholders      $    997,443       $    664,056       $  1,398,407
                                                 ============       ============       ============

Basic earnings per common share                  $        .32       $        .21       $        .52
                                                 ============       ============       ============

Diluted earnings per common share                $        .24       $        .14       $        .44
                                                 ============       ============       ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                                                         Page 5f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                                 Class A
                                                        Total                 Common stock                    common stock
                                                    comprehensive   ---------------------------        --------------------------
                                                        income        Shares            Amount          Shares           Amount
                                                        ------        ------            ------          ------           ------

Balance, January 1, 2000                                            2,492,581       $     5,333          100,000      $     1,000

Comprehensive income:
  Net income                                        $ 1,425,731
  Unrealized holding gain                               114,496
                                                    -----------
Comprehensive income                                $ 1,540,227
                                                    ===========

Issuance of stock pursuant to stock based
  compensation                                                          1,355                 3             --               --

Redeemable preferred stock dividends                                       --                --             --               --

Issuance of stock pursuant to merger agreement                        505,000             1,010             --               --
                                                                   ----------      ------------         --------     ------------
Balance, December 31, 2000                                          2,998,936             6,346          100,000            1,000

Comprehensive income:
  Net income                                        $ 2,338,896
  Unrealized holding gain                                36,164
                                                    -----------
Comprehensive income                                $ 2,375,060
                                                    ===========

Redeemable preferred dividends                                            --                --               --               --
                                                                   ---------       -----------          -------      -----------
Balance, December 31, 2001                                          2,998,936             6,346          100,000            1,000

Comprehensive income:
  Net income                                        $ 2,448,251
  Unrealized holding loss                              (148,467)
                                                    -----------
Comprehensive income                                $ 2,299,784
                                                    ===========

Exercise of stock options                                              9,300                18             --               --

Redeemable preferred stock dividends                                      --                --             --               --
                                                                   ---------       -----------          -------      -----------

Balance, December 31, 2002                                         3,008,236       $     6,364          100,000      $     1,000
                                                                   =========       ===========          =======      ===========

                                                                     (continued)

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                                                          Accumulated
                                                                            other           Treasury stock
                                             Paid-in        Retained     comprehensive    ------------------
                                             capital        earnings        income        Shares       Amount         Total
                                             -------        --------        ------        ------       ------         -----

Balance, January 1, 2000                   $  6,136,341    $  1,145,273   $       --     174,000   $   (727,219)  $  6,560,728

Comprehensive income:
  Net income                                                  1,425,731           --                                 1,425,731
  Unrealized holding gain                                          --          114,496                                114,496

Comprehensive income

Issuance of stock pursuant to stock based
  compensation                                    4,274            --             --        --             --            4,277
Redeemable preferred stock dividends               --           (27,324)          --        --             --          (27,324)

Issuance of stock pursuant to merger
  agreement                                   5,501,490            --             --        --             --        5,502,500
                                           -------------      ---------   ------------  --------    ------------   -----------

Balance, December 31, 2000                   11,642,105       2,543,680        114,496   174,000       (727,219)    13,580,408

Comprehensive income:
  Net income                                       --         2,338,896           --        --             --        2,338,896
  Unrealized holding gain                          --              --           36,164      --             --           36,164

Comprehensive income

Redeemable preferred dividends                     --        (1,674,840)          --        --             --       (1,674,840)
                                           -------------      ---------   ------------  --------    ------------   -----------
Balance, December 31, 2001                   11,642,105       3,207,736        150,660   174,000       (727,219)    14,280,628

Comprehensive income:
  Net income                                       --         2,448,251           --        --             --        2,448,251
  Unrealized holding loss                          --              --         (148,467)     --             --         (148,467)

Comprehensive income

Exercise of stock options                        20,720            --             --        --             --           20,738

Redeemable preferred stock dividends               --        (1,450,808)          --        --             --       (1,450,808)
                                           -------------   ------------   ------------  --------   -------------  ------------
Balance, December 31, 2002                 $ 11,662,825    $  4,205,179   $      2,193   174,000   $   (727,219)  $ 15,150,342
                                           =============   ============   ============  ========   =============  ============

                                                                         Page 6f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years ended December 31,
                                                                                    ----------------------------------------------
                                                                                     2002              2001               2000
                                                                                    -------       ------------       -------------
Cash flows from operating activities:
   Net income                                                                  $  2,448,251       $  2,338,896       $  1,425,731
   Adjustments to reconcile net income to
    net cash provided by operating activities:
        Bad debts                                                                    52,496            191,434               --
        Depreciation                                                                559,110            529,655            243,757
        Amortization                                                                912,672          1,193,485            196,635
        (Increase) decrease in cash surrender value of                              (92,600)            80,000              2,120
          life insurance policies
        Interest income on restricted cash                                           (3,701)              --                 --
        Deferred income taxes                                                       (84,070)              --                 --
        Stock based compensation                                                       --                 --                4,277
        Loss on disposal of fixed assets                                               --               16,003               --
        Changes in assets (increase) decrease:
         Accounts receivable                                                     (1,303,175)        (1,786,588)          (601,475)
         Inventories                                                              1,201,374         (3,945,600)         1,591,819
         Prepaid expenses and other current assets                                  151,298             51,251            (21,351)
         Other assets                                                              (276,767)          (507,217)           149,250
        Changes in liabilities increase (decrease):
         Accounts payable, income taxes payable and
            accrued expenses and other liabilities                               (1,641,153)         2,208,690            675,192
         License deposits payable                                                  (125,197)            15,761               --
                                                                                -----------      -------------          ---------
                 Net cash provided by operating activities                        1,798,538            385,770          3,665,955
                                                                                -----------      -------------          ---------
Cash flows from investing activities:
   Cash obtained pursuant to merger                                                    --                 --           16,163,567
   Transaction costs directly attributable to merger                                   --                 --           (1,396,012)
   Cash paid pursuant to merger                                                        --                 --          (10,000,000)
   Acquisition of property and equipment                                           (728,656)          (280,084)          (208,935)
   Repayment of note receivable, officer                                               --                 --               91,200
                                                                                -----------      -------------          ---------
                 Net cash provided (used) by investing activities                  (728,656)          (280,084)         4,649,820
                                                                                -----------      -------------          ---------
Cash flows from financing activities:
   Proceeds from long-term debt                                                   3,516,049               --                 --
   Repayment of long-term debt                                                     (145,924)        (3,488,632)           (49,264)
   Increase (decrease) in due to factor                                           2,671,845          4,332,505         (2,103,306)
   Redemption of participating preferred stock                                   (5,000,000)        (5,000,000)              --
   Issuance of common stock                                                          20,738               --                 --
   Proceeds from loans from cash surrender value
     of life insurance policies                                                        --              748,166               --
   Payment of preferred stock dividend                                           (1,702,164)              --                 --
   Restricted cash                                                               (1,000,000)           950,000           (950,000)
                                                                                -----------      -------------          ---------
                 Net cash used by financing activities                           (1,639,456)        (2,457,961)        (3,102,570)
                                                                                -----------      -------------          ---------

Net increase (decrease) in cash and cash equivalents                               (569,574)        (2,352,275)         5,213,205
Cash and cash equivalents, beginning of year                                      3,100,026          5,452,301            239,096
                                                                               ------------      -------------       ------------
Cash and cash equivalents, end of year                                         $  2,530,452       $  3,100,026       $  5,452,301
                                                                               ============      =============       ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                                                         Page 7f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

1.    Merger:

      On October 24,  2000,  the Company  completed  a merger  whereby  Everlast
      Holding Corp. ("Everlast"),  the parent company of Everlast World's Boxing
      Headquarters  Corp.  and  subsidiaries,  was merged  with and into  Active
      Apparel New Corp.,  a wholly-owned  subsidiary of the Company.  The merger involved an aggregate  purchase  price of $61.9  million  comprised of the following:  (i) the  issuance of 505,000  shares of $.002 par value common stock  of the  Company;  (ii)  $45  million  of  redeemable  participating preferred stock;  (iii) $10 million in cash; and (iv)  approximately  $1.4 million in  transaction  costs.  Contingent  consideration  of  additional shares of common stock may be issued,  or, at the  Company's  option,  pay such consideration in cash, on October 24, 2005 if certain conditions have not been achieved.

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
                                                                                           -----------
                                                                                            61,898,512
                                                                                           -----------
           Allocation of purchase price:
              Net book value of Everlast                                                    26,014,388
              Adjustments to reflect fair value of tangible and intangible assets:
                 Land and building                                                           1,050,000
                 Inventories                                                                   518,576
                 Trademarks                                                                 27,380,000
                                                                                           -----------
                                                                                            54,962,964
                                                                                           -----------
           Excess of purchase price over the fair value of
             net assets acquired (Goodwill)                                               $  6,935,548
                                                                                           ===========

                                                                         Page 8f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

2.    Basis of presentation:

      The accompanying  consolidated statements of income and cash flows for the year ended  December 31, 2000 include  Everlast for the period October 25,
      2000 to December 31, 2000.  Unaudited  proforma  combined net revenues and net income assuming the merger occurred January 1, 2000 were as follows:

                                                                               Year ended
                                                                              December 31,
                                                                                 2000
                                                                         ----------------------
                                                                         (in thousands, except
                                                                         for earnings per share)

            Net revenues:
               Everlast Worldwide Inc.                                          $32,634
               Everlast World's Boxing Headquarters Corp. and subsidiaries       21,173
                                                                                -------
                                                                                $53,807
                                                                                =======
            Net income:
               Everlast Worldwide Inc.                                          $ 1,563
               Everlast World's Boxing Headquarters Corp. and subsidiaries        1,746
                                                                                -------
                                                                                $ 3,309
                                                                                =======
            Redeemable participating preferred stock dividends                  $ 2,365
                                                                                =======

            Earnings per common share:
               Basic                                                            $   .30
                                                                                =======
               Diluted                                                          $   .18
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

                        DECEMBER 31, 2002, 2001 AND 2000

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

      c.  Cash concentration:

          The  Company  maintains  its  cash and cash  equivalents  accounts  at various commercial banks. The cash balances are insured by the Federal
          Deposit Insurance  Corporation  (FDIC) up to $100,000 at each bank. At
          December 31, 2002,  the amount of bank  balances in excess of the FDIC limit is approximately $1,711,000.

                                                                        Page 10f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.    Significant accounting policies: (Continued)

      d.   Inventories:

           Inventories  are  stated  at the lower of cost  (first-in,  first-out basis) or market.

      e.   Accounts receivable:

           The accounts receivable arise in the normal course of business. It is
           the  policy  of  management  to  review  the   outstanding   accounts
           receivable  at  year  end,  as  well  as  the  bad  debt   write-offs
           experienced  in the past,  and  establish an  allowance  for doubtful
           accounts  for  uncollectible   amounts.  An  allowance  for  doubtful
           accounts of $276,000 and $257,000 has been established as of December
           31, 2002 and 2001, respectively.

      f.   Property and equipment:

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

      g.   Fair value of financial instruments:

           i.   Cash and cash equivalents:

                The carrying  amounts  reflected in the balance  sheets for cash and  cash  equivalents,  none of  which  are  held  for  trading purposes,  approximates  fair value due to the short maturity of these instruments.

           ii.  Accounts receivable, due to factor and accounts payable:

                The carrying amounts of accounts  receivable,  due to factor and accounts  payable  approximate  their fair values because of the short maturities of these instruments.

>

                                                                        Page 11f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.    Significant accounting policies: (Continued)

      g.  Fair value of financial instruments: (Continued)

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

      h.  Intangible assets:

          i.    Goodwill:

                Effective  January 1, 2002,  the Company  adopted  Statement  of
                Financial  Accounting  Standards  No.  142,  Goodwill  and Other
                Intangibles.  SFAS 142 addresses the  financial  accounting  and reporting for acquired goodwill and other intangible  assets. As a result of adopting SFAS 142,  goodwill is no longer amortized.
                Rather,  goodwill is subject to a periodic impairment test based upon its fair value.  During the year ended  December  31, 2002, the Company completed its impairment  review of goodwill,  which indicated  that there was no  impairment.  The  following  table provides a  reconciliation  of reported net income for the prior years to  adjusted  net income  had SFAS 142 been  applied as of
                January 1, 2000.

                                                                    Years ending December 31,
                                                                    -------------------------
                                                                      2001            2000
                                                                      ----            ----

                           Reported net income                     $2,338,896     $1,425,731
                           Add back:  goodwill amortization           173,389         43,667
                                                                   ----------     ----------
                           Adjusted net income                     $2,512,285     $1,469,398
                                                                   ==========     ==========

>

                                                                        Page 12f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.    Significant accounting policies: (Continued)

      h.  Intangible assets: (Continued)

          i.    Goodwill: (Continued)
                                                              Years ending December 31,
                                                              -------------------------
                                                                2001          2000
                                                              --------       --------
                           Basic earnings per share:
                              Reported net income               $0.21        $0.52
                              Goodwill amortization              0.06         0.02
                                                                -----        -----
                              Adjusted net income               $0.27        $0.54
                                                                =====        =====

                           Diluted earnings per share:
                              Reported net income               $0.14        $0.44
                              Goodwill amortization              0.03         0.02
                                                                -----        -----
                              Adjusted net income               $0.17        $0.46
                                                                =====        =====

          ii.   Trademarks:

                Pursuant to the merger  agreement (note 1), the Company acquired certain trademarks. These costs are amortized over 30 years. For the years ended  December  31,  2002,  2001 and 2000,  trademark amortization  expense  was  $912,672,  $912,667,  and  $152,968, respectively.

                Trademarks are as follows:

                                                                  2002                        2001
                                                               -----------                  -----------
                Gross carrying amount of
                Trademarks at cost                             $27,380,000                  $27,380,000

                Accumulated amortization                         1,978,307                    1,065,635
                                                               -----------                  -----------
                Trademarks - net                               $25,401,693                  $26,314,365
                                                               ===========                  ===========

                The  estimated  aggregate  amortization  expense for each of the five successive years is $913,000 per year.

>

                                                                        Page 13f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.       Significant accounting policies: (Continued)

         i. Concentration of credit risk:

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

         j. Income taxes:

            The Company and its wholly-owned subsidiaries, with the exception of
            Everlast   Sports   International,   Inc.   ("ESI"),   will  file  a
            consolidated  federal income tax return. ESI qualifies as a Domestic
            International Sales Corporation (DISC),  which results in a deferral of tax on its income.  No deferred tax liability has been  recorded, since the Company does not anticipate the  repatriation  of earnings in the  foreseeable  future.  ESI is authorized to operate in Canada and files a separate  Canadian income tax return  reporting only the income from that country. The provision for income tax is based upon the  consolidated  taxable  income  including  that portion of ESI's
            Canadian  income.  Various  state and local  income tax  returns are filed pursuant to reporting requirements in those locales.

         k. Advertising expense:

            The Company expenses  advertising costs as they are incurred.  As of
            December  31,  2002,   2001  and  2000,  the  Company  had  incurred
            advertising and promotional  expenses of  approximately  $3,210,000,
            $3,640,000 and $1,326,000, respectively.

         l. Estimates:

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

                                                                        Page 14f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.       Significant accounting policies: (Continued)

         m. Shipping and handling costs:

            Shipping  and  handling  costs  totaling  approximately  $1,635,000,
            $1,505,000 and $989,000 for the years ended December 31, 2002,  2001 and  2000,  respectively,  are  included  in  selling  and  shipping expenses on the income statement.

         n. Accounting for stock based compensation:

            The Company  applies APB  Opinion 25 to account for  employee  stock option plans (note 15).  Accordingly,  no compensation cost has been recognized  in 2002,  2001 and  2000.  Had  compensation  cost  been determined  on the  basis of FASB  Statement  123,  net  income  and earnings per share would have been reduced as follows:

                                                    2002             2001              2000
                                              -------------    -------------     -------------

Net income as reported                        $   2,448,251    $   2,338,896     $   1,425,731

Deduct:  total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects
                                                     33,387           51,896            50,749
                                              -------------    -------------     -------------

Pro forma net income                          $   2,414,864    $   2,287,000     $   1,374,982
                                              -------------    -------------     -------------

Earnings per share:

   Basic - as reported                              $.32             $.21              $.52
                                                    ====             ====              ====

   Basic - pro forma                                $.32             $.21              $.50
                                                    ====             ====              ====

   Diluted - as reported                            $.24             $.14              $.44
                                                    ====             ====              ====

   Diluted - pro forma                              $.24             $.13              $.43
                                                    ====             ====              ====

The fair value of compensation was computed using an option-pricing model, which took into account the following factors as of the grant date:

o    the exercise price and expected life of the option

o    the current price of the stock and its expected volatility

                                                                        Page 15f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.       Significant accounting policies: (Continued)

         n. Accounting for stock based compensation: (Continued)

            o    expected dividends, if any

            o    the  risk-free  interest  rate for the expected  term of the option using Treasury Note rates with a remaining term equal to the expected life of the options

         o. Foreign currency exchange rate gains and losses:

               Foreign  currency   transactions  are  based  on  the  functional
               currency  of the  United  States  dollar.  Translation  gains and losses of such  transactions  are  included  in the  consolidated statements of income.

         p. Impairment of long-lived assets:

               Long-lived  assets  such as  property,  plant and  equipment  and trademarks,  are  reviewed  for  impairment  whenever  events  or changes in  circumstances  indicate that the carrying  amount may
               not  be  recoverable.   If  the  total  of  the  expected  future
               undiscounted  cash flows is less than the carrying  amount of the asset, a loss is recognized  for the difference  between the fair value and carrying value of the asset.

         q. Revenue recognition:

               Product revenues are recognized upon shipment of inventory to the customers.  License  revenues are recognized based upon the terms of the underlying license agreements.

         r. Reclassifications:

               The 2001 and 2000 financial statements have been reclassified for comparative purposes to conform to the 2002 presentation.

         s. Recent pronouncements:

               In April 2002,  the FASB issued SFAS No. 145,  Rescission of FASB
               Statements Nos. 4, 44 and 64,  Amendment of FASB Statement No. 13
               and Technical Corrections. SFAS No. 145 requires gains and losses on  extinguishment  of debt to be  classified  as a component  of income from continuing operations rather than as an extraordinary item, and to reclassify such items for all periods presented.

                                                                        Page 16f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

4.       Significant accounting policies: (Continued)

         s. Recent pronouncements: (Continued)

            In June 2002,  the FASB approved SFAS No. 146,  Accounting for Costs
            Associated  with  Exit  or  Disposal  Activities.  SFAS  No.  146 is
            effective   after  December  31,  2002,   and  addresses   financial
            accounting and reporting for costs  associated with exit or disposal activities and nullifies EITF issue No. 94-3, Liability  Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
            Activity.  The primary difference between SFAS No. 146 and EITF 94-3 concerns the timing of liability recognition.

            As of December  2002, the Company  adopted SFAS No. 148,  Accounting
            for  Stock-Based   Compensation-Transaction   and   Disclosure,   an
            Amendment  of FASB  No.  123.  SFAS  No.  148  revises  the  methods permitted  by SFAS No. 123 of  measuring  compensation  expense  for stock-based  employee  compensation  plans.  The  Company  uses  the intrinsic  value method  prescribed in Accounting  Principles  Board
            Option No. 25, as  permitted  under SFAS No.  123.  Therefore,  this change did not have a material  effect on the financial  statements.
            SFAS No. 148 requires the Company to disclose pro forma  information related to  stock-based  compensation,  in accordance  with SFAS No.
            123, on a quarterly  basis in addition to the current  annual  basis disclosure.  The Company will report the pro forma information on an interim basis beginning with the March 31, 2003 Form 10Q.

            In November 2002,  the FASB issued FIN 45, which expands  previously issued accounting  guidance and disclosure  requirements for certain guarantees.  FIN 45  requires  the Company to  recognize  an initial liability for the fair value of an  obligation  assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability  will be applied on a prospective  basis to guarantees issued or modified after December 31, 2002.

            The Company will adopt these  statements as of respective  effective dates,  and does not expect  them to have a  material  impact on its consolidated financial position or results of operations.

                                                                        Page 17f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

5.       Marketable equity securities:

         The Company has  marketable  equity  securities  that are classified as available-for-sale  securities.  These securities have been recorded at their fair market  value of $308,841  and $457,308 at December 31, 2002 and 2001.  A net  unrealized  holding  gain,  amounting  to $2,193  and
         $150,660,  has been included in stockholders' equity as of December 31,
         2002 and 2001.

6.       Due to factor:

         Certain of the  Company's  accounts  receivable  are  assigned  without recourse  to  a  commercial  factor.  The  amount  due  to  the  factor represents  advances  received  in excess of net  sales  assigned.  The amount due to the factor is net of a provision  for future  chargebacks of  approximately  $150,000 and $212,000 at December 31, 2002 and 2001.
         Interest  is  charged at 1% above  prime on  advances.  This  factoring
         arrangement   is   collateralized   by  the   Company's   factored  and
         non-factored accounts receivable and certain finished goods.

7.       Inventories:

         Inventories consist of:
                                                                  2002                         2001
                                                               -----------                  -----------

                Raw materials                                  $ 2,067,637                  $ 3,154,346
                Work-in-process                                  2,181,506                    1,394,288
                Finished goods                                   7,211,017                    8,112,900
                                                               -----------                  -----------
                                                               $11,460,160                  $12,661,534
                                                               ===========                  ===========

8.      Property and equipment:
                                                                   2002                        2001
                                                               -----------                  -----------

                Land                                           $   309,100                  $   309,100
                Buildings and building improvements              5,295,912                    5,252,017
                Furniture and fixtures                             572,649                      560,722
                Machinery and equipment                          3,816,490                    3,193,821
                Vehicles                                           265,249                      279,402
                                                               -----------                  -----------
                                                                10,259,400                    9,595,062
                Less: accumulated depreciation                   3,771,570                    3,276,778
                                                               -----------                  -----------
                                                               $ 6,487,830                  $ 6,318,284
                                                               ===========                  ===========

                                                                        Page 18f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

9.       Cash surrender value, life insurance:

         The  Company  is the  owner  of cash  surrender  value  life  insurance policies on the life of a current  stockholder  and director.  The face value of these  policies  approximates  $1.6  million.  At December 31,
         2002, the cash value, net of outstanding loans of $956,885, is $261,060 and is included in other assets.  At December 31, 2001, the cash value, net of outstanding  loans of $956,885,  was $167,146 and is included in other assets.

10.      Long-term Debt:

         Long-term debt consists of the following:

                                                                                         2002                 2001
                                                                                      ----------            --------

         Term loan of $3,350,000 due in sixty monthly  payments of principal and interest,  based  on an  amortization  of 180  months,  with a  balloon payment due on the sixtieth  month.  The interest  rate is equal to the thirty day LIBOR yield plus 4% (5.4% at December  31,  2002).  The term loan is secured by property  and  equipment  having a net book value of
         $3,360,736.  The term loan  requires  maintenance  of minimum cash flow coverage, as defined. A letter of credit of $1,000,000 must be in place during the entire term of this loan.  The  Company's  factor has issued this letter of credit on behalf of the Company.  As collateral  for the letter of credit,  the Company has cash  restricted as to withdrawal of
         $1,003,701                                                                    $3,312,778            $    -

         Various  equipment  loans due in monthly  installments of principal and interest  through  2005.  The interest  rates on these loans range from
         7.50%  to  8.77%                                                                 277,574             220,227
                                                                                       ----------            --------
                                                                                        3,590,352             220,227
         Less  current maturities                                                         363,028              79,719
                                                                                       ----------            --------

                                                                                       $3,227,324            $140,508
                                                                                       ==========            ========

                                                                        Page 19f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

10.      Long-term Debt: (Continued)

         Annual maturities of long-term debt are approximately as follows:

                  Twelve months ending December 31,    2003          $   363,000
                                                       2004              335,000
                                                       2005              249,000
                                                       2006              223,000
                                                       2007            2,420,000

11.      Series A Redeemable participating preferred stock:

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

         The Company  redeemed  5,000 shares  ($5,000,000  redemption  value) on
         December  31, 2002 and 2001,  and is required  to redeem  5,000  shares every  December 31st,  until all of the shares have been redeemed.  The
         Company has the option to redeem all of the preferred shares at the end of any  quarter or an  additional  amount  greater  than the  mandatory redemption  at the end of any year  (December  31st).  The  Company  is required  to  pay  105%  of  the  redemption  value  for  any  optional redemption that is made.

         If the Company fails to make any mandatory  redemption  payment  within thirty  days after it is due,  all  licenses  and  trademarks  obtained pursuant to the merger will be assigned back to the former stockholders of  Everlast,  effective  60  days  following  the  assignment,  if not remedied.

         Commencing on the date of issue,  the preferred shares accrue dividends equal to two-thirds (2/3) of the "net after tax profits"  multiplied by the  "outstanding  redeemable  percentage."  Net after tax  profits  is defined  in the  agreement  as net  income  after  taxes  (pursuant  to generally accepted accounting principles) plus goodwill amortization as it relates to the merger,  plus  compensation from the granting and the
         exercise  of  the  Company's   employee  stock   options.   Outstanding
         redeemable  percentage  is defined in the  agreement  as the  aggregate redemption value of the preferred shares  outstanding as of January 1st divided by $45 million. The percentage of net income (as defined) to be paid to holders of preferred stock is as follows:

                        Twelve months ended December 31, 2002              59.3%
                                                         2003              51.9%
                                                         2004              44.4%
                                                         2005              37.0%
                                                         2006              29.6%
                                                         2007              22.2%
                                                         2008              14.8%
                                                         2009               7.4%

                                                                        Page 20f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

11.      Series A Redeemable participating preferred stock: (Continued)

         Dividends are due March 31st of the succeeding  fiscal year, except for dividends  accrued from the issue date to December 31, 2000, which were due March 31, 2002.  As of December  31, 2002,  the Company has accrued dividends of $1,450,808 on these preferred shares.

         If a dividend  payment is not made when scheduled,  the Company will be subject to the same terms and  conditions  as a default on a  mandatory redemption payment.

         Minimum redemption amounts are as follows:

                  Twelve months ending December 31, 2003               $  5,000,000
                                                    2004                  5,000,000
                                                    2005                  5,000,000
                                                    2006                  5,000,000
                                                    2007                  5,000,000
                                     2008 and thereafter                 10,000,000

12.      Commitments and contingencies:

         a. Lease commitments:

            The  Company  has four  leases for  office,  showroom,  factory  and warehouse  space,  one of which will  expire  April 30, 2004 and the other three will expire on April 30, 2005.

            At December 31, 2002,  future minimum rental payments required under the noncancellable leases are approximately as follows:

                  Twelve months ending December 31, 2003              $  701,000
                                                    2004                 434,000
                                                    2005                 100,000
                                                                      ----------
                                     Total                            $1,235,000
                                                                      ==========

            Rent expense for the years ended  December  31,  2002,  and 2001 was
            $746,000 for each year and $359,000 for the year ended  December 31,
            2000.

>

                                                                        Page 21f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

12.      Commitments and contingencies: (Continued)

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

            ii.   The Company  has an  employment  agreement  with a senior vice president  with  an  initial  term  of  five  years,  expiring
                  September 24, 2005. The agreement will automatically renew for successive  one-year  terms unless  terminated by either party upon 60 days prior written notice. The employee will receive a base salary starting at $150,000,  a guaranteed  minimum bonus starting  at  $100,000,  and an  additional  bonus  based on a defined formula and be allowed to participate in the Company's employee benefits package.

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

>

                                                                        Page 22f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

12.      Commitments and contingencies: (Continued)

         b. Employment agreements: (Continued)

            The  minimum  payments  for  base  salaries  (including   guaranteed
            bonuses) pursuant to the employment  agreements are approximately as follows:

                Twelve months ending December 31,  2003          $687,000
                                                   2004           570,000
                                                   2005           504,000

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

                  On November 30,  2001,  the claims  against the officers  were dismissed by the Court.  The plaintiff  had indicated  that it will appeal this decision and order.

                  On December 23,  2002,  the case against the Company on appeal was  dismissed.  The plaintiff  has filed a limited  notice of appeal.

                  After  reviewing  this case with the Company's  legal counsel, management  believes  that  there  is no  merit  to any of the remaining  causes  of  action  alleged  in the  complaint  and intends to continue to contest the matter vigorously.

>

                                                                        Page 23f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

12.      Commitments and contingencies: (Continued)

         d. Contingencies: (Continued)

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
                  2002,  2001 and  2000  were  $102,258,  $87,427  and  $11,020,
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

>

                                                                        Page 24f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

12.      Commitments and contingencies: (Continued)

         f. Profit-sharing plans:

            The  Company  maintains  two  401(k)  profit-sharing  plans  for all qualified non-union, full-time employees. The plans contain a profit sharing  component with tax deferred  contributions to each employee based upon  certain  criteria  and also  permits  employees  to make contributions  up to the maximum limits allowed by Internal  Revenue
            Code  Section  401(k).  Pursuant  to one of the plans,  the  Company matches  40% of the first 5% of each  employee's  contribution.  The
            Company  does not match  the  employee's  contribution  on the other plan. The Company's contributions were $40,387,  $41,282 and $41,282 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.      Licensing revenues:

         i. The Company,  as licensor,  has numerous  licensing and distribution agreements  with  varying  expiration  dates,  the majority of which expire in  December  2005.  Pursuant  to the terms of the  licensing agreements,  the Company is scheduled to receive approximate minimum royalty payments as follows:

                  Twelve months ending December 31, 2003             $6,352,000
                                                    2004              7,370,000
                                                    2005              5,848,000
                                                    2006              1,819,000
                                                    2007              1,869,000
                                     2008 and thereafter              7,150,000

            Net licensing  revenue  generated  for the years ended  December 31,
            2002, 2001 and 2000 amounted to $5,501,388, $5,141,024 and $537,330, respectively.  These licensing revenues are reflected net of related expenses of $711,000, $647,000 and $53,000,  respectively.  The year
            2000 reflects  license revenue from October 25, 2000 to December 31,
            2000. On an unaudited  proforma basis, net licensing revenue for the year ended December 31, 2000 amounted to $3,677,401.

         ii.In connection  with the license  agreements,  certain  licensees are required to make a specified  minimum  cash  deposit to the Company.
            The deposit is  refundable  to the licensee  upon  expiration of the license  agreement.  At December  31, 2002 and 2001,  the amounts on deposit totaled $563,526 and $688,723,  respectively.  These amounts are reflected as  liabilities  to licensees on the December 31, 2002 balance sheet.

                                                                        Page 25f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

14.      Stockholders' equity:

         a. Common stock:

            On October 24, 2000,  the Company's  stockholders  voted to increase the number of authorized  shares of par value $.002 common stock, by
            9.0 million shares, to 19.0 million common shares.

         b. Class A common stock:

            The holder of the Class A common stock is entitled to five votes per share on all  matters  upon  which  each  holder of common  stock is entitled to vote.

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

         ii.1995 Non-employee Director Stock Option Plan:

            The 1995  non-employee  director  stock  option  plan  provides  for automatic  grants of options to purchase 3,000 shares and thereafter yearly  grants to  purchase  3,000  shares  of common  stock to each active director serving on the Board at the time of the grant who is not an  officer  or  employee  of the  Company.  The  Director  Plan provides  additional grants of options to non-employee  directors of
            100  shares to the  Chairman  of a  committee  and 200 shares to the
            Chairman and  Secretary of the Board of Directors.  Options  granted vest in three years and have a term of seven years.

>

                                                                        Page 26f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

15.      Stock option plans: (Continued)

        iii.2000 Stock Option Plan:

            The Board of Directors will designate  options  granted  pursuant to this plan as incentive or nonqualified.  The number of the Company's common  stock,  par value  $.002 per share,  subject to this plan is
            1,000,000.  The maximum allowable grant to any individual in any one year is  600,000  shares.  In the  case of  incentive  options,  the exercise price shall be at minimum equal to the fair market value of the Company's common stock on the day the option is granted.  In the case of  non-qualified  options,  the exercise price shall be 80% or more of the fair market value of the  Company's  common stock on the day the option is granted.  Options granted to a stockholder holding more than 10% of the  combined  voting  power,  shall have  exercise prices  equal to or  greater  than 100% and 110% of the fair  market value of the  Company's  common  stock on the  date  the  option  is granted for incentive and non-qualified options,  respectively.  The
            Board of Directors can make an appropriate and equitable  adjustment in the number and kind of shares  reserved for  issuance  under this plan and in the number and  option  price of shares for  outstanding options in the event of a capital change in the Company. The options granted vest immediately and have a ten-year term, unless granted to a  stockholder  with a greater than 10% combined  voting  power,  in which case the term is five years.

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

>

                                                                        Page 27f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

15.      Stock option plans: (Continued)

                                                                 SHARES
                                    --------------------------------------------------------------------
                                                                  1995                         Weighted
                                      2000         1993           Non-employee                 average
                                      Stock        Stock        director stock                 exercise
        2002                        option plan   option plan    option plan         Total      price
        ----                        -----------   -----------    -------------      -------    ---------

Outstanding at January 1             505,000       341,679          64,200          910,879      $7.52

Granted                               50,500          --             9,500           60,000      $2.61

Cancelled                               --          63,500           6,300           69,800      $2.69

Exercised                               --            --             9,300            9,300      $2.23
                                     -------       -------          ------          -------
Outstanding at December 31           555,500       278,179          58,100          891,779      $7.63
                                     =======       =======          ======          =======

Exercisable at December 31           555,500       244,512          42,267          842,279      $7.92
                                     =======       =======          ======          =======

                                                                 SHARES
                                    --------------------------------------------------------------------
                                                                  1995                         Weighted
                                      2000         1993           Non-employee                 average
                                      Stock        Stock        director stock                 exercise
        2001                        option plan   option plan    option plan         Total      price
        ----                        -----------   -----------    -------------      -------    ---------

Outstanding at January 1             505,000      285,679           54,700          845,379       $7.88

Granted                                 --         60,000            9,500           69,500       $2.92

Cancelled                               --          4,000             --              4,000       $2.63

Exercised                               --           --               --               --
                                     -------      -------           ------          -------
Outstanding at December 31           505,000      341,679           64,200          910,879       $7.52
                                     =======      =======           ======          =======
Exercisable at December 31           505,000      244,684           48,368          798,052       $8.14
                                     =======      =======           ======          =======

                                                                        Page 28f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

15.      Stock option plans: (Continued)

                                                                 SHARES
                                 --------------------------------------------------------------------
                                                                    1995                      Weighted
                                   2000            1993           Non-employee                 average
                                   Stock           Stock         director stock                exercise
             2000               option plan      option plan      option plan      Total         price
             ----               -----------      -----------     --------------   -------     ---------

Outstanding at January 1                 -          285,679           54,700       340,379        $2.98

Granted                               505,000          -                -          505,000       $10.77

Cancelled                                -             -                -             -

Exercised                                -             -                -             -
                                      -------       -------           ------       -------
Outstanding at December 31            505,000       285,679           54,700       845,379        $7.88
                                      =======       =======           ======       =======

Exercisable at December 31            505,000       188,325           56,914       750,239        $8.12
                                      =======       =======           ======       =======

                                                     Outstanding                                  Exercisable
                                 --------------------------------------------------     ------------------------------
                                                     Weighted-             Weighted-                         Weighted-
                                                      average              average                           average
                                                 contractual life          exercise                          exercise
    Exercise price range          Shares           remaining                price        Shares              price
    --------------------          ------           ---------                -----        ------              -----

         $.85  -   $2.35         180,346            6.59 years            $  2.15        164,513              $2.14
        $3.00  -   $3.97         114,078            7.18 years               3.49         80,411               3.67
        $4.00  -   $6.25         207,855            7.80 years               4.78        207,855               4.78
        $9.38  -  $13.00         389,500            7.70 years              12.91        389,500              12.91
                                 -------                                                 -------
                 Total           891,779            7.16 years               7.63        842,279               7.92
                                 =======                                                 =======

The weighted-average  grant-date fair value for options granted during the years ended December 31, 2002, 2001 and 2000 was $2.80, $2.88 and $2.81, respectively.

>

                                                                        Page 29f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

16.      Income taxes:

         For the years ended December 31, 2002, 2001 and 2000, the Company had a provision for income taxes consisting of the following:

                                                             2002              2001                2000
                                                         ----------          ----------          ----------
                    Current tax provision:
                       Federal                           $1,590,013          $1,249,789          $1,087,382
                       State and local                      409,454             388,157             307,449
                       Foreign                               89,375             208,668              21,482
                                                         ----------          ----------          ----------

                                                          2,088,842           1,846,614           1,416,313
                                                         ----------          ----------          ----------
                    Deferred tax benefit:
                       Federal                           $  (29,380)         $        -          $        -
                       State and local                      (14,690)                  -                   -
                       Foreign                              (40,000)                  -                   -
                                                         ----------          ----------          ----------
                                                            (84,070)                  -                   -
                                                         ----------          ----------          ----------
                                Total                    $2,004,772          $1,846,614          $1,416,313
                                                         ==========          ==========          ==========

         Included in prepaid expenses and other current assets is a deferred tax asset of  $239,469  and  $155,399  as of  December  31,  2002 and 2001,
         respectively,  which  primarily  consists of the  temporary  difference between the book and tax basis of  inventory,  provision  for bad debts and a foreign net operating loss carryforward.

         The following is a reconciliation  of the reported amount of income tax expense to the  amount of income tax  expense  that would  result  from applying  domestic  federal  statutory  rates to income  before  income taxes:

                                                            YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                           2002     2001     2000
                                                           ----     ----     ----

         Federal income tax rate                          34.0%    34.0%    34.0%
         State taxes, net of federal income tax benefit    6.1      6.1      7.1
         Nondeductible amortization of
           intangible assets and other items               7.9     10.8      3.2
         Foreign income taxes                              2.0      5.0       .7
         Work credit and other credits                    (4.4)    (9.3)    --
         Other                                             (.6)    (2.5)     4.8
                                                           ----     ----    ----
                                                          45.0%    44.1%    49.8%
                                                          ====     ====     ====

>

                                                                        Page 30f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

17.      Economic dependency:

         For the years ended  December  31,  2002,  2001 and 2000,  one customer accounted for approximately 11%, 13% and 15% of sales, respectively.

18.      Geographic data:

         Geographic information for net sales is as follows:

                                                                         2002                2001                2000
                                                                      -----------          -----------       -----------
           U.S.                                                       $60,116,686          $48,263,348       $33,818,319
           Canada                                                       5,227,786            4,184,216         2,948,302
           Other foreign countries                                        268,540              503,946           130,941
                                                                      -----------          -----------       -----------
                                                                      $65,613,012          $52,951,510       $36,897,562
                                                                      ===========          ===========       ===========

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

                                                                          2002                 2001             2000
                                                                      ----------           ----------           -------

           Net income available to common stockholders:
              Net income                                              $2,448,251           $2,338,896        $1,425,731
              Redeemable participating
                preferred stock dividends                             (1,450,808)          (1,674,840)          (27,324)
                                                                      ----------           ----------           -------

                                                                      $  997,443           $  664,056        $1,398,407
                                                                      ==========           ==========        ==========

                                                                        Page 31f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

19.      Earnings per share: (Continued)
                                                                           2002             2001        2000
                                                                         ---------       ---------    ---------
           Basic weighted average
             common stock outstanding                                    3,101,261       3,098,936    2,685,505

           Effect of dilutive securities:
              Stock options                                                 48,027          14,870       67,139
              Contingent consideration                                     989,863       1,722,128      412,010
                                                                         ---------       ---------    ---------
           Diluted weighted average
             common stock outstanding                                    4,139,151       4,835,934    3,164,654
                                                                         =========       =========    =========

           Basic earnings per common share                                $.32            $.21         $.52
                                                                         =========       =========    =========
           Diluted earnings per common share                              $.24            $.14         $.44
                                                                         =========       =========    =========

20.      Cash flow information:

         a. Supplemental disclosures of cash flow information:

                                                               2002             2001            2000
                                                             --------         --------        --------
               Cash paid during the year for:
                  Interest                                   $755,665         $530,799        $439,512
                  Income taxes                              1,576,314        2,449,879         856,891

         b. Supplementary non-cash operating, investing and financing activities during the years ended December 31, 2002, 2001 and 2000:

            i. Pursuant  to the  merger  agreement  (note 1), a  portion  of the purchase price was satisfied by the following:

                                                                           2002            2001           2000
                                                                        ----------    ------------   -------------
                        Issuance of redeemable participating
                          preferred stock                                $ -             $ -          $45,000,000
                        Issuance of 505,000 shares of $.002
                          par value common stock                           -               -            5,502,500
                                                                        ----------    ------------   -------------
                                                                         $ -             $ -          $50,502,500
                                                                        ==========    ============   =============

>

                                                                        Page 32f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

20.      Cash flow information: (Continued)

         b.      (Continued)

                                                                       2002                2001              2000
                                                                    ---------            ---------        ----------

          ii.    Adjustments to reflect fair value of
                    tangible net assets acquired in the
                       merger
                 Land and building                                                       $        -       $1,050,000
                 Inventory                                                                        -          518,576
                                                                    ----------           ----------       ----------
                                                                    $                    $        -       $1,568,576
                                                                    ==========           ==========       ==========
         iii.   Unrealized gains (losses) on available-for-sale
                Securities
                                                                    $ (148,467)          $   36,164       $  114,496
                                                                    ==========           ==========       ==========
          iv.   Dividends declared on redeemable
                participating preferred stock                       $1,450,808           $1,674,840       $   27,324
                                                                    ==========           ==========       ==========
           v.   Acquisition of property and
                equipment financed with capital
                leases
                                                                    $                    $  283,859       $       -
                                                                    ==========           ==========       ==========

>

                                                                        Page 33f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

21.     Quarterly financial data (unaudited):

                                                                            2002
                                                 -------------------------------------------------------------
                                                  First              Second             Third          Fourth
                                                 Quarter            Quarter            quarter         quarter
                                                 ----------       ------------     --------------   -----------

            Net sales                            $15,734,596      $14,725,911       $16,905,001     $18,247,504

            Gross profit                           5,273,766        4,581,859         5,324,030       3,704,069

            Net income                               943,981          589,264           912,057           2,949

            Earnings per share - basic           $.12             $.08              $.12            $.00

            Earnings per share - diluted         $.09             $.06              $.06            $.00

                                                                                         2001
                                                --------------------------------------------------------------------------
                                                 First                Second                 Third              Fourth
                                                Quarter              quarter                quarter             quarter
                                                ------------       ---------------      -----------------     ------------
            Net sales                           $12,214,206            $12,346,009           $14,264,997       $14,126,298

            Gross profit                          4,176,275              4,434,648             4,866,321         4,545,192

            Net income                              513,920                604,743             1,128,142            92,091

            Earnings per share - basic          $.04                   $.06                  $.11              $.00

            Earnings per share - diluted        $.03                   $.04                  $.06              $.00

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                 Balance at      Charged to                     Balance at
                                                Beginning of      Costs and                       End of
                                                  Period          Expenses       Deductions      Period
                                                ------------     ----------      ----------     ----------
 Allowance for Doubtful Accounts:

 Year ended December 31, 2002                    $ 257,000         $  52,496      $ 33,496      $276,000
 Year ended December 31, 2001                      117,000           191,434        51,434       257,000
 Year ended December 31, 2000                      117,000                 -             -       117,000