Form 10-Q
period 2003-03-31
EVERLAST WORLDWIDE INC
filed 2003-05-15
CIK 934795

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

                  Yes  /X/                   No / /

            The number of common  equity shares  outstanding  as of May 10, 2003 was 3,008,236  shares of Common Stock,  $.002 par value,  and 100,000  shares of
Class A Common Stock, $.01 par value.

                                      -1-

                                      INDEX

PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets                                        3

          Consolidated Statements of Income                                  4

          Consolidated Statements of Cash Flows                              5

          Notes to Consolidated Financial Statements                       6-7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9-12

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk         12

 Item 4.  Controls and Procedures                                           12

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Current Reports on Form 8-K                          12

SIGNATURES                                                                  13

                                      -2-

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March  31,       December  31,
                                                                                     2 0 0 3            2 0 0 2
                                                                                    ----------       -------------
                                                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                        $  2,820,415      $  2,530,452
  Marketable equity securities                                                          307,317           308,841
  Accounts receivable - net                                                           4,542,454         7,697,847
  Inventories                                                                        13,008,257        11,460,160
  Prepaid expenses and other current assets                                             763,189           819,053
                                                                                   ------------      ------------
                Total current assets                                                 21,441,632        22,816,353

  Restricted cash                                                                     1,006,826         1,003,701
  Property and equipment, net                                                         6,389,547         6,487,830
  Goodwill                                                                            6,718,492         6,718,492
  Trademarks, net                                                                    25,173,525        25,401,693
  Other assets                                                                        1,453,523         1,418,683
                                                                                   ------------      ------------

                                                                                   $ 62,183,545      $ 63,846,752
                                                                                   ============      ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to factor                                                                    $  3,909,594      $  3,351,997
  Current maturities of long term debt                                                  365,970           363,028
  Accounts payable                                                                    3,542,180         3,391,334
  Income taxes payable                                                                  155,056           553,850
  Accrued expenses and other current liabilities                                        312,111           794,543
  Preferred stock dividend payable                                                       17,100         1,450,808
                                                                                   ------------      ------------
                Total current liabilities                                             8,302,011         9,905,560

License deposits payable                                                                569,132           563,526
Long term debt, net of current maturities                                             3,147,705         3,227,324
                                                                                   ------------      ------------
                Total liabilities                                                    12,018,848        13,696,410
                                                                                   ------------      ------------

Series A redeemable participating preferred stock                                    35,000,000        35,000,000
                                                                                   ------------      ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,182,236 issued, 3,008,236 outstanding                                  6,364             6,364
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                    1,000             1,000
  Paid-in capital                                                                    11,662,825        11,662,825
  Retained earnings                                                                   4,221,057         4,205,179
  Accumulated other comprehensive income                                                    670             2,193
                                                                                   ------------      ------------
                                                                                     15,891,916        15,877,561
  Less treasury stock, at cost (174,000 common shares)                                 (727,219)         (727,219)
                                                                                   ------------      ------------
                                                                                     15,164,697        15,150,342
                                                                                   ------------      ------------
                                                                                   $ 62,183,545      $ 63,846,752
                                                                                   ============      ============

                 See accompanying notes to financial statements

                                      - 3 -

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Three months ended
                                                           March 31,
                                                --------------------------------

                                                   2 0 0 3            2 0 0 2
                                                -------------      -------------
                                                 (Unaudited)        (Unaudited)

Net sales                                       $ 12,355,283      $ 15,734,596

Cost of goods sold                                 8,920,042        10,637,256
                                                ------------      ------------

Gross profit                                       3,435,241         5,097,340

Net license revenues                               1,648,838         1,384,667
                                                ------------      ------------
                                                   5,084,079         6,482,007
                                                ------------      ------------
Operating expenses:
  Selling and shipping                             3,036,444         2,802,460
  General and administrative                       1,386,864         1,510,655
  Amortization                                       228,168           233,878
                                                ------------      ------------
                                                   4,651,476         4,546,993
                                                ------------      ------------

Income from operations                               432,603         1,935,014
                                                ------------      ------------

Other (income) expense:
  Interest expense                                   236,912           151,102
  Investment income                                  (12,647)           (6,611)
                                                ------------      ------------
                                                     224,265           144,491
                                                ------------      ------------

Income before provision for income taxes             208,338         1,790,523

Provision for income taxes                           175,360           846,540
                                                ------------      ------------

Net income                                            32,978           943,983

Redeemable preferred stock dividend                   17,100           559,395
                                                ------------      ------------

Net income available to common shareholders     $     15,878      $    384,588
                                                ============      ============

Basic earnings per share                        $        .01      $        .12
                                                ============      ============

Diluted earnings per share                      $        .00      $        .09
                                                ============      ============

                                      - 4 -
                  See accompanying notes to financial statement

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three months ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                          2 0 0 3           2 0 0 2
                                                                       -----------      ------------
                                                                       (Unaudited)       (Unaudited)

Cash flows from operating activities:
  Net income                                                          $    32,978      $   943,983
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                       142,587          130,657
       Amortization                                                       228,168          233,878
       Interest income on restricted cash                                  (3,125)            --
Changes in assets (increase) decrease:
       Accounts receivable                                              3,155,393          550,959
       Inventory                                                       (1,548,097)         868,388
       Prepaid expenses and other current assets                           55,864         (237,216)
       Other assets                                                       (34,839)         (24,772)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                   (730,380)        (861,286)
       License deposits payable                                             5,606          103,469
                                                                      -----------      -----------
             Net cash provided by operating activities                  1,304,155        1,708,060
                                                                      -----------      -----------

Cash flows used by investing activities:
       Acquisition of property and equipment                              (44,304)         (66,555)
                                                                      -----------      -----------
             Net cash used by investing activities:                       (44,304)         (66,555)
                                                                      -----------      -----------

Cash flows from financing activities:
       Payment of preferred stock dividend                             (1,450,808)      (1,702,164)
       Due to factor                                                      557,597       (1,150,285)
       Repayment of long term debt                                        (76,677)         (19,329)
                                                                      -----------      -----------
             Net cash used by financing activities:                      (969,888)      (2,871,778)
                                                                      -----------      -----------
Net increase (decrease) in cash and cash equivalents                      289,963       (1,230,273)
Cash and cash equivalents, beginning of period                          2,530,452        3,100,026
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $ 2,820,415      $ 1,869,753
                                                                      ===========      ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                          $   236,912      $   148,070
    Income taxes                                                          500,348          654,860

                                      - 5 -
                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002

1.      The Company and basis of presentation:

        The consolidated  financial  statements presented herein as of March 31,
        2003  and for the  three  months  ended  March  31,  2003  and  2002 are unaudited  and, in the opinion of  management,  include all  adjustments
        (consisting  only of normal and recurring  adjustments)  necessary for a fair presentation of financial position and results of operations.  Such financial  statements do not include all of the information and footnote disclosures  normally included in audited financial  statements prepared
        in  accordance  with  generally  accepted  accounting  principles.   The
        accompanying  unaudited  consolidated  financial  statements  have  been prepared in accordance  with the  instructions to Form 10-Q. The results of  operations  for the three month  period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim  period or the full year ending  December 31, 2003.  The Company has reviewed the status of its legal  contingencies  and believes  there are no material  changes  from that  disclosed in form 10-K for the year ended December 31, 2002.

2.      Earnings per share:

        Basic  earnings  per share  amounts are  computed  based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share  amounts are based on an  increased  number of shares that would be  outstanding  assuming  the  exercise  of  dilutive  stock options and contingent  consideration  pursuant to the merger  agreement dated  October 24, 2000.  For purposes of the diluted  computation,  the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares which could have been purchased from the proceeds at the average market price of the Company's  stock on
        March 31, 2003 and 2002.

        The number of shares used in the computation of basic earnings per share was 3,108,236  and  3,098,936 at March 31, 2003 and 2002,  respectively.
        The number of shares used in the  computation  of diluted  earnings  per
        share  was   4,539,626  and  4,340,348  at  March  31,  2003  and  2002,
        respectively.

3.      Inventories:

        Inventories  are stated at the lower of cost  (determined on a first-in, first-out basis) or market.

                                           March 31, 2003    December 31, 2002
                                           --------------    -----------------

        Raw materials                        $  1,920,685       $  2,067,637
        Work-in-process                         2,499,498          2,181,506
        Finished goods                          8,588,074          7,211,017
                                             ------------       ------------
                                             $ 13,008,257       $ 11,460,160
                                             ============       ============

4.      Reclassification:

        Certain items on the 2002 financial statements have been reclassified to conform to 2003 presentations.

5.      Redeemable participating preferred stock dividend:

        The  percentage of net income,  as defined in the Company's  October 24,
        2000  Merger  Agreement,  to be paid to holders  of Series A  Redeemable
        Participating  Preferred  Stock ("the  Preferred  Stock") for the annual dividend is as follows:

        Twelve months ending December 31, 2003              51.9%
                                          2004              44.4%
                                          2005              37.0%
                                          2006              29.6%
                                          2007              22.2%
                                          2008              14.8%
                                          2009               7.4%

The mandatory redemption requirements are as follows:

        Twelve months ending December 31, 2003        $5,000,000
                                          2004         5,000,000
                                          2005         5,000,000
                                          2006         5,000,000
                                          2007         5,000,000
                                          2008         5,000,000
                                          2009         5,000,000

6.     Accounting for stock based compensation:

            The Company  applies APB  Opinion 25 to account for  employee  stock option plans. Accordingly,  no compensation cost has been recognized in 2003 and 2002. Had compensation cost been determined on the basis of FASB  Statement 123, net income and earnings per share would have been reduced as follows:

                                                         2003            2002
                                                         ----            ----

                Net income as reported                  $32,978        $943,983

                Deduct: total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects    9,082           8,347
                                                        -------        --------

                Pro forma net income                    $23,896        $935,636
                                                        =======        ========

                Earnings per share:
                  Basic - as reported                      $.01            $.12
                                                           ====            ====
                  Basic - pro forma                        $.00            $.12
                                                           ====            ====

                  Diluted - as reported                    $.00            $.09
                                                           ====            ====
                  Diluted - pro forma                      $.00            $.09
                                                           ====            ====

7.     Recent pronouncements:

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

            In November  2002, the FASB issued  interpretation  No. 45 (FIN 45), which expands  previously issued accounting  guidance and disclosure requirements for certain guarantees.  FIN 45 requires the Company to recognize an initial  liability  for the fair value of an obligation
            assumed  by  issuing  a  guarantee.   The   provision   for  initial
            recognition  and  measurement  of the liability will be applied on a prospective  basis to guarantees  issued or modified  after December
            31, 2002.

            In January 2003, the FASB issued FIN 46,  "Consolidation of Variable
            Interest  Entitles,"  which  addresses   consolidation  by  business
            enterprises of variable  interest  entities that either;  (1) do not have  sufficient  equity  investment at risk to permit the entity to finance its activities  without  additional  subordinated  financial
            support,   or  (2)  the   equity   investors   lack   an   essential
            characteristic of a controlling financial interest.  FIN 46 requires
            disclosure  of  Variable   Interest  Entities  (VIEs)  in  financial
            statements  issued  after  January  31,  2003,  if it is  reasonably possible that as of the transition date: (1) the company will be the
            primary   beneficiary   of  an  existing   VIE  that  will   require
            consolidation  or, (2) the company will hold a significant  variable interest in, or have significant  involvement with, an existing VIE.
            Any VIEs created after January 31, 2003, are immediately  subject to the consolidation guidance in FIN 46.

            The  Company  will  adopt  these  statements  as of  the  respective effective  dates, and does not expect them to have a material impact on its consolidated financial position or results of operation.

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
INVOLVE  RISKS AND  UNCERTAINTIES.  THE  COMPANY'S  ACTUAL  RESULTS COULD DIFFER
MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING  STATEMENTS.  FACTORS
THAT MAY CAUSE SUCH DIFFERENCES  INCLUDE,  BUT ARE NOT LIMITED TO, THE COMPANY'S
EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY
OF MANAGERIAL PERSONNEL.

GENERAL

            Everlast Worldwide Inc. is a Delaware corporation  organized on July
6, 1992. The Company is engaged in the design,  manufacture,  marketing and sale of women's activewear and sportswear; and the design, manufacture, marketing and sale of men's activewear, sportswear and outerwear (the "Apparel Products") each featuring the widely-recognized Everlast(R) trademark. As a result of the merger
(the "Merger") of Everlast Holding Corp., the parent company of Everlast World's
Boxing Headquarters Corp.  ("Everlast Corp."),  into Active Apparel New Corp., a wholly-owned  subsidiary of the Company,  the Company became a  manufacturer  of sporting goods related to the sport of boxing such as boxing gloves, heavy bags, speed bags, boxing trunks, and miscellaneous gym equipment that are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums, and martial arts studios.  The Company's  wholly-owned  subsidiary,  Everlast Corp., licenses  the  Everlast(R)  trademark  to  numerous  companies  that  source and manufacture  products such as men's,  women's and children's apparel,  footwear, cardiovascular equipment, back to school stationery,  eyewear, sports bags, hats and other accessories.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

            Net sales  decreased to $12,355,283 for the three months ended March
31, 2003 from  $15,734,596 for the three months ended March 31, 2002, a decrease of $3,379,313 or 21.5%.  This decrease in sales was principally  attributable to lower  sales  order  volume from  retailers,  in  response  to general  economic conditions.

            Gross  profit  decreased  to  $3,435,241  for the three months ended
March 31, 2003 from  $5,097,340  for the three  months  ended March 31,  2002, a decrease of $1,662,099 or 32.6%.  Gross profit  decreased as a percentage of net sales to 27.8%  from  32.4%.  This  decrease  as a  percentage  of net sales was primarily  due to a change in the  Company's  sales mix and the  decrease in net sales as it relates to the fixed portion of manufacturing  expenses  compared to the three months ended March 31, 2002.

            Net license  revenues  were  $1,648,838  for the three  months ended
March 31, 2003 as compared to  $1,384,667  for the three  months ended March 31,
2002,  an increase of $264,171 or 19.1%.  The  increase in license  revenues was primarily  due to new  license  agreements  and  increased  revenues on existing licenses.

            Selling and shipping expenses  increased to $3,036,444 for the three months ended March 31, 2003 from $2,802,460 for the three months ended March 31,
2002,  an  increase of $233,984  or 8.3%.  Selling  and  shipping  expenses as a percentage  of net sales  increased  to 24.6% from  17.8%.  This  increase  as a percentage of net sales was primarily  attributable  to the decrease in sales as it relates to the fixed portion of selling and shipping expenses.

            General and administrative  expenses decreased to $1,386,864 for the three  months  ended March 31, 2003 from  $1,510,655  for the three months ended
March 31,  2002,  a decrease of $123,791,  or 8.2%.  General and  administrative expenses  as a  percentage  of net sales  increased  to 11.2%  from  9.6%.  This increase as a percentage of net sales was primarily attributable to the decrease in sales as it  relates  to the  fixed  nature  of  general  and  administrative expenses.

            Amortization  expense  decreased  to $228,168  for the three  months ended March 31, 2003 from  $233,878 for the three months ended March 31, 2002, a decrease of $5,710, or 2.4%.

            Interest  expense  increased  to $236,912 for the three months ended
March 31, 2003 from  $151,102  for the three  months  ended March 31,  2002,  an increase of $85,810 or 56.8%.  The increase is  attributable  to the increase in the  Company's  net  borrowings  from  its  factor  as a  result  of the  annual redemption requirements of the Preferred Stock.

            Operating  income  decreased  to $432,603 for the three months ended
March 31, 2003 from  $1,935,014  for the three  months  ended March 31,  2002, a decrease  of  $1,502,411,  or 77.6%  for the  reasons  stated  in the  preceding paragraphs. Operating income as a percentage of net sales was 3.5% for the three months  ended March 31, 2003 as  compared  to 12.3% for the three  months  ended
March 31, 2002.  This decrease was  primarily  due to decreased  net sales,  the fixed nature of certain operating expenses, and lower gross profit percentage on net sales.

            The Company earned $12,647 of investment income for the three months ended March 31, 2003 as compared to $6,611 for the three  months ended March 31,
2002,  an increase of $6,036,  or 91.3%.  This  increase is  attributable  to an increase in cash equivalents and restricted cash.

            The  Company  incurred a tax  provision  of  $175,360  for the three months  ended March 31, 2003 as compared to $846,540  for the three months ended
March 31, 2002, a decrease of $671,180.

            The  Company had net income of $32,978  for the three  months  ended
March 31,  2003 as compared to  $943,983  for the three  months  ended March 31,
2002, a decrease of $911,005,  or 96.5% for the reasons  stated in the preceding paragraphs.

            As a result of the Merger, the Company is required to pay a dividend equal to the product of 2/3 of the sum of the net after tax profits, as defined, reduced in proportion to the redeemed  Preferred Stock. The dividend payable for the three months ended March 31, 2003 is $17,100 as compared to $559,395 for the three months ended March 31,  2002, a decrease of $542,295,  or 96.9%.  The 2003 dividend  will be equal to  51.9% of net  after  tax  profits,  as  defined.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities for the three months ended
March 31, 2003 was $1,304,155  compared to $1,708,060 for the three months ended
March 31,  2002.  This  decrease  was  primarily  attributable  to a decrease in accounts  receivable that was offset by a decrease in net income and an increase in inventory.  Net cash used for investing activities for the three months ended
March 31, 2003 was $44,304  compared to $66,555 for the three months ended March
31, 2002.

            Net cash used for  financing  activities  for the three months ended
March 31, 2003 was $969,888  compared to  $2,871,778  for the three months ended
March  31,  2002,  a  decrease  of  $1,901,890.   This  decrease  was  primarily
attributable  to the lower  payment of the dividend on the  Preferred  Stock and increased borrowings from the factor.

            During the three months ended March 31, 2003, the Company's  primary need for funds was to finance  working  capital and the payment of the Preferred
Stock dividend.  The Company has relied primarily upon cash and cash equivalents on  hand,  cash  flow  from  operations  and  advances  drawn  against  factored receivables  and accounts  receivable  to finance its  operations.  At March 31,
2003,  cash and cash  equivalents  were  $2,820,415  compared to  $2,530,452  at
December 31,  2002,  an increase of $289,963;  working  capital was  $13,139,621 compared to  $12,910,793  at December  31, 2002 an increase of  $228,828.  These increases were primarily  attributable to income  generated  before the non-cash charges for depreciation and amortization.

            The balance due to the factor represents the excess of advances made by the factor over the  receivables  assigned to the factor.  At March 31, 2003, due to factor was $3,909,594 as compared to 3,351,997 at December 31, 2002. This increase is the result of increased  borrowings  from the factor.  The Company's
inventories   increased  to  $13,008,257  at  March  31,  2003  as  compared  to
$11,460,160 at December 31, 2002 due to an increase in finished goods  inventory in expectation of increased demand.

            On April 16, 2002, the Company redeemed its industrial revenue bonds in the amount of $3,350,000.  To redeem the industrial revenue bonds the Company borrowed $3,350,000 from the factor,  secured by the Apparel Products inventory.
On October 7, 2002, the Company obtained a loan from GMAC Business  Credit,  LLC in the amount of  $3,350,000  secured by a first  mortgage  lien on the  Moberly facility  and a  standby  letter of credit  in the  amount  of  $1,000,000.  The interest  rate on the loan is a  variable  rate of LIBOR plus 4%  (currently  at
5.3%).  To secure the  letter of credit  the  Company  deposited  $1,000,000  of restricted cash with the factor.

            Management  anticipates  it  will  maintain  sufficient  cash,  cash equivalent balances,  short term investments and a net surplus position with the factor,  although no assurance to that effect can be given.  Positive cash flow, if it occurs,  will create  working  capital to fund the  Company's  anticipated growth over the next 12 months,  the mandatory  redemption  requirements  of the
Preferred Stock due on December 31, 2003 and the Preferred Stock dividend due on
March 31, 2004. If a positive cash flow does not occur, there will be a decrease in cash, cash equivalent  balances and short term investments  and/or borrowings with the factor and/or other lenders will increase.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            There have been no changes in  financial  market risk as  originally discussed  in the  Company's  Annual  Report  on Form  10-K for the  year  ended
December 31, 2002.

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

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Current Reports on Form 8-K

    (a)     Exhibits

               99.1      Statement under oath of Chief  Executive  Officer dated
                         May 15, 2003 filed herewith

               99.2      Statement under oath of Chief  Financial  Officer dated
                         May 15, 2003 filed herewith

    (b)     Current Reports on Form 8-K

            None

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                             EVERLAST WORLDWIDE INC.

Date: May 15, 2003                           By: /s/ George Q Horowitz
     -------------                               --------------------------
                                             Name:  George Q Horowitz
                                             Title: Chief Executive Officer,
                                                    President, and Treasurer

                                             By: /s/ Matthew F. Mark
                                                 --------------------------
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

                 Date: May 15, 2003           /s/ George Q Horowitz
                                              ----------------------------------
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

                 Date: May 15, 2003                /s/ Matthew F. Mark
                                                   ------------------------
                                                   Matthew F. Mark
                                                   Chief Financial Officer

