Form 10-Q
period 2003-06-30
EVERLAST WORLDWIDE INC
filed 2003-08-14
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2003

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

                Yes  /X/              No / /

        Indicate by check  whether the  Registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange act)

                Yes  / /              No /X/

        The number of common equity shares outstanding as of August 11, 2003 was
3,008,236 shares of Common Stock, $.002 par value, and 100,000 shares of Class A
Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets                                       3

         Consolidated Statements of Income                                 4

         Consolidated Statements of Cash Flows                             5

         Notes to Consolidated Financial Statements                      6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    10-15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        15

Item 4.  Controls and Procedures                                          15

PART II.   OTHER INFORMATION

Items 1, 3 and 5 not applicable

Item 4.  Submission of matters to vote of Security Holders               15

Item 6.  Exhibits and Current Reports on Form 8-K                        16

SIGNATURES                                                               17

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             EVERLAST WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30       December 31
                                                                                      2003            2002
                                                                                 --------------  ------------
                                                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                      $  2,429,302    $  2,530,452
  Marketable equity securities                                                        340,264         308,841
  Accounts receivable - net                                                         5,135,677       7,697,847
  Inventories                                                                      13,031,741      11,460,160
  Prepaid expenses and other current assets                                           876,958         819,053
                                                                                 ------------    ------------
                Total current assets                                               21,813,942      22,816,353

  Restricted cash                                                                   1,009,986       1,003,701
  Property and equipment, net                                                       6,369,898       6,487,830
  Goodwill                                                                          6,718,492       6,718,492
  Trademarks, net                                                                  24,945,357      25,401,693
  Other assets                                                                      1,414,897       1,418,683
                                                                                 ------------    ------------

                                                                                 $ 62,272,572    $ 63,846,752
                                                                                 ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to factor                                                                  $  3,696,056    $  3,351,997
  Current maturities of long term debt                                                366,018         363,028
  Accounts payable                                                                  3,055,317       3,391,334
  Income taxes payable                                                                185,521         553,850
  Accrued expenses and other current liabilities                                      910,945         794,543
  Preferred stock dividend payable                                                    136,805       1,450,808
                                                                                 ------------    ------------
                Total current liabilities                                           8,350,662       9,905,560

License deposits payable                                                              568,833         563,526
Long term debt, net of current maturities                                           3,044,275       3,227,324
                                                                                 ------------    ------------
                Total liabilities                                                  11,963,770      13,696,410
                                                                                 ------------    ------------

Series A redeemable participating preferred stock                                  35,000,000      35,000,000
                                                                                 ------------    ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,182,236 issued, 3,008,236 outstanding                                6,364           6,364
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000           1,000
  Paid-in capital                                                                  11,662,825      11,662,825
  Retained earnings                                                                 4,332,215       4,205,179
  Accumulated other comprehensive income                                               33,617           2,193
                                                                                 ------------    ------------
                                                                                   16,036,021      15,877,561
  Less treasury stock, at cost (174,000 common shares)                               (727,219)       (727,219)
                                                                                 ------------    ------------
                                                                                   15,308,802      15,150,342
                                                                                 ------------    ------------

                                                                                 $ 62,272,572    $ 63,846,752
                                                                                 ============    ============

                See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three months ended              Six months ended
                                                        June 30,                        June 30,
                                                    ------------------              ----------------
                                                  2003            2002            2003           2002
                                               -----------    ------------    -----------     ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net sales                                     $ 12,939,061    $ 14,725,911    $ 25,294,344    $ 30,460,507

Cost of goods sold                               9,386,797      10,144,052      18,306,839      20,604,882
                                              ------------    ------------    ------------    ------------
Gross profit                                     3,552,264       4,581,859       6,987,505       9,855,625

Net license revenues                             1,586,415       1,418,950       3,235,251       2,803,617
                                              ------------    ------------    ------------    ------------
                                                 5,138,679       6,000,809      10,222,756      12,659,242
                                              ------------    ------------    ------------    ------------
Operating expenses:
  Selling and shipping                           2,795,667       3,079,581       5,832,111       5,882,041
  General and administrative                     1,550,477       1,354,123       2,937,341       3,081,265
  Amortization                                     228,168         228,168         456,336         456,336
                                              ------------    ------------    ------------    ------------
                                                 4,574,312       4,661,872       9,225,788       9,419,642
                                              ------------    ------------    ------------    ------------

Income from operations                             564,367       1,338,937         996,968       3,239,600
                                              ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                (238,297)       (168,478)       (475,209)       (319,580)
  Investment income                                 15,259           7,047          27,906          13,658
                                              ------------    ------------    ------------    ------------
                                                  (223,038)       (161,431)       (447,303)       (305,922)
                                              ------------    ------------    ------------    ------------

Income before provision for income taxes           341,329       1,177,506         549,665       2,933,678

Provision for income taxes                         110,465         588,242         285,825       1,400,432
                                              ------------    ------------    ------------    ------------

Net income                                    $    230,864    $    589,264    $    263,840    $  1,533,246
                                              ============    ============    ============    ============

Redeemable preferred stock dividend                119,705         349,191         136,805         908,586
                                              ------------    ------------    ------------    ------------
Net income available to common shareholders   $    111,159    $    240,073    $    127,035    $    624,660
                                              ============    ============    ============    ============

Basic earnings per common share               $       0.04    $       0.08    $       0.04    $       0.20
                                              ============    ============    ============    ============

Diluted earnings per common share             $       0.02    $       0.06    $       0.03    $       0.16
                                              ============    ============    ============    ============

                 See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six months ended
                                                                    June, 30,
                                                         ---------------------------
                                                            2 0 0 3        2 0 0 2
                                                         ------------   ------------
                                                          (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net income                                             $   263,840    $ 1,533,246
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                         307,742        272,733
       Amortization of trademarks                            456,336        456,336
       Interest income on restricted cash                     (6,285)          --
Changes in assets (increase) decrease:
       Accounts receivable                                 2,562,170      2,196,544
       Inventories                                        (1,571,581)    (1,284,132)
       Prepaid expenses and other current assets             (57,905)      (272,983)
       Other assets                                          (68,782)      (366,882)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                      (587,942)      (697,225)
       License deposits payable                                5,307        106,152
                                                         -----------    -----------
             Net cash provided by operating activities     1,302,900      1,943,789
                                                         -----------    -----------

Cash flows used by investing activities:
       Acquisition of property and equipment                (117,242)      (193,476)
                                                         -----------    -----------

Cash flows from financing activities:
       Payment of preferred stock dividend                (1,450,808)    (1,702,164)
        Due to (from) factor                                 344,059     (1,073,538)
        (Repayments) proceeds of debt instruments           (180,059)       122,945
                                                         -----------    -----------
             Net cash used by financing activities:       (1,286,808)    (2,652,757)
                                                         -----------    -----------
Net increase (decrease) in cash and cash equivalents        (101,150)      (902,444)
Cash and cash equivalents, beginning of period             2,530,452      3,100,026
                                                         -----------    -----------

Cash and cash equivalents, end of period                 $ 2,429,302    $ 2,197,582
                                                         ===========    ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                             $   475,209    $   289,580
    Income taxes                                             580,348      1,292,660

                 See accompanying notes to financial statements.

                            EVERLAST WORLDWIDE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002

1.   The Company and Basis of Presentation:

     The consolidated  financial statements of Everlast Worldwide   Inc. (herein
     referred to as "we", "us, "our" and "the Company")  presented  herein as of
     June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited  and, in the opinion of management,  include all  adjustments
     (consisting only of normal and recurring  adjustments) necessary for a fair
     presentation  of  financial  position  and  results  of  operations.   Such
     financial  statements  do not include all of the  information  and footnote disclosures  normally included in audited financial  statements prepared in accordance with generally accepted accounting principles.  The accompanying
     unaudited   consolidated   financial   statements  have  been  prepared  in
     accordance  with the  instructions  to Form 10-Q. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative  of the  results  that may be  expected  for any  other  interim periods or the full year ending December 31, 2003. The Company has reviewed the  status of its  legal  contingencies  and  believes  that  there are no material  changes  from  that  disclosed  on Form  10-K for the year  ended
     December 31, 2002.

2.   Earnings Per Share:

     We report  basic and diluted  earnings  per share in  accordance  with SFAS
     Statement No. 128 "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share amounts are computed  based on the weighted  average number of shares actually outstanding during the period.  Diluted earnings per share amounts are  based on an  increased  number  of shares  that  would be  outstanding
     assuming   the   exercise  of  dilutive   stock   options  and   contingent
     consideration pursuant to the merger agreement dated October 24, 2000.

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings per share pursuant to SFAS No. 128:

                                                                            Three Months Ended        Six Months Ended
                                                                                June 30,                  June 30,
                                                                         -----------------------------------------------
                                                                           2003          2002         2003         2002
                                                                         -----------------------------------------------
Numerator:
Numerator for basic and diluted
            earnings per common share --

     Net income available to common stockholders                         $  111,159   $  240,073   $  127,035   $  624,660
                                                                         ----------   ----------   ----------   ----------
Denominator:
Denominator for basic earnings per common share
     weighted average shares
     outstanding during the period                                        3,108,236    3,098,936    3,108,236    3,098,936
                                                                         ----------   ----------   ----------   ----------

Effect of diluted securities:
Stock options                                                                40,500       63,947       54,865       63,947
Contingent stock consideration related to a Merger                        1,535,709      864,332    1,448,935      864,332
                                                                         ----------   ----------   ----------   ----------
                                                                          1,576,209      928,279    1,503,800      928,279

Denominator for diluted earnings per common share --
     adjusted weighted average shares and assumed conversions             4,684,445    4,027,215    4,612,036    4,027,215
                                                                         ----------   ----------   ----------   ----------

     Basic net income per common share                                   $     0.04   $     0.08   $     0.04   $     0.20
                                                                         ==========   ==========   ==========   ==========
     Diluted net income per common share                                 $     0.02   $     0.06   $     0.03   $     0.16
                                                                         ==========   ==========   ==========   ==========

3.   Inventories:

     Inventories  are  stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                       June 30, 2003   December 31, 2002
                                      --------------   -----------------

     Raw materials                      $ 2,003,335      $ 2,067,637
     Work-in-process                      2,274,134        2,181,506
     Finished goods                       8,754,272        7,211,017
                                        -----------      -----------
                                        $13,031,741      $11,460,160
                                        ===========      ===========

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

6.   Accounting for Stock Based Compensation:

     The  Company  accounts  for its  stock-based  compensation  plans using the intrinsic  value  method  under APB Opinion No. 25,  "Accounting  for Stock
     Issued to Employees" ("APB 25") and related Interpretations.  Under APB 25, when the exercise price of our employee stock options are at least equal to the  market  price  of the  underlying  stock  on the  date  of  grant,  no compensation expense is recognized.

     If compensation cost for the Company's  stock-based  compensation plans had been  determined  based on the fair  value at the date of grant  consistent with the method  prescribed by Statement of Financial  Accounting  Standard
     No. 123,  "Accounting  For  Stock-Based  Compensation",  net  earnings  and earnings per share for the three and six month  periods ended June 30, 2003 would have been the pro forma amounts that follow:

                                           Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                       ==========================================================
                                            2003          2002            2003          2002
                                       ==========================================================

Net income, as reported                $   230,864     $  589,264     $  263,840    $   1,533,246

Stock-based employee
compensation expense
determined under fair value
method net of
related tax effects                         (9,082)        (8,347)       (18,163)         (16,694)
                                       -----------     ----------     ----------    -------------
Proforma net income                    $   221,782     $  580,917     $  245,677    $   1,516,552
                                       ===========     ==========     ==========    =============

Basic net income per common share:
     As reported                       $      0.04     $     0.08     $     0.04    $        0.20
                                       ===========     ==========     ==========    =============
     Proforma                          $      0.03     $     0.07     $     0.04    $        0.20
                                       ===========     ==========     ==========    =============

Diluted not income per common share:
     As reported                       $      0.02     $     0.06     $     0.03    $        0.16
                                       ===========     ==========     ==========    =============
     Pro forma                         $      0.02     $     0.06     $     0.02    $        0.15
                                       ===========     ==========     ==========    =============

7.   Recent Pronouncements:

     In June  2002,  the FASB  approved  SFAS No.  146,  "Accounting  for  Costs
     Associated  with Exit or Disposal  Activities."  SFAS No. 146 is  effective after December 31, 2002, and addresses  financial  accounting and reporting for costs  associated  with exit or disposal  activities and nullifies EITF issue No. 94-3,  Liability  Recognition  for Certain  Employee  Termination
     Benefits  and  Other  Costs to Exit an  Activity.  The  primary  difference between  SFAS No.  146 and EITF  94-3  concerns  the  timing  of  liability recognition.

     As of December  2002,  the Company  adopted SFAS No. 148,  "Accounting  for
     Stock-Based  Compensation-Transition  and Disclosure,  an Amendment of FASB
     No.  123." SFAS No. 148 revises the  methods  permitted  by SFAS No. 123 of measuring compensation expense for stock-based employee compensation plans.
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

     In May  2003,  the  FASB  issued  SFAS No.  150,  "Accounting  for  Certain
     Financial Instruments with Characteristics of both Liabilities and Equity."
     SFAS No. 150 is effective for all financial instruments, in existence prior to May 31, 2003,  meeting this  definition,  at the  beginning of the first interim period  beginning after June 15, 2003. The Company will be adopting this in the report for the third quarter ending  September 30, 2003 on Form

     10-Q. The statement  establishes standards for classifying and measuring as liabilities  certain financial  instruments that embody  obligations of the issuer  and  have  characteristics  of both  liabilities  and  equity.  The
     Company's Preferred Stock meets this definition,  and thus will be recorded as a liability.  In addition, the Company will record the cumulative effect of a change in accounting principles in accordance with SFAS No. 150.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS OF OPERATIONS

        Certain  statements   contained  in  this  quarterly  report  constitute
"forward-looking statements" within the meaning of Section 27A of the Securities
Act and  Sections  21E of the  Exchange  Act.  Such  forward-looking  statements involve known and unknown risks,  uncertainties and other factors that may cause the actual  results,  levels of activity,  performance  or  achievements  of the
Company,  or  industry  results,  to be  materially  different  from any  future results, levels of activity, performance or achievements expressed or implied by such  forward-looking  statements.  Such  factors  include,  among  others,  the following:  general economic and business conditions; the ability of the Company to  implement  its  business  strategy;  the  ability  of the  Company to obtain financing  for general  corporate  purposes;  competition;  availability  of key
personnel;   and  changes  in,  or  the  failure  to  comply  with,  governments regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results,  levels of activity and achievements and neither the  Company  nor  any  person  assumes  responsibility  for  the  accuracy  and completeness of these statements.

GENERAL

        Everlast Worldwide Inc. is a Delaware  corporation  organized on July 6,
1992. We are engaged in the design,  manufacture,  marketing and sale of women's activewear and sportswear;  and the design,  manufacture,  marketing and sale of men's  activewear,  sportswear  and  outerwear  (the  "Apparel  Products")  each featuring the widely-recognized Everlast(R) trademark. As a result of the merger
(the "Merger") of Everlast Holding Corp., the parent company of Everlast World's
Boxing Headquarters Corp.  ("Everlast Corp."),  into Active Apparel New Corp., a wholly-owned  subsidiary of the Company,  we became a  manufacturer  of sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags,  boxing  trunks,  and  miscellaneous  gym equipment  that are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums, and martial arts studios. Our wholly-owned subsidiary,  Everlast Corp., licenses the
Everlast(R) trademark to numerous companies that source and manufacture products
such  as  men's,  women's  and  children's  apparel,  footwear,   cardiovascular
equipment,  back to school stationery,  eyewear,  sports bags, hats, fragrances, batteries, nutritional products and other accessories.

        Our  financial   statements  and  the  notes  thereto  contain  detailed
information that should be referred to in conjunction with this discussion.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

        Our  financial  statements  are prepared in accordance  with  accounting principles generally accepted in the United States. The accounting principles we use  require us to make  estimates  and  assumptions  that  affect the  reported amounts of assets and  liabilities  at the date of the financial  statements and amounts of income  and  expenses  during the  reporting  periods  presented.  We believe in the quality and reasonableness of our critical  accounting  policies, however it is likely that materially  different  amounts would be reported under different  conditions or using different  assumptions that we have  consistently applied. We believe our critical  accounting policies are as follows,  including our methodology for estimates made and assumptions used.

         REVENUE   RECOGNITION   POLICY.   Revenues  from  royalty  and  finders
         agreements are recognized when earned by applying  contractual  royalty rates to quarterly point of sale data,  among other criteria,  received from  our  licensees.  Our  royalty  recognition  policy  provides  for recognition  of  royalties  in the  quarter  earned,  although  a large portion of such royalty payments are actually received during the month following  the end of a quarter.  Revenues  are not  recognized  unless collectibility is reasonably assured.

         TRADE  RECEIVABLES.  We perform ongoing credit  evaluations on existing
         and  new  customers   daily.   We  apply  reserves  for  delinquent  or
         uncollectible  trade  receivables  based on a  specific  identification methodology  and  also  apply a  general  reserve  based  on our  trade receivables  aging  categories.  Credit  losses  have been  within  our estimates over the last few years.

         INVENTORY. Our inventory is valued at the lower of cost or market. Cost has been derived principally on the standard cost methodology, where we utilize a first-in-first-out  method. We provide for reserve allowances on finished goods and specifically identify and reserve for slow moving or obsolete raw materials and packaging.

         DEFERRED TAXES.  Deferred taxes are determined based on the differences
         between  the   financial   statement   and  tax  bases  of  assets  and
         liabilities,  using  enacted  tax rates in effect for the year in which the  differences  are  expected to reverse.  Valuation  allowances  are established when necessary to reduce deferred tax assets to the amounts expected  to be  realized.  In  assessing  the  need  for  a  valuation allowance  management  considers estimates of future taxable income and ongoing  prudent and feasible tax planning  strategies.  In  accordance with APB Opinion 23,  "Accounting for Income Taxes - Special Areas," we
         do  not  accrue  income  taxes  on  the  undistributed  earnings  of  a subsidiary which is a "DISC" since the repayment of the earnings of the
         DISC is not expected in the foreseeable future. If circumstances change and it becomes apparent that some or all of the undistributed  earnings of the DISC will be remitted in the foreseeable future, then taxes will be accrued.

         VALUATION OF GOODWILL,  LONG-LIVED  ASSETS AND  INTANGIBLE  ASSETS.  We
         periodically evaluate goodwill, long-lived assets and intangible assets for potential impairment indicators. Judgements regarding the existence of  impairment  indicators  are based on  estimated  future cash flows, market  conditions,  and  legal  factors.  Future  events  could  cause management to conclude that  impairment  indicators  exist and that the net book value of goodwill,  long-lived assets and intangible assets is impaired.  Any resulting  impairment loss could have a material adverse impact on our financial condition and results of operations.

         CONTINGENCIES  AND  LITIGATION.   We  evaluate  contingent  liabilities
         including  threatened or pending litigation in accordance with SFAS No.
         5, "Accounting for  Contingencies" and record accruals when the outcome of  these  matters  is  deemed  probable  and the  liability  could  be reasonably  estimated.  Management makes these assessments based on the facts  and  circumstances  and in some  instances  based in part on the advice of outside legal counsel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

        Net sales decreased to $12.9 million for the three months ended June 30,
2003 from $14.7  million for the three months ended June 30, 2002, a decrease of
$1.8 million or 12.1%.  This decrease in sales was  principally  attributable to lower sales order volumes from  retailers on both the apparel and sporting goods products.  Retailers,  in response to general  economic and weather  conditions, reduced inventory levels to preserve working capital.

        Gross  profit  decreased to $3.6 million for the three months ended June
30,  2003 from $4.6  million for the three  months  ended June 30,  2002.  Gross profit decreased as a percentage of net sales to 27.5% from 31.1%. The decreases in both dollar  amount and as a percentage  of net sales were  primarily  due to reduced sales volumes,  unfavorable  change in sales mix and the decrease in net sales as it relates to the fixed portion of manufacturing  expenses  compared to the three months ended June 30, 2002.

        Net license  revenues  were $1.6 million for the three months ended June
30, 2003 as compared to $1.4  million for the three  months ended June 30, 2002, an increase of 11.8%.  The increase in license revenues was primarily due to new license agreements and increased revenues on existing licenses.

        Selling and  shipping  expenses  decreased to $2.8 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30,
2002.  Selling and shipping  expenses as a percentage of net sales  increased to
21.6% from 20.9%.  This  increase  as a  percentage  of net sales was  primarily attributable  to the decrease in net sales as it relates to the fixed portion of selling and shipping expenses.

        General and  administrative  expenses  increased to $1.6 million for the three  months  ended June 30, 2003 from $1.4  million for the three months ended
June 30, 2002,  an increase of $0.2 million or 15%. This increase in general and administrative  costs primarily  relates to additional  infrastructure  costs to help manage our diversified and expanding organization.

        Amortization expense remained  approximately $0.2 million for both three month periods ended June 30, 2003 and 2002.

        Operating  income  decreased  to $0.6 million for the three months ended
June 30,  2003 from $1.3  million  for the three  months  ended  June 30,  2002.
Operating  income as a  percentage  of net  sales was 4.4% for the three  months ended June 30,  2003 as  compared  to 9.1% for the three  months  ended June 30,
2002. The dollar and  percentage  decrease was primarily a result of lower gross margins and higher selling and shipping costs as described above.

        Interest expense remained  approximately $0.2 million for both the three months periods ended June 30, 2003 and 2002.

        Income  before income taxes for the three months ended June 30, 2003 was
$0.3 million compared to $1.2 million for the three months period ended June 30,
2002, a decrease of $0.8 million.  The decrease was a result of lower  operating profits in the 2003 period.

        We incurred a tax  provision  of $0.1 million for the three months ended
June 30, 2003 as compared to $0.6  million for the three  months  ended June 30,
2002.  We expect our tax rate to be  approximately  52% during the  remainder of fiscal year 2003.

        The Company had net income of $0.2  million for the three  months  ended
June 30, 2003 as compared to $0.6  million for the three  months  ended June 30,
2002, a decrease of $0.4 million. The decrease was primarily attributable to the aforementioned  decrease  in  income  before  income  taxes  offset by lower tax expense in the current period.

        As a result of the Merger,  we are  required to pay a dividend  equal to the  product of 2/3 of the sum of the net after tax  profits  (as defined in the transaction  documents  relating to the  Merger)  reduced in  proportion  to the redeemed  Preferred  Stock. The dividend payable for the three months ended June
30, 2003 is $0.1  million as compared to $0.3 million for the three months ended
June 30,  2002.  The 2003  dividend  will be  equal  to 51.9% of net  after  tax profits.

SIX MONTHS ENDED JUNE 30, 2003

        Net sales  decreased to $25.3  million for the six months ended June 30,
2003 from $30.4  million for the six months  ended June 30,  2002, a decrease of
$5.1 million or 17%.  This  decrease in sales was  principally  attributable  to lower sales order volumes from  retailers on both the apparel and sporting goods products.  Retailers,  in response to general  economic and weather  conditions, reduced inventory levels to preserve working capital.

        Gross profit decreased to $7.0 million for the six months ended June 30,
2003 from $9.9  million for the six months  ended June 30,  2002.  Gross  profit decreased as a  percentage  of net sales to 27.6% from 32.4%.  This  decrease in both dollars and as a percentage of net sales was primarily due to reduced sales volumes,  unfavorable  change in sales mix and the  decrease  in net sales as it relates  to the fixed  portion of  manufacturing  expenses  compared  to the six months ended June 30, 2002.

        Net license revenues were $3.2 million for the six months ended June 30,
2003 as compared  to $2.8  million for the six months  ended June 30,  2002,  an increase of 15.3%.  The increase in license  revenues was  primarily  due to new license agreements and increased revenues on existing licenses.

        Selling and  shipping  expenses  decreased  to $5.8  million for the six months  ended June 30, 2003 from $5.9  million for the six months ended June 30,
2002.  Selling and shipping  expenses as a percentage of net sales  increased to
23.1% from 19.3%.  This  increase  as a  percentage  of net sales was  primarily attributable  to the  decrease  in sales as it relates  to the fixed  portion of selling and shipping expenses.

        General and administrative  expenses remained approximately $3.0 million for both the six months ended June 30, 2003 and 2002.

        Amortization expense remained $0.5 million for both the six months ended
June 30, 2003 and 2002 periods.

        Operating income decreased to $1.0 million for the six months ended June
30, 2003 from $3.2  million for the six months  ended June 30,  2002.  Operating income as a  percentage  of net sales was 3.9% for the six months ended June 30,
2003 as compared to 10.6% for the six months ended June 30, 2002. The dollar and percentage  decrease  was  primarily a result of lower gross  margins and higher selling and shipping costs as a percentage of net sales as described above.

        Interest expense  increased  slightly to $0.5 million for the six months ended June 30, 2003 from $0.3  million for the six months  ended June 30,  2002.
The  increase is  attributable  to the increase in our net  borrowings  from our factor to fund the preferred stock redemption.

        Income  before  income  taxes for the six months ended June 30, 2003 was
$0.6  million,  a decrease  of $2.4  million as  compared  to the June 30,  2002 period.  The decrease was a result of lower operating profits in the 2003 period as well as the increase in interest expense.

        We incurred a tax  provision  of $0.3  million for the six months  ended
June 30,  2003 as compared  to $1.4  million  for the six months  ended June 30,
2002.  We expect our tax rate to be  approximately  52% during the  remainder of fiscal year 2003.

        The Company had net income of $0.3 million for the six months ended June
30, 2003 as compared to $1.5  million for the six months  ended June 30, 2002, a decrease  of $1.2  million.  The  decrease  was  primarily  attributable  to the aforementioned  decrease  in  income  before  income  taxes  offset by lower tax expense in the current period.

        As a result of the Merger,  we are  required to pay a dividend  equal to the  product of 2/3 of the sum of the net after tax  profits  (as defined in the transaction  documents  relating to the Merger),  reduced in  proportion  to the redeemed Preferred Stock. The dividend payable for the six months ended June 30,
2003 is $0.1  million as compared to $0.9  million for the six months ended June
30, 2002. The 2003 dividend will be equal to 51.9% of net after tax profits.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our  operations  and growth  primarily with our cash flows we generate from our operations and from borrowings with our Factor.

        Net cash provided by operating  activities for the six months ended June
30, 2003 was $1.3 million compared to $1.9 million for the six months ended June
30, 2002.  This decrease was primarily  attributable to a decrease in net income offset  by  decreases  in  accounts  receivable.  Net cash  used  for  investing activities  for the six months ended June 30, 2003 was $0.1 million  compared to
$0.2 million for the six months ended June 30, 2002.

        During the six months ended June 30, 2003,  the  Company's  primary need for funds was to finance  working capital and for the payment of the dividend to the Preferred  Stock. We have relied primarily upon cash and cash equivalents on hand, cash flow from operations and advances drawn against factored  receivables and accounts  receivable to finance our operations and obligations.  At June 30,
2003, cash and cash  equivalents  was $2.4 million  compared to $2.5 million and
$2.2  million at December  31,  2002 and June 30,  2002,  respectively.  Working capital was $13.5  million at June 30, 2003  compared to $12.9 million and $15.5 million at December  31, 2002 and June 30, 2002,  respectively.  The decrease in working  capital  from  June  30,  2002 to June 30,  2003  was a  result  of the preferred stock redemption.

        Net cash used by financing activities was $1.3 million for the six month period  ended June 30, 2003 as compared to $2.7 million for the six month period ended June 30, 2002.  This  decrease in financing  sources is primarily due to a lower level of borrowing  from our factor to fund working  capital  needs and by reduced payments on the dividends to the Preferred Stock.

        Obligations for all debt  instruments,  capital and operating leases and other contractual obligations are as follows in thousands:

                                   Payments Due by Period (in Thousands)
                             ---------------------------------------------------
                                            Less than      1 - 3           4 - 6
                              Total         1 year         years           years
                             ---------------------------------------------------
Redeemable Preferred Stock   $35,000        $ 5,000        $15,000       $15,000
Debt instruments               3,182            223            670         2,289
Capital lease obligations        235            159             76
Operating leases                 885            568            317
                             ---------------------------------------------------
 Total contractual cash
   Obligations               $39,302        $ 5,950        $16,063       $17,289
                             ---------------------------------------------------

        Management  anticipates  it  will  maintain  sufficient  cash  and  cash equivalent balances,  short term investments and a net surplus position with the factor,  although  no  assurance  to  that  effect  can be  given  to  fund  our contractual  obligations  and working  capital needs.  Positive cash flow, if it occurs,  will create working  capital to fund the Company's  anticipated  growth over the next 12 months, the mandatory redemption  requirements of the Preferred
Stock due on December 31, 2003 and the Preferred Stock dividend due on March 31,

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

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 13, 2003, the Company held its annual  meeting of  stockholders, whereby the stockholders elected directors and approved a proposal to ratify the appointment of Berenson & Company, LLP as the Company's independent auditors for the fiscal year ending  December  31,  2003.  The votes on such  matters were as follows:

1.     Election of directors:
                                       For         Withheld         Against
                                       ---         --------         -------
       George Horowitz              3,387,014       13,815            -0-

       Rita Cinque Kriss            3,386,969       13,860            -0-

       James Anderson               3,387,479       13,350            -0-

       Edward Epstein               3,387,469       13,360            -0-

       Larry Kring                  3,391,479        9,350            -0-

2.    Ratification  of  appointment  of auditors:  To ratify the  appointment of
Berenson & Company,  LLP as the  Company's  auditors  for the fiscal year ending
December 31, 2003.

                                      For           Against         Abstain
                                  ------------      -------         --------
                                   3,390,310         9,595            924

      Messrs.  Ben Nadorf and Wayne  Nadorf are  continuing  directors  who were separately  elected  by the  holders  of the  Preferred  Stock.  Their  terms as directors  expire  concurrent with the terms of other directors  elected at this annual meeting.

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

        (a) Exhibits

              31.1     Control and Procedures Certificate of the Chief Executive
                       Officer dated August 14, 2003*

              31.2     Control and Procedures Certificate of the Chief Financial
                       Officer dated August 14, 2003*

              32.1     Statement  under oath of Chief  Executive  Officer  dated
                       August 14, 2003*

              32.2     Statement  under oath of Chief  Financial  Officer  dated
                       August 14, 2003*

              -----------------
              *Filed herewith

        (b) Current Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    EVERLAST WORLDWIDE INC.

Date: August 14, 2003               By: /s/ George Q Horowitz
     ----------------                   --------------------------
                                    Name:  George Q Horowitz
                                    Title: Chief Executive Officer,
                                           President, and Treasurer

                                    By:/s/ Matthew F. Mark
                                       ---------------------------
                                    Name:  Matthew F. Mark
                                    Title: Chief Financial Officer,
                                           Chief Accounting Officer

