Form 10-Q
period 2003-09-30
EVERLAST WORLDWIDE INC
filed 2003-11-14
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended September 30, 2003

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from to

     Commission File Number:   0-25918
                               -------

                             EVERLAST WORLDWIDE INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              13-3672716
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                            1350 Broadway, Suite 2300
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

           Yes / /                                    No /X/

     The number of common equity shares  outstanding as of November 11, 2003 was
3,008,236 shares of Common Stock, $.002 par value, and 100,000 shares of Class A
Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets -
            September 30, 2003 (Unaudited) and December 31, 2002           3

         Consolidated Statements of Income -
            Three Months and Nine Months ended September 30, 2003
            and 2002 (Unaudited)                                           4

         Consolidated Statements of Cash Flows -
            Nine Months ended September 30, 2003 and 2002 (Unaudited)      5

         Notes to Consolidated Financial Statements -
            Nine Months ended September 30, 2002 - (Unaudited)           6-9

 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  10-14

 Item 3. Quantitative and Qualitative Disclosure About Market Risk        14

 Item 4. Controls and Procedures                                          14

PART II. OTHER INFORMATION

 Items 1 through 5 not applicable

 Item 6. Exhibits and Current Reports on Form 8-K                         15

SIGNATURES                                                                16

                             EVERLAST WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,   December 31,
                                                                                     2003           2002
                                                                                 ----------------------------
                                                                                   (Unaudited)       (Note)
ASSETS
  Current assets:
  Cash and cash equivalents                                                      $  2,151,045    $  2,530,452
  Marketable equity securities                                                        374,235         308,841
  Accounts receivable - net                                                         7,004,441       7,697,847
  Inventories                                                                      12,968,165      11,460,160
  Prepaid expenses and other current assets                                         1,357,521         819,053
                                                                                 ------------    ------------
                Total current assets                                               23,855,407      22,816,353

  Restricted cash                                                                   1,012,542       1,003,701
  Property and equipment, net                                                       6,333,309       6,487,830
  Goodwill                                                                          6,718,492       6,718,492
  Trademarks, net                                                                  24,717,189      25,401,693
  Other assets                                                                      1,400,255       1,418,683
                                                                                 ------------    ------------
                                                                                 $ 64,037,194    $ 63,846,752
                                                                                 ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of Series A redeemable participating preferred stock        $  5,000,000    $       --
  Due to factor                                                                     3,977,429       3,351,997
  Current maturities of long term debt                                                356,499         363,028
  Accounts payable                                                                  4,489,674       3,391,334
  Income taxes payable                                                                213,557         553,850
  Accrued expenses and other current liabilities                                      772,189         794,543
  Preferred dividend payable                                                          249,245       1,450,808
                                                                                 ------------    ------------
                Total current liabilities                                          15,058,593       9,905,560

License deposits payable                                                              568,833         563,526
Series A Redeemable participating preferred stock                                  30,000,000            --
Long term debt, net of current maturities                                           2,962,683       3,227,324
                                                                                 ------------    ------------
                Total liabilities                                                  48,590,109      13,696,410

Series A redeemable participating preferred stock                                        --        35,000,000
                                                                                 ------------    ------------
Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,182,236 issued, 3,008,236 outstanding                                6,364           6,364
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000           1,000
  Paid-in capital                                                                  11,662,825      11,662,825
  Retained earnings                                                                 4,436,527       4,205,179
  Accumulated other comprehensive income                                               67,588           2,193
                                                                                 ------------    ------------
                                                                                   16,174,304      15,877,561
  Less treasury stock, at cost (174,000 common shares)                               (727,219)       (727,219)
                                                                                 ------------    ------------
                                                                                   15,447,085      15,150,342
                                                                                 ------------    ------------
                                                                                 $ 64,037,194    $ 63,846,752
                                                                                 ============    ============
               See accompanying notes to the financial statements

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                             EVERLAST WORLDWIDE INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three months ended              Nine months ended
                                                                    September 30,                  September 30,
                                                           ------------------------------------------------------------
                                                                2003           2002            2003             2002
                                                           ------------    ------------    ------------    ------------
                                                                    (Unaudited)                     (Unaudited)

Net sales                                                  $ 16,075,363    $ 16,905,001    $ 41,369,708    $ 47,365,508

Cost of goods sold                                           12,042,771      11,580,971      30,349,610      32,185,853
                                                           ------------    ------------    ------------    ------------
Gross profit                                                  4,032,592       5,324,030      11,020,098      15,179,655

Net license revenues                                          1,592,237       1,387,712       4,827,488       4,191,329
                                                           ------------    ------------    ------------    ------------
                                                              5,624,829       6,711,742      15,847,586      19,370,984
                                                           ------------    ------------    ------------    ------------
Operating expenses:
  Selling and shipping                                        3,235,446       3,373,159       9,067,557       9,255,200
  General and administrative                                  1,482,815       1,384,253       4,420,156       4,465,518
  Amortization                                                  228,168         228,168         684,504         684,504
                                                           ------------    ------------    ------------    ------------
                                                              4,946,429       4,985,580      14,172,217      14,405,222
                                                           ------------    ------------    ------------    ------------

Income from operations                                          678,400       1,726,162       1,675,369       4,965,762
                                                           ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                             (242,739)       (203,542)       (717,948)       (523,122)
  Interest expense on redeemable participating preferred
    stock                                                      (112,440)           --          (112,440)           --
  Investment income                                              14,382          23,217          42,391          36,875
                                                           ------------    ------------    ------------    ------------
                                                               (340,797)       (180,325)       (787,997)       (486,247)
                                                           ------------    ------------    ------------    ------------
Income before provision for income taxes                        337,603       1,545,837         887,372       4,479,515

Provision for income taxes                                      233,395         633,780         519,220       2,034,214
                                                           ------------    ------------    ------------    ------------
Net income                                                 $    104,208    $    912,057    $    368,152    $  2,445,301
                                                           ------------    ------------    ------------    ------------
Redeemable preferred stock dividend                                --           540,477         136,805       1,449,062
                                                           ------------    ------------    ------------    ------------
Net income available to common shareholders                $    104,208    $    371,580    $    231,347    $    996,239
                                                           ============    ============    ============    ============

Basic earnings per common share                                   $0.03           $0.12           $0.07           $0.32
                                                                  =====           =====           =====           =====

Diluted earnings per common share                                 $0.02           $0.06           $0.05           $0.17
                                                                  =====           =====           =====           =====
See accompanying notes to financial statements.

                                           EVERLAST WORLDWIDE INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                             September 30,
                                                                                   ------------------------------
                                                                                       2003              2002
                                                                                   ------------------------------
                                                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                                                       $   368,152      $ 2,445,301
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                                   470,802          408,759
       Amortization of trademarks                                                      684,504          684,504
       Interest income on restricted cash                                               (8,841)            --
Changes in assets (increase) decrease:
       Accounts receivable                                                             693,406         (142,450)
       Inventories                                                                  (1,508,005)      (1,397,389)
       Prepaid expenses and other current assets                                      (538,468)        (392,360)
       Other assets                                                                    (92,223)        (221,007)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                                 848,135       (1,018,786)
       License deposits payable                                                          5,307          106,152
                                                                                   -----------      -----------
             Net cash provided by operating activities                                 922,769          472,724
                                                                                   -----------      -----------
Cash flows used by investing activities:
       Purchases of property and equipment                                            (205,630)        (128,802)

Cash flows from financing activities:
       Payment of preferred stock dividend                                          (1,450,808)      (1,702,164)
       Due to factor                                                                   625,432          397,728
       Repayments of debt instruments                                                 (271,170)         (75,561)
                                                                                   -----------      -----------
             Net cash used by financing activities:                                 (1,096,546)      (1,379,997)
                                                                                   -----------      -----------
Net decrease in cash and cash equivalents                                             (379,407)      (1,036,075)
Cash and cash equivalents, beginning of period                                       2,530,452        3,100,026
                                                                                   -----------      -----------

Cash and cash equivalents, end of period                                           $ 2,151,045      $ 2,063,951
                                                                                   ===========      ===========
Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                       $   717,948      $   483,384
    Income taxes                                                                       600,348        1,400,176

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation:

   Everlast Worlwide, Inc. (herein referred to as "the Company", "we", "us", and
   "our") is a manufacturer, marketer and licensor of sporting goods and apparel under the Everlast brand name. The consolidated  financial  statements of the
   Company are  presented  herein as of September 30, 2003 and for the three and nine  months  ended  September  30, 2003 and 2002 are  unaudited  and, in the opinion of management, include all adjustments (consisting only of normal and recurring  adjustments)  necessary  for  a  fair  presentation  of  financial position and results of operations.  Such financial statements do not include all of the information and footnote  disclosures normally included in audited
   financial   statements   prepared  in  accordance  with  generally   accepted
   accounting  principles.  The accompanying  unaudited  consolidated  financial statements  have been prepared in accordance  with the  instructions  to Form
   10-Q.  The results of  operations  for the three and nine month periods ended
   September 30, 2003 are not necessarily  indicative of the results that may be expected for any other interim  periods or the full year ending  December 31,
   2003.  The Company has  reviewed  the status of its legal  contingencies  and believes that there are no material  changes from that disclosed on Form 10-K for the year ended December 31, 2002.

   Certain items on the 2002  financial  statements  have been  reclassified  to conform to 2003 presentations.  The  reclassifications  made had no impact on net income available to common stockholder's or stockholder's equity.

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

                                                                             Three Months Ended       Nine Months Ended
                                                                                September 30,           September 30,
                                                                           ----------------------------------------------
                                                                               2003       2002        2003        2002
                                                                           ----------------------------------------------
Numerator:
Numerator for basic and diluted
     earnings per common share --

     Net income available to common stockholders                           $  104,208  $  371,580  $  231,347  $  996,239
                                                                           ----------  ----------  ----------  ----------
Denominator:
Denominator for basic earnings per common share
     Weighted average shares
     outstanding during the period                                          3,108,236   3,098,936   3,108,236   3,098,936
                                                                           ----------  ----------  ----------  ----------
Effect of diluted securities:
Stock options                                                                  36,475      53,992      42,997      53,992
Contingent stock consideration related to a Merger                          1,365,296   2,613,939   1,421,055   2,613,939
                                                                           ----------  ----------  ----------  ----------
                                                                            1,401,771   2,667,931   1,464,052   2,667,931

Denominator for diluted earnings per common share -- adjusted weighted average shares and assumed conversions
                                                                            4,510,007   5,766,867   4,572,288   5,766,867
                                                                           ----------  ----------  ----------  ----------
     Basic net income per common share                                     $     0.03  $     0.12  $     0.07  $     0.32
                                                                           ==========  ==========  ==========  ==========
     Diluted net income per common share                                   $     0.02  $     0.06  $     0.05  $     0.17
                                                                           ==========  ==========  ==========  ==========

3. Adoption of SFAS No. 150,  "Accounting  for Certain  Financial  Instruments
   with Characteristics of both Liabilities and Equity"

   In May 2003, the Financial  Accounting  Standards  Board ("FASB") issued SFAS
   No. 150,  "Accounting for Certain Financial  Instruments with Characteristics of both  Liabilities and Equity." SFAS No. 150 is effective for all financial instruments,  in existence prior to May 31, 2003, meeting this definition, at the beginning of the first interim period  beginning after June 15, 2003. The
   Company has adopted the  provisions of SFAS No. 150,  effective  July 1, 2003 for the third quarter ending  September 30, 2003.  The Statement  establishes standards for  classifying  and measuring as  liabilities  certain  financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company's Series A Redeemable  Participating
   Preferred Stock ("Preferred Stock") meets this definition,  and thus has been reclassified  as a liability  (current  and  long-term)  on our  Consolidated
   Balance Sheet for the period ended September 30, 2003.

   Application  of SFAS No. 150 requires our Preferred  Stock  instruments to be reclassified  at its current  carrying  amount with no cumulative  adjustment recognized.  In  addition,  dividends  associated  with our  Preferred  Stock instrument  have been  classified  as interest  expense for the three  months ended  September 30, 2003.  Dividends and other amounts paid or accrued prior to  reclassification of the instrument to a liability are not reclassified as interest cost upon transition in accordance with SFAS No. 150.

4. Redeemable Participating Preferred Stock Dividend:

   The  percentage of net income,  as defined in the Company's  October 24, 2000
   Merger Agreement, to be paid to holders of the Preferred Stock for the annual dividend ( now  classified  as interest  expense for the three  months  ended
   September 30, 2003 as more fully explained above) is as follows:

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

5. Inventories:

   Inventories  are  stated  at the  lower of cost  (determined  on a  first-in, first-out basis) or market.

                                 September 30, 2003            December 31, 2002
                                 ------------------            -----------------

Raw materials                      $ 2,246,570                    $ 2,067,637
Work-in-process                      1,636,039                      2,181,506
Finished goods                       9,085,556                      7,211,017
                                   -----------                    -----------
                                   $12,968,165                    $11,460,160
                                   ===========                    ===========

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

     As of December  2002,  the Company  adopted SFAS No. 148,  "Accounting  for
Stock-Based  Compensation-Transaction  and Disclosure,  an Amendment of FASB No.
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

     If compensation cost for the Company's  stock-based  compensation plans had been determined based on the fair value at the date of grant consistent with the method  prescribed  by  Statement  of  Financial  Accounting  Standard  No. 123,
"Accounting For Stock-Based  Compensation",  net earnings and earnings per share for the three and nine month  periods  ended  September 30, 2003 would have been the pro forma amounts that follow:

                                                Three Months Ended                 Nine Months Ended
                                                    September 30,                    September 30,
                                         ================================================================
                                               2003             2002            2003             2002
                                         ================================================================

Net income, as reported                  $     104,208    $     912,057    $     368,152    $   2,445,301

Stock-based employee
compensation expense
determined under fair value
method net of
related tax effects                             (9,082)          (8,347)         (27,246)         (25,041)

Pro-forma net income                     $      95,126    $     903,710    $     340,906    $   2,420,260
                                         =============    =============    =============    =============

Basic net income per common share:
     As reported
                                         $        0.03    $        0.12    $        0.07    $        0.32
                                         =============    =============    =============    =============
     Pro-forma                           $        0.03    $        0.12    $        0.07    $        0.31
                                         =============    =============    =============    =============
Diluted net income per common share:
     As reported                         $        0.02    $        0.06    $        0.05    $        0.17
                                         =============    =============    =============    =============
     Pro-forma                           $        0.02    $        0.06    $        0.05    $        0.17
                                         =============    =============    =============    =============

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

     SFAS No. 146 will impact our  Company in the fourth  quarter of fiscal 2003 with our recent disclosure and  communication  regarding our relocation and consolidation  of  our  Bronx,  NY  facility  into  our  Moberly,  Missouri manufacturing facility.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     Certain   statements   contained  in  this  quarterly   report   constitute
"forward-looking statements" within the meaning of Section 27A of the Securities
Act and  Sections  21E of the  Exchange  Act.  Such  forward-looking  statements involve known and unknown risks,  uncertainties and other factors that may cause the actual  results,  levels of activity,  performance  or  achievements  of the
Company,  or  industry  results,  to be  materially  different  from any  future results, levels of activity, performance or achievements expressed or implied by such  forward-looking  statements.  Such  factors  include,  among  others,  the following:  general economic and business conditions, the ability of the Company to  implement  its  business  strategy;  the  ability  of the  Company to obtain financing  for general  corporate  purposes;  competition;  availability  of key personnel,  and  changes  in,  or  the  failure  to  comply  with,  government's regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results,  levels of activity and achievements and neither the  Company  nor  any  person  assumes  responsibility  for  the  accuracy  and completeness of these statements.

GENERAL

     Everlast  Worldwide  Inc. is a Delaware  corporation  organized  on July 6,
1992. We are engaged in the design,  manufacture,  marketing and sale of women's activewear and sportswear;  and the design,  manufacture,  marketing and sale of men's  activewear,  sportswear  and  outerwear  (the  "Apparel  Products")  each featuring  the  widely-recognized  Everlast(R)  trademark.  We also  manufacture sporting goods related to the sport of boxing such as boxing gloves, heavy bags, speed bags, boxing trunks, and miscellaneous gym equipment that are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums, and martial arts  studios.  In  addition,  we license the  Everlast(R)  trademark to numerous companies that source and manufacture  products such as men's,  women's and  children's  apparel,  footwear,  cardiovascular  equipment,  back to school stationery,  eyewear,  sports bags,  hats,  fragrances,  batteries,  nutritional products and other accessories.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

     Net sales  decreased to $16.1 million for the three months ended  September
30, 2003 from $16.9  million for the three  months ended  September  30, 2002, a decrease of $.8 million. This decrease relates largely to a customer in 2002 who became a licensee in 2003.

     Gross profit decreased to $4.0 million for the three months ended September
30, 2003 from $5.3 million for the three months ended September 30, 2002.  Gross profit decreased as a percentage of net sales to 25.1% from 31.5%. The decreases in both dollar  amount and as a percentage  of net sales were  primarily  due to reduced sales volumes as explained  above,  unfavorable  change in sales mix and the  overall  decrease  in net  sales as it  relates  to the  fixed  portion  of manufacturing expenses compared to the three months ended September 30, 2002.

     Net license revenues were $1.6 million for the three months ended September
30, 2003 as compared to $1.4 million for the three months  ended  September  30,
2002, an increase of 14.7%.  The increase in license  revenues was primarily due to new license agreements and increased revenues on existing licenses.

     Selling  and  shipping  expenses  decreased  to $3.2  million for the three months  ended  September  30, 2003 from $3.4  million for the three months ended
September 30, 2002.  Selling and shipping  expenses as a percentage of net sales remained relatively flat at 20% for both periods.  The decrease in dollar amount was primarily attributable to the decrease in net sales as explained above.

     General and administrative expenses increased to $1.5 million for the three months  ended  September  30, 2003 from $1.4  million for the three months ended
September  30,  2002,  an increase of $0.1 million or 7%. The increase is due to
added   infrastructure   costs  required  for  our   diversified  and  expanding
organization.

     Amortization  expense  remained  approximately  $0.2 million for both three month periods ended September 30, 2003 and 2002.

     Operating  income  decreased  to $0.7  million for the three  months  ended
September  30, 2003 from $1.7 million for the three months ended  September  30,
2002.  Operating  income  as a  percentage  of net  sales was 4.2% for the three months ended  September 30, 2003 as compared to 10.2% for the three months ended
September 30, 2002.  The decreases in both dollar  amounts and percentage of net sales were primarily a result of lower gross margins as described above.

     Interest  expense,  net of interest income,  increased from $0.2 million in the three month period  ending  September  30, 2002 to $0.3  million  during the
September  30, 2003 period.  $0.1  million of this  increase was a result of the adoption of SFAS No. 150,  "Accounting for Certain  Financial  Instruments  with
Characteristics  of both Liabilities and Equity." We adopted SFAS No. 150 during the period ending  September 30, 2003.  The adoption of SFAS No. 150 required us to  classify  dividends  associated  with our  Preferred  Stock  instruments  as interest  expense.  SFAS No.  150  prohibits  reclassification  of prior  period amounts for the 2002  periods  presented as well as periods in 2003 prior to the adoption.

     Income  before  income taxes for the three months ended  September 30, 2003 was $0.3  million  compared to $1.5  million for the three  month  period  ended
September  30,  2002, a decrease of $1.2  million.  The decrease was a result of lower operating profits and higher interest costs as explained above.

     We incurred a tax  provision  of $0.2  million for the three  months  ended
September  30,  2003 as  compared to $0.6  million  for the three  months  ended
September 30, 2002. The decrease in taxes is a result of lower pre-tax  earnings as compared to the prior year.

     The  Company  had net income of $0.1  million  for the three  months  ended
September  30,  2003 as  compared to $0.9  million  for the three  months  ended
September  30, 2002,  a decrease of $0.8  million.  The  decrease was  primarily attributable to the aforementioned decrease in income before income taxes offset by lower tax expense in the current period.

     We are required to pay a dividend equal to the product of 2/3 of the sum of the net after tax profits reduced in proportion to the redeemed Preferred Stock.
The  dividend  payable for the three  months  ended  September  30, 2003 is $0.1 million as compared to $0.5  million for the three months  ended  September  30,
2002. The 2003 dividend is equal to 51.9% of net after tax profits. As described above,  the dividend in the  September  period has been  classified  as interest expense  in  accordance  with SFAS No.  150.  Restatement  of prior  periods  is prohibited in accordance with SFAS No. 150.

NINE MONTHS ENDED SEPTEMBER 30, 2003

     Net sales were $41.4  million for the nine months ended  September 30, 2003 as compared to $47.4  million for the nine months  ended  September  30, 2002, a decrease  of $6.0  million  or 12.7%.  This  decrease  in sales was  principally attributable to lower sales order volumes from retailers on both the apparel and
sporting  goods  products  due  to  prevailing   general  economic  and  weather
conditions during the first half of fiscal 2003.

     Gross profit decreased to $11.0 million for the nine months ended September
30, 2003 from $15.2 million for the nine months ended September 30, 2002.  Gross profit  decreased  as a  percentage  of net  sales to 26.6%  from  32.0%.  These decreases in both dollar  amounts and percentage of net sales were primarily due to reduced sales  volumes,  unfavorable  change in sales mix and the decrease in net sales as it relates to the fixed portion of manufacturing  expenses compared to the nine months ended September 30, 2002.

     Net license  revenues were $4.8 million for the nine months ended September
30, 2003 as compared to $4.2  million for the nine months  ended  September  30,
2002, an increase of 15.2%.  The increase in license  revenues was primarily due to new license agreements and increased revenues on existing licenses.

     Selling and shipping expenses decreased to $9.1 million for the nine months ended  September 30, 2003 from $9.3 million for the nine months ended  September
30, 2002.  Selling and shipping  expenses as a percentage of net sales increased to 21.9% from 19.5%. This increase,  as a percentage of net sales, was primarily attributable to increased  marketing and  advertising  costs across all business lines as well as the decrease in net sales as it relates to the fixed portion of selling and shipping expenses.

     General and administrative expenses remained approximately $4.4 million for both the nine month periods ended September 30, 2003 and 2002.

     Amortization  expense remained $0.7 million for both the nine month periods ended September 30, 2003 and 2002 periods.

     Operating  income  decreased  to $1.7  million  for the nine  months  ended
September  30, 2003 from $5.0  million for the nine months ended  September  30,
2002. Operating income as a percentage of net sales was 4.0% for the nine months ended  September  30,  2003 as  compared  to  10.5%  for the nine  months  ended
September 30, 2002. The dollar and percentage decrease was primarily a result of lower gross margins and higher selling and shipping costs as described above.

     Interest expense, net of interest income, increased to $0.8 million for the nine months ended September 30, 2003 from $0.5 million for the nine months ended
September  30,  2002.  The increase is  attributable  to the increase in our net borrowings from our factor to fund the preferred stock redemption as well as the interest cost associated with the  reclassification  of dividends payable on our
Preferred Stock  instrument for the three month period ended September 30, 2003, as required by SFAS No. 150 described in more detail above.

     Income before income taxes for the nine months ended September 30, 2003 was
$0.9  million as compared to $4.5  million in the 2002  period.  The decrease of
$3.6 million was a result of lower operating  profits in the 2003 period as well as the increase in interest expense.

     We incurred a tax  provision  of $0.5  million  for the nine  months  ended
September  30,  2003 as  compared  to $2.0  million  for the nine  months  ended
September 30, 2002. The decrease in taxes is a result of lower pre-tax  earnings as compared to the prior year.

     The  Company  had net  income of $0.4  million  for the nine  months  ended
September  30,  2003 as  compared  to $2.4  million  for the nine  months  ended
September  30, 2002,  a decrease of $2.0  million.  The  decrease was  primarily attributable to the aforementioned decrease in income before income taxes offset by lower tax expense in the current period.

     We are required to pay a dividend equal to the product of 2/3 of the sum of the net after tax  profits,  reduced in  proportion  to the  redeemed  Preferred
Stock. The dividend payable for the nine months ended September 30, 2003 is $0.3 million as compared to $1.4  million for the nine  months  ended  September  30,
2002. The 2003 dividend is equal to 51.9% of net after tax profits. As described above,  the dividend in the  September  period has been  classified  as interest expense  in  accordance  with SFAS No.  150.  Restatement  of prior  periods  is prohibited in accordance with SFAS No. 150.

LIQUIDITY AND CAPITAL RESOURCES

     We  finance  our  operations  and growth  primarily  with our cash flows we generate from our operations and from borrowings with our Factor.

     Net  cash  provided  by  operating  activities  for the nine  months  ended
September  30,  2003 was $.9  million as  compared  to $.5  million for the nine months ended September 30, 2002.  This increase was primarily  attributable to a decrease in net income offset by increases in working capital items principally, accounts receivable and accounts payable. Net cash used for investing activities for the nine months ended  September 30, 2003 was $0.2 million  compared to $0.1 million for the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003, the Company's primary need for funds was to finance  working capital and for the payment of the dividend on the Preferred  Stock. We have relied primarily upon cash and cash equivalents on hand, cash flow from operations and advances drawn against factored  receivables to finance our operations and obligations.  At September 30, 2003, cash and cash equivalents  was $2.2  million  compared  to $2.5  million  and $2.1  million at
December 31, 2002 and September 30, 2002, respectively. Working capital was $8.8 million at September  30, 2003  compared to $12.9  million and $18.5  million at
December 31, 2002 and September 30, 2002, respectively.  The decrease in working capital from September 30, 2002 to September 30, 2003 was due to the adoption of
SFAS No. 150 in the current  period which  required us to classify our Preferred
Stock as a debt instrument,  where $5 million is currently due December 31, 2003
(restatement  of prior period amounts was  prohibited)  and borrowings  from our factor  aggregating  $6.2  million  during the  period  September  2002  through
September 2003.

     Net cash used by financing  activities  was $1.1 million for the nine month period ended  September  30, 2003 as compared to $1.4 million for the nine month period ended September 30, 2002. This decrease in financing sources is primarily due to a lower  level of reduced  payments  on the  dividends  to the  Preferred
Stock.

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

ITEM 4. CONTROLS AND PROCEDURES

     Based on their  evaluation,  as of the end of the  period  covered  by this report,  the Company's Chief Executive  Officer and Chief Financial Officer have concluded the Company's  disclosure controls and procedures (as defined in Rules
13a-14 and 15d-14  under the  Securities  Exchange  Act of 1934) are  effective.
There have been no significant  changes in internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Current Reports on Form 8-K

(a) Exhibits

      31.1     Certification of Chief Executive  Officer pursuant to Section 302 of the  Sabarnes-Oxley  Act of 2002 dated  November  14, 2003 and filed herewith.

      31.2     Certification of Chief Financial  Officer pursuant to Section 302 of the  Sabarnes-Oxley Act of 2002 dated  November  14, 2003 and filed herewith.

      32.1     Certification of Chief Executive  Officer pursuant to Section 906 of the  Sabarnes-Oxley Act of 2002 dated  November  14, 2003 and filed herewith.

      32.2     Certification of Chief Financial  Officer pursuant to Section 906 of the  Sabarnes-Oxley Act of 2002 dated  November  14, 2003 and filed herewith.

(b) Current Reports on Form 8-K

On August 14, 2003,  the Company filed an 8-K related to its press release dated that same day announcing  its results of operations and financial  condition for its fiscal 2003 second quarter ended June 30, 2003.

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                       EVERLAST WORLDWIDE INC.

Date: November 14, 2003                By:  /s/ George Q Horowitz
                                          --------------------------------------
                                       Name: George Q Horowitz
                                       Title: Chief Executive Officer,
                                       President and Treasurer

                                       By:  /s/ Matthew F. Mark
                                          --------------------------------------
                                       Name: Matthew F. Mark
                                       Title: Chief Financial Officer,
                                       Chief Accounting Officer

