Form 10-Q/A
period 2003-09-30
EVERLAST WORLDWIDE INC
filed 2003-11-26
CIK 934795

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

     For the transition period from _________ to ________________

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

This  amendment  on Form 10-Q/A has been  prepared to update  Exhibits  31.1 and
31.2. The Form 10-Q for the quarter ended  September 30, 2003 was filed with the
Securities  and Exchange  Commission  on November 14, 2003.  No part of the Form
10-Q as  previously  filed,  other than Part II, Other  Information,  Item 6(a),
Exhibits, is affected by this amendment.

ITEM 6. EXHIBITS

   (a) Exhibits

        31.1        Control and Procedures  Certificate  of the Chief  Executive
                    Officer dated November 26, 2003.*
        31.2        Control and Procedures  Certificate  of the Chief  Financial
                    Officer dated November 26, 2003.*
        32.1        Statement  under  oath  of  Chief  Executive  Officer  dated
                    November  14, 2003 -  Incorporated  by  reference to Exhibit
                    32.1 to  Quarterly  Report  on Form  10-Q for  period  ended
                    September  30,  2003  and  filed  with  the  Securities  and
                    Exchange Commission on November 14, 2003.
        32.2        Statement  under  oath  of  Chief  Financial  Officer  dated
                    November  14, 2003 -  Incorporated  by  reference to Exhibit
                    32.2 to  Quarterly  Report  on Form  10-Q for  period  ended
                    September  30,  2003  and  filed  with  the  Securities  and
                    Exchange Commission on November 14, 2003.

       -----------------
       *Filed herewith

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    EVERLAST WORLDWIDE INC.

Date: November 26, 2003             By: /s/ George Q Horowitz
                                        ---------------------
                                    Name:  George Q Horowitz
                                    Title: Chief Executive Officer,
                                           President and Treasurer

                                    By:  /s/ Matthew F. Mark
                                         -----------------------
                                    Name:  Matthew F. Mark
                                    Title: Chief Financial Officer,
                                           Chief Accounting Officer