Form 10-K
period 2003-12-31
EVERLAST WORLDWIDE INC
filed 2004-03-30
CIK 934795

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
    OF 1934

For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to ________

                         Commission File Number: 0-25918

                             EVERLAST WORLDWIDE INC.
                             -----------------------
             (Exact name of registrant as specified in Its Charter)

         Delaware                                                 13-3672716
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

1350 Broadway, Suite 2300,  New York, New York                       10018
----------------------------------------------                    --------------
(Address of Principal Executive Offices)                            Zip Code

Registrant's telephone number (212) 239-0990

Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
        Title Of Each Class                                 On Which Registered
        -------------------                                 -------------------
               None                                                None

Securities registered pursuant to Section 12(g) of the Act:

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

         YES                               NO  X
            -----                            -----

          On March 19, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately  $5,435,000 based upon the average of the  highest  and  lowest bid  quotations  for such  Common  Stock as obtained  from the Nasdaq Stock  Market on that date.  Solely for the purpose of this  calculation,  shares held by directors and officers of the registrant have been  excluded.  Such  exclusion  should  not be  deemed a  determination  or an admission by registrant that such  individuals  are, in fact,  affiliates of the registrant.

          The  number of shares  outstanding  on March  19,  2004 was  3,028,904 shares of Common Stock,  $.002 par value,  and 100,000  shares of Class A Common
Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

          The information  required by Items 10 through 14 of this Annual Report on Form 10-K is  incorporated  by reference from the issuer's  definitive  proxy materials for its 2004 Annual Meeting of Stockholders, which proxy materials are to be filed with the Securities and Exchange Commission not later than April 29,
2004.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----

PART I

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities............................11
Item 6     Selected Financial Data..............................................13
Item 7     Management's Discussion and Analysis of Financial Condition and

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................19
Item 9A    Controls and Procedures..............................................19

PART III

Item 10    Directors and Executive Officers of the Registrant...................20
Item 11    Executive Compensation...............................................20
Item 12    Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters ......................20
Item 13    Certain Relationships and Related Transactions.......................20
Item 14    Principal Accountant Fees and Services...............................20

PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K......20

Signatures......................................................................22

PLEASE NOTE THAT THE COMPANY HAS USED SOME TERMS IN THIS ANNUAL REPORT WHICH MAY
BE  REGISTERED  TRADEMARKS  WHICH IT DOES NOT OWN.  THE COMPANY HAS MARKED THESE
TERMS WITH AN ASTERISK  (`*') AND HAS USED THEM  WITHOUT THE  PERMISSION  OF THE
HOLDERS OF SUCH REGISTERED TRADEMARKS.

                                     PART I

ITEM 1.     BUSINESS

NOTE REGARDING FORWARD LOOKING INFORMATION

          Certain   statements   contained  in  this  annual  report  constitute
"forward-looking statements" within the meaning of Section 27A of the Securities
Act and  Sections  21E of the  Exchange  Act.  Such  forward-looking  statements involve known and unknown risks,  uncertainties and other factors that may cause the actual  results,  levels of activity,  performance  or  achievements  of the
Company,  or  industry  results,  to be  materially  different  from any  future results, levels of activity, performance or achievements expressed or implied by such  forward-looking  statements.  Such  factors  include,  among  others,  the following:  general economic and business conditions, the ability of the Company to  implement  its  business  strategy;  the  ability  of the  Company to obtain financing  for general  corporate  purposes;  competition;  availability  of key personnel,  and  changes  in,  or  the  failure  to  comply  with,  government's regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results,  levels of activity and achievements and neither the  Company  nor  any  person  assumes  responsibility  for  the  accuracy  and completeness of these statements.

GENERAL

          Everlast  Worldwide Inc., a Delaware  corporation and its subsidiaries
(collectively,  the Company and herein referred to as "we", "us" and "our"), was organized on July 6, 1992. We are engaged in the design, manufacture,  marketing and sale of women's  activewear  and  sportswear;  and the design,  manufacture, marketing and sale of men's  activewear,  sportswear and outerwear (the "Apparel
Products") each featuring the widely-recognized  Everlast(R) trademark.  We also manufacture sporting goods related to the sport of boxing such as boxing gloves, heavy bags, speed bags, boxing trunks,  and miscellaneous gym equipment that are sold through  sporting goods stores,  mass  merchandisers,  catalog  operations, gymnasiums,  and martial arts studios.  In addition,  we license the Everlast(R)
trademark to numerous  companies  that source and  manufacture  products such as men's, women's and children's apparel, footwear,  cardiovascular equipment, back to  school  stationery,  eyewear,  sports  bags,  hats,  fragrances,  batteries, nutritional products and other accessories.  The Company is a member of the U.S.
Sporting  Goods  Manufacturers  Association,  the U.S.  National  Sporting Goods
Association, and the Canadian Sporting Goods Association.

The Merger
----------

          On October 24, 2000 the Company  completed a merger  whereby  Everlast
Holding Corp., the parent company of Everlast World's Boxing  Headquarters Corp.
("Everlast"),  was merged with and into Active  Apparel  New Corp.  ("AANC"),  a wholly-owned  subsidiary  of the  Company  (the  "Merger").  As a result  of the
Merger,  Everlast  became a wholly-owned  subsidiary of the Company.  The Merger involved  (i) payment of $10 million in cash;  (ii) the issuance of an aggregate of 505,000  shares of common stock,  $.002 par value of the Company (the "Common
Stock") and an aggregate of 45,000 shares of redeemable  participating preferred stock,  stated value  $1,000 per share (the  "Preferred  Stock"),  to the former stockholders of Everlast Holding Corp.; and (iii) payment of approximately  $1.4 million in transaction  costs, for an aggregate purchase price of $61.9 million.
Pursuant  to the  terms of that  certain  Agreement  and Plan of  Merger  by and between Everlast Holding Corp.,  Everlast,  the Company and AANC, as amended, if the fair market value of the Common Stock is not $13.00 by October 24, 2007, the
Company will be required to issue  additional  shares of Common Stock or, at its option, pay such amount in cash.

Everlast World's Boxing Headquarters Corp.
------------------------------------------

          Everlast was founded in 1910 as a manufacturer of men's swimwear under the name  "Everlast."  Soon  thereafter,  Everlast began to  manufacture  boxing gloves,  protective headgear,  and related items. As the owner of the registered trademark Everlast(R), Everlast also licensed its brand name worldwide.

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
"Sugar" Ray Leonard, Evander Holyfield, Mike Tyson and "Sugar" Shane Mosley.

PRODUCTS

          The Company  sells a diverse  collection  of consumer  products  which encompasses apparel and sports products,  and licenses the Everlast(R) trademark to numerous  companies  which source or manufacture  ancillary  products such as women's and children's apparel,  footwear,  fitness exercise equipment,  back to school supplies, eyewear, sports bags, hats, fragrances,  batteries, nutritional products and other products. All business activities and decisions as it relates to these products are made by the Company's executive management.

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

          The Company licenses the Everlast(R)  trademark to numerous  companies which  source  or  manufacture  ancillary  products  such  as  children's  wear, footwear,  cardiovascular equipment, back to school stationery,  eyewear, sports bags,  hats and other  accessories  ( the  "Licensed  Products"). Licensing  the
Everlast(R)  trademark has enabled the Company to expand product  offerings into arenas outside of its core manufacturing  arenas, to strengthen its brand image, and to increase profitability, while at the same time minimizing inventory risk.

          The  Company  utilizes  a network of  licensees  for  worldwide  brand distribution in the U.S. and over 80 foreign  countries.  It also sells directly to distributors  and retailers.  In return for exclusive rights to market Sports
Products and accessories in certain regions,  the licensees pay Everlast a fixed royalty rate upon the net revenues, among other criteria, of the licensees.

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

Sports Products
---------------

          The Company's Sports Products have received continued exposure through coverage in movies,  print media and television  because of its association with the history of boxing and its distribution of the Sports Products to amateur and professional  boxers for use in  nationally  televised  events.  The Company has focused on bringing the brand back into the boxing ring with multiple  sponsored events,  such as HBO Latino Boxeo de Oro*, ESPN 2 Friday Night Fights*, a boxing match benefiting the WTC Fund*, Everlast Heavyweight Explosion, a monthly boxing series televised on MSG* network and SRL Boxing Series* with Sugar Ray Leonard.

            The Company has promotional and consulting contracts with noted
boxing champions, trainers, and spokespersons, such as Oscar De La Hoya, Sugar
Shane Mosley, Fres Oquendo, Chris Byrd, Steve Forbes, Sugar Ray Leonard, Larry
Holmes, Sean O'Grady and Cedric Kushner. The Company uses the boxing industry expertise and the relationships of these individuals to assist it in various promotional activities designed to generate interest of the consumers in the
Sports Products.

          The Company  employs six full-time sales persons to promote the Sports
Products to professional and amateur boxers. Additionally,  the Company has also redesigned its professional  line of boxing equipment and the product  packaging of its retail Sports Products.  Finally,  the Company's  graphic arts department has produced two new  catalogs,  one  focusing on  wholesalers  for the consumer retail market, and the other directed at professional and amateur boxers.

Licensed Products
-----------------

          The  Company  employs  an  executive,  who  reporting  to  Mr.  George
Horowitz,  President and Chief Executive Officer (CEO), are jointly  responsible for  developing a marketing  plan for  expansion of the Licensed  Products.  The executive  attends  sporting goods trade shows to promote the Everlast(R)  brand name. Part of the executive's other duties is to generate leads and to meet with potential licensees.  The executive in concert with the CEO are also responsible for renegotiating  terms and possibly  expanding the scope of existing licensing agreements.

MANUFACTURING AND SUPPLIERS

Apparel Products
----------------

          The Company does not manufacture any of its Apparel Products,  relying instead on independent  contractors.  Manufacturers  in the United States supply approximately  70% of the Apparel  Products while the remaining 30% are imported from manufacturers abroad, principally in Asia. Currently, the Company uses over ten separate  manufacturers.  While the Company has no long-term agreements with any of its contractors, the Company believes that it has good relationships with each of them.  The  Company  does not  believe  that the loss of any  particular contractor  would  have a material  adverse  effect on its  business,  financial condition,  or  operations.  The Company  believes that  alternative  sources of products would be readily available.

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

Sports Products
---------------

          Effective  December 2003, we manufacture sole out of one company-owned facility, which produces most of our Sports Products. This facility,  located in
Moberly  Missouri,  has 304,000 square feet and is used to produce products such as heavy bag and speed bag platforms, heavy bags, and boxing rings, as well as a
"cut and sew"  production  department  where boxing gloves,  speed bags,  boxing trunks,  and other related items are  produced.  Certain of these  products were formerly  produced in our Bronx,  New York facility which was closed in December
2003.

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

          The  Company  also  imports  sub-assemblies  and  parts  used  in  the production  of its  finished  Sports  Products  such as shells  for heavy  bags, hardware,  components for speed bags and finished products.  The Company imports approximately  60% of its purchased raw material,  sub assemblies,  and finished goods.

INVENTORY MANAGEMENT

          As of the year ended  December 31, 2003,  the Company's  inventory for both Apparel  Products and Sports  Products was $11.0  million with net sales of
$58 million.

          As of December 31, 2003, the Company's  backlog of unfilled orders for its Apparel  Products and Sports  Products was  approximately  $7 million and $1 million, respectively. The Company expects that substantially all of its current orders  will be shipped  within  120 days of the  receipt  of such  orders.  The
Company's backlog can be affected by a variety of factors,  including scheduling of manufacturing, shipment of products, and customer preferences.

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

Sports Products
---------------

          The Company uses a fully integrated  inventory  management  system for finished goods and the  manufacturing of products by its factories.  The Company has an automated  perpetual inventory for finished goods, raw materials and work in progress  merchandise.  If required by major retailers,  the Company has also incorporated its Sports Products into an EDI Quick Response Replenishment System to fill sales orders.

SALES AND DISTRIBUTION

          For the fiscal years ended 2003,  2002 and 2001, The Sports  Authority
Inc.  ("Sports  Authority")  , including  Gart's  Sports,  which was merged into
Sports Authority in October 2003,  accounted for approximately  17%, 19% and 22%
of net sales of the Company, respectively.  Sports Authority has been a customer of the Company  since its  inception  in 1992.  There is no  long-term  contract between the Company and Sports Authority. The Company believes that its business relationship with Sports Authority is excellent.

          The Company's  strategy is to expand its network of retailers carrying the  Company's  products.  The  Company  plans to focus  on  department  stores, specialty stores,  sporting goods stores,  catalog  operations,  and better mass
merchandisers  for  its  Apparel  Products  and  sporting  goods  stores,   mass
merchandisers,  gymnasiums and martial arts studios for its Sports Products.  In addition  to a  wholesale  catalog for the  retailers,  the Company  published a
Professional  and Amateur  Boxing  Equipment  catalog.  Recent  developments  in technology led the Company to re-engineer  some of its  professional and amateur boxing  equipment.  Professional and amateur boxers,  promoters and trainers can order products  through the catalog with a fax order form, a toll-free number or by visiting the Company's web site @ www.everlastboxing.com.

          Reference  is  made  to  page  24-f  of  the  Consolidated   Financial
Statements  of the Company for a breakdown of domestic and foreign sales for the fiscal years ended December 31, 2003, 2002 and 2001.

Apparel Products
----------------

          Apparel Products are distributed through department stores,  specialty stores, sporting goods stores, catalog operations and better mass merchandisers, encompassing  over 20,000  retail  locations  throughout  the United  States and
Canada.  The retailers  selling Apparel  Products include  Federated  Department
Stores*,  Champs Sports*,  Modell's*,  Acadamy*,  The Sports  Authority*  Sports
Chalet* and the Army Air Force Exchange*. Apparel Products are also sold through the Internet at the Company's web site,  and other third party web sites such as
MCSports.com*, TSA.com* and Garts.com*.

          The Company  currently  has ten  in-house  sales  representatives  and thirteen non-employee sales representatives for its Apparel Products. Mr. George
Horowitz, the Company's President and Chief Executive Officer, and other Company senior executives coordinate sales and manage the representatives to ensure that the sales representatives  project a consistent and unified image of the Company to customers.

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

          Consistent  with industry  practice,  the Company  accepts  returns of
Apparel Products and Sports Products within 30 days.  Returns are allowed due to poor quality, defects in materials or workmanship. The Company believes that its return levels are better than industry norms. In addition to returns,  customers deduct  chargebacks  from the  purchase  price for sales  allowances,  new store opening discounts and other marketing development funds, which in the opinion of management  promotes brand awareness.  Chargebacks have an adverse effect on the
Company's  business and results of  operations  since they reduce  overall gross profit  margins on sales.  The  Company  experienced  rates of  charge-backs  of approximately  5.6%,  4.3% and 4.5% during  fiscal  years  2003,  2002 and 2001, respectively,  which are consistent with the industry norms of 3% to 6% for both
Apparel  Products and Sports  Products.  The Company  believes that sales of the
Apparel Products are not seasonal.

Canadian Branch
---------------

          The Company has a Canadian  branch that  markets  Apparel  Products in
Canada. The Company also has two exclusive  distributors who wharehouse and sell its Sports  Products in Canada.  During  fiscal years 2003,  2002 and 2001,  net sales, in U.S.  Dollars,  from operations in Canada were $3,934,000,  $5,228,000 and $4,184,000,  respectively. During 2003, certain customers from Canada became licensees.  Although  there can be no  assurances,  the Company does not believe that  exchange  rate  fluctuations  will have a material  adverse  effect on the
Company's  results of operations in the future.  During fiscal years 2003,  2002 and 2001,  the  Company's  foreign  sales  accounted  for  7.3%,  8.4% and 8.9%, respectively, of the Company's net sales, the majority of which were in Canada.

Sports Products
---------------

          The Company's  Sports Products are distributed  through sporting goods stores, mass merchandisers,  catalog  operations,  gymnasiums,  and martial arts studios.  The  Company  distributes  its Sports  Products  to over 7,000  retail locations  throughout the United States and Canada. The Sports Products are sold by retailers such as Modell's*, The Sports Authority*, Big 5* and Academy*.

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

          o    PRODUCT   CATALOGS:   The  Company   publishes  a  retail  and  a
               professional catalog which features all products  manufactured by the Company.  The Company also produces merchandise to be sold in certain catalogs for selected licensed items; and

          o    Mail-Order:   The   Company   uses  an   independent   mail-order
               distributor.

          The  Company  believes  that the  sales  of  Sports  Products  are not seasonal.

Licensed Products
-----------------

          The Company  employs an executive  who is  responsible  for  worldwide licensing of the Everlast brand name.  Until February 10, 2003, the Company also had a non-exclusive  agreement with a license  consultant whose remuneration was determined by license revenues received from certain licensees. The nonexclusive agreement was terminated on February 10, 2003 but,  pursuant to the  termination provisions of such  agreement,  commissions  to be paid to the  consultant  will continue for two years thereafter.

          There  are 60  licenses  worldwide  that  are  held  by 44  licensees.
Licensed Products,  such as men's,  women's, and children's apparel,  sleepwear,
underwear,   hosiery,  footwear,  eyewear,  hats,  sports  bags,  cardiovascular equipment,  fragrances,  nutritional  products and batteries are sold in over 80 other  countries  where licenses have been issued.  The Company  believes it can expand  its  licensing  base  to new  geographic  locations  and in new  product categories such as sports drinks, bottled water, infant apparel, and cosmetics.

          The Company believes that sales of Licensed Products are not seasonal.
Reference is made to page 19-f of the Consolidated  Financial  Statements of the
Company for the net revenues  from  License  Products for the fiscal years ended
December 31 2003, 2002 and 2001.

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

Sports Products
---------------

          The  Company  has  quality   control   procedures  in  effect  at  its
manufacturing facility in Moberly,  Missouri.  Manufacturing supervisors inspect
Sports Products for defects  throughout both the  manufacturing  process and the finishing stages, including imported products.

Licensed Products
-----------------

          The Company  requires its licensees to submit samples of products that are to be  sold  under  exclusive  license  agreements.  These  sample  Licensed
Products  are  inspected  by the  Company's  management  for  quality and proper placement of the Company's Everlast(R)  trademark.  Licensees that do not comply with the Company's quality or trademark  standards are notified that they are in breach of their license agreement.

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

Sports Products
---------------

          The sporting goods industry is also highly competitive.  However,  the
Company  believes that it is the preeminent name in boxing equipment and as such is able to compete in that segment of the sporting goods industry. The Company's
competitors   for  its  Sports  Products  at  the  retail  level  are  Technical
Knockout/TKO*  and Century  Sporting  Goods*.  At the  professional  and amateur boxing level, the Company's competitors are Ringside*, Grant*, and Reyes*.

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

EMPLOYEES

          As of  February  29,  2004,  the  Company  had 215  employees  who are employed  on a  full-time  basis.  These  include  75  administrative  and sales
employees  at  its  New  York  City  main  office  and  140   employees  at  its
manufacturing facility in Moberly, Missouri. 107 employees of the Company at its manufacturing  facility in Moberly,  Missouri  are  covered  under a  collective bargaining  agreement that expires on June 5, 2005. The Company  believes it has satisfactory  relationships  with its employees under the collective  bargaining agreement.

          The Company also employs additional  full-time and part-time employees in  connection  with the design,  marketing,  and sale of its  products on an as needed  basis.  The Company hires  temporary  employees  from time to time.  The
Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL CONSIDERATIONS

          The Company's  manufacturing  facility is subject to various  federal, state and local  environmental  laws and  regulations  limiting  the  discharge,
storage,   handling  and  disposal  of  a  variety  of  substances  set  by  the
Environmental  Protection  Agency,  particularly  the  federal  Water  Pollution
Control  Act,  the Clean Air Act of 1970 (as  amended  in  1990),  the  Resource
Conservation  and Recovery Act  (including  amendments  relating to  underground tanks) and the federal "Superfund"  program. The Company cannot, with certainty, assess  at this time the  impact  upon its  operations  or  capital  expenditure requirements  of future emission  standards and enforcement  practices under the
1990 amendments to the Clean Air Act.

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

          To the best of the Company's knowledge,  its manufacturing facility is currently in compliance in  all-material  respects with existing OSHA  standards and environmental laws and regulations.  The Company does not believe that there is a substantial  likelihood that further OSHA or environmental  compliance will
require  substantial   expenditures  or  materially  affect  its  operations  or
competitive position. The Company currently has no capital expenditures relating to satisfying environmental standards.

ITEM 2.  PROPERTIES

PRINCIPAL PLACE OF BUSINESS

          The Company renewed its real property  leases at its principal  office at 1350 Broadway,  New York, New York effective  December 2003. The lease is for
12,087 square feet with an annual base rent of $407,728 through November 2008.

          Additionally,  the Company leases  approximately  1,200 square feet of office  and  showroom  space in  Montreal,  Canada,  at an  annual  base rent of
CAD$18,000 through April 2006.

MANUFACTURING FACILITY

          The Company  owns a  manufacturing  facility  in Moberly,  Missouri of approximately  304,000  square  feet.  The Company  believes  that its  existing facility  will be adequate  to meet its needs for the  foreseeable  future.  The
Company further believes that additional  manufacturing  space will be available at its Moberly,  Missouri  manufacturing plant in the event the Company requires additional capacity.

          From  January 1, 2003 to December  31,  2003,  the Company  operated a leased  manufacturing  facility in the Bronx, New York. On December 31, 2003 the
Company closed the Bronx facility and centralized its  manufacturing  operations in its  Moberly,  Missouri  manufacturing  facility.  For details  concerning  the closure and relocation of the Bronx facility, please see the Section "Results of
Operations -- 2003 Restructuring and Non-Recurring Charges."

ITEM 3.     LEGAL PROCEEDINGS

Joan Hansen & Co.
-----------------

          On December 20,  2000,  Joan Hansen & Co., a  non-exclusive  licensing agent of the Company (the "Agent"),  filed a lawsuit in the Supreme Court of the
State of New York against the Company, Everlast, George Horowitz,  President and
Chief  Executive  Officer of the  Company,  and Ben Nadorf,  a former  principal stockholder of Everlast and a Director of the Company,  individually.  The Agent alleged a breach of  contract  on the basis that  after the  Merger the  Company stopped  paying  royalties  to  Everlast,  which  had  become  its  wholly-owned subsidiary, and accordingly the Company discontinued the payment of remuneration to the Agent.

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

          Thereafter the Company filed a motion for summary judgment against the
Agent seeking  dismissal of the balance of the Agent's  claims.  That motion was decided in the Company's  favor on December 23, 2002. The Agent's appeal of that portion  of the  decision  dismissing  its claim for a breach of  contract,  was unanimously  affirmed by the Appellate  Division on December 16, 2003. The Agent
has  subsequently  filed a motion  seeking  permission to further  appeal to the
Court of  Appeals as well as  reasserting  its  breach of  contract  claims in a separate demand for arbitration.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters  were  submitted to a vote of security  holders  during the last quarter of fiscal year 2003.

                                     PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                   SECURITIES

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

                                   2002

                         High                    Low
                         ----                    ---

1st Quarter             $3.15                   $2.10
2nd Quarter             $4.89                   $2.81
3rd Quarter             $4.00                   $1.65
4th Quarter             $4.25                   $1.51

                                   2003

                         High                    Low
                         ----                    ---

1st Quarter             $4.20                   $2.79
2nd Quarter             $3.15                   $2.20
3rd Quarter             $3.30                   $2.54
4th Quarter             $3.45                   $2.46

HOLDERS

          The  closing  bid price of each share of Common  Stock as of March 19,
2004 was $2.95.  There were 440 record holders of the shares of Common Stock and one record  holder of the Company's  Class A Common  Stock,  $.01 par value (the
"Class A Common  Stock").  Based upon  information  received  from some of these record holders,  the Company believes there are  approximately  2,400 beneficial holders of the shares of Common Stock.

DIVIDENDS

          The Company has never paid  dividends on its Common Stock or its Class
A Common  Stock.  The Company  anticipates  that,  for the  foreseeable  future, earnings  will be retained for use in its business and does not  anticipate  the payment of dividends on its Common Stock or its Class A Common Stock.

          The Company continues to pay dividends to the holders of its shares of its $.01 par value  preferred  stock  (the  "Preferred  Stock").  The  shares of
Preferred Stock are entitled to a dividend equal to two-thirds  (2/3) of the net after tax  profits  after  adding  back  goodwill  amortization  and stock based compensation.  In  2002  and  years  thereafter,  the  dividend  is  reduced  in proportion to the redeemed  Preferred  Stock.  The  percentage of net income (as defined) to be paid to holders of Preferred Stock is as follows:

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

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2003)

      ------------------------------------------------------------ ----------------------------- ------------------------
      Plan Category                  Number of securities to       Weighted-average       Number of securities remaining
                                        be issued upon            exercise price of        available for future issuance
                                   exercise of outstanding       outstanding options,        under equity compensation
                                       options, warrants         warrants and rights        plans (excluding securities
                                          and rights (a)                                      reflected in column (a))
      -------------------------------------------------------------------------------------------------------------------
      Equity compensation                     555,500                   10.03                          431,900
      plans approved by
      security holders
      -------------------------------------------------------------------------------------------------------------------
      Equity compensation                     325,111                    3.80                             -
      plans not approved by
      security holders
      -------------------------------------------------------------------------------------------------------------------
      Total                                   880,611                    7.73                          431,900
      -------------------------------------------------------------------------------------------------------------------

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

                                                          For the year ended
                              ===========================================================================
                                December 31     December 31   December 31    December 31    December 31
                                  2003 (a)        2002           2001           2000           1999
                              ====================== ===================== ==============================

Net Sales                     $ 58,035,886    $ 65,613,012   $ 52,951,510   $ 36,897,562   $ 24,464,139
Net License Revenues             6,669,640       5,501,388      5,141,024        537,330              0
Net Income (Loss) (a)             (954,839)      2,448,251      2,338,896      1,425,731        816,152
Preferred Stock Dividend                 0       1,450,808      1,674,840         27,324              0
Basic Earnings (Loss) per
   Common Share                      (0.31)           0.32           0.21           0.52           0.31
Diluted Earnings (Loss) per
   Common Share                      (0.31)           0.24           0.14           0.44           0.31
Total Assets                    64,256,713      63,846,752     63,952,774     66,877,884      8,274,198
Long Term Debt                   4,866,111       3,227,324        140,508      3,125,000              0
Redeemable Preferred Stock      30,000,000      35,000,000     40,000,000     45,000,000              0

(a) During fiscal 2003, the Company  incurred  restructuring  and  non-recurring duplicative manufacturing costs aggregating $3.3 million, pretax, related to the relocation and consolidation of its Bronx, New York manufacturing facility which closed in December 2003.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

          Our financial  statements are prepared in accordance  with  accounting principles  generally  accepted in the United States of America.  The accounting principles we use require us to make estimates and  assumptions  that affect the reported  amounts  of  assets  and  liabilities  at the  date  of the  financial statements  and  amounts of income and  expenses  during the  reporting  periods presented.  We  believe  in the  quality  and  reasonableness  of  our  critical accounting  policies,  however it is likely that  materially  different  amounts would be reported under different conditions or using different assumptions that we have consistently applied. We believe our critical accounting policies are as follows, including our methodology for estimates made and assumptions used.

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

          o    TRADE  RECEIVABLES.  We perform  ongoing  credit  evaluations  on
               existing  and  new  customers   daily.   We  apply  reserves  for
               delinquent or uncollectible  trade  receivables based on specific identification methodology and also apply a general reserve based on our trade receivable aging categories. Credit losses have been within our estimates over the last few years.

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

          o    INVENTORY.  Our  inventory  is  valued  at the  lower  of cost or market.  Cost has been derived  principally  on the standard cost methodology,  where we utilize a  first-in-first-out  method.  We provide for reserve allowances on finished goods and specifically identify  and reserve for slow moving or obsolete  raw  materials and packaging.

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

RESULTS OF OPERATIONS

2003 Restructuring and Non-Recurring Charges
--------------------------------------------

          During  the  fourth  quarter  of  fiscal  2003  we  recorded   charges
aggregating  $2.1  million,   before  taxes,   related  to  the  relocation  and
consolidation  of our Bronx, New York  manufacturing  facility into our Moberly,
Missouri  facility.  Approximately  $1.2 million of these  charges were non-cash nature.

          Commencing July 2003, we decided to pursue and execute a plan to close the Bronx,  New York  facility.  Our decision to close this facility was largely the result of  significant  lease  escalation  costs  expected at the end of our existing lease term in April 2004 and our inability to reach practical  capacity at both the  Bronx,  New York and  Moberly,  Missouri  facilities.  Accordingly, during the fourth  quarter of fiscal  2003,  we  completed  the  relocation  and consolidation of the facilities.

          The  restructuring  charge  includes $2.1 million of costs  associated with the discontinuance of certain products,  factory labor and related overhead costs  resulting  from the  idle  capacity  in the  Bronx,  New  York  facility, severance, lease exit and other disposal costs. Of this $2.1 million of charges, our 2003 gross  profit was reduced by $1.1  million  charged to cost of sales as required by accounting rules. At December 31, 2003,  approximately  $0.5 million was accrued principally  related to lease exit costs. In addition,  we wrote off
and  disposed  of  approximately  $0.1  million  of  fixed  assets.   Additional
restructuring  charges  of $0.4  million  were  incurred  during  the year ended
December 31, 2003 related to severance  liabilities  and related  employee costs and other disposal and lease exit costs.

Year End 2003 Compared to Year End 2002
---------------------------------------

          Net sales were $58.0  million for the year ended  December 31, 2003 as compared to $65.6  million for the year ended  December  31, 2002, a decrease of
$7.6 million or 11.6%.  This decrease in sales was  principally  attributable to lower sales order volumes from  retailers on both the apparel and sporting goods products due to prevailing  general economic and weather  conditions  during the first half of fiscal  2003 and  approximately  $3.5  million in sales to certain customers in 2002 who became licensees in 2003.

          Gross profit in 2003 decreased to $14.5 million,  25% of net sales, as compared to $18.9 million,  or 28.8% of net sales in 2002. Gross profit adjusted for the restructuring and  non-recurring  costs,  included within cost of sales, was $15.6 million or 26.9% of net sales. The decrease in both dollar amounts and percentage  of net sales was  related to reduced  sales  volume and mix of sales mentioned above and in addition, $1.2 million of duplicative manufacturing costs incurred in the second half of fiscal 2003  related to the  facility  relocation and consolidation.

          Net license revenues were $6.7 million for the year ended December 31,
2003 as  compared to $5.5  million  for the year ended  December  31,  2002,  an increase of 21%.  The  increase in license  revenues  was  primarily  due to new license agreements and increased revenues on existing licenses.

          Selling and shipping expenses  increased to $12.7 million for the year ended December 31, 2003 from $12.5 million for the year ended December 31, 2002.
Selling and shipping  expenses as a percentage  of net sales  increased to 21.9%
from  18.9%.  This  increase,  as a  percentage  of  net  sales,  was  primarily attributable to increased  marketing and  advertising  costs across all business lines as well as the decrease in net sales as it relates to the fixed portion of selling and shipping expenses.

          General and administrative  expenses increased to $6.4 million for the year ended December 31, 2003 as compared to $5.9 million in the 2002 period. The increase  was  due to  higher  infrastructure  costs  required  to  support  our diversified organization.

          As discussed  above,  during the fourth  quarter of 2003,  we recorded approximately  $1.1 million of restructuring  and non-recurring  charges.  There were no such  charges in 2002.  These  charges  are  related  to  certain  asset write-offs, lease exit and disposed costs, and severance liabilities and related employee costs.

          Amortization  expense  remained  $0.9  million  for  the  years  ended
December 31, 2003 and 2002.

          Operating  income decreased to $34,414 for the year ended December 31,
2003 from $5.1 million for the year ended  December  31, 2002.  The $5.1 million decrease  was a result of the  aforementioned  restructuring  and  non-recurring charges,  lower gross  margins and higher  selling,  general and  administrative costs as described above.

          Interest  expense,  net of interest income,  increased to $1.0 million for the year  ended  December  31,  2003 from $0.7  million  for the year  ended
December  31,  2002.  The  increase is  attributable  to the increase in our net borrowings  from  our  factor  to fund  the  annual  mandatory  preferred  stock redemption.

          Income (loss) before income taxes for the year ended December 31, 2003 was $(0.9) million as compared to $4.5 million in the 2002 period.  The decrease of $5.4  million was a result of lower  operating  profits in the 2003 period as well as the increase in interest expense.

          We incurred a tax provision of $35,000 for the year ended December 31,
2003 as  compared to $2.0  million for the year ended  December  31,  2002.  The decrease in taxes is a result of lower pre-tax earnings as compared to the prior year.

Year End 2002 Compared to Year End 2001
---------------------------------------

          Net sales  increased to $65.6 million for the year ended  December 31,
2002 from $53 million for the year ended December 31, 2001, an increase of $12.6 million or 23.9%.  This increase in sales was  principally  attributable  to the additional sales of Apparel Products and Sports Products due to increased market penetration.

          Gross profit  increased to $18.9  million for the year ended  December
31, 2002 from $18 million for the year ended  December 31, 2001,  an increase of
$.9 million or 4.8%.  Gross profit  decreased  as a  percentage  of net sales to
28.8%  from  34.0%.  The  decrease  as a  percentage  of net sales is  primarily attributed to product mix.

          Net  license  revenues  increased  to $5.5  million for the year ended
December  31, 2002 from $5.1 million for the year ended  December  31, 2001,  an increase of $.4 million or 7.0%. The increase in license  revenues was primarily due to new license agreements and increased revenues on existing licenses.

          Selling and shipping expenses  increased to $12.4 million for the year ended December 31, 2002 from $11.5 million for the year ended December 31, 2001, an  increase  of $.9  million  or  7.8%.  Selling  and  shipping  expenses  as a percentage  of net sales  decreased  to 19.0% from  21.8%.  This  decrease  as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed nature of certain selling and shipping expenses.

          General and administrative  expenses increased to $5.9 million for the year ended  December 31, 2002 from $5.8 million for the year ended  December 31,
2001, an increase of $.1 million or 1.0%. General and administrative expenses as a  percentage  of net sales  decreased  to 9.0% from 11.0%.  This  decrease as a percentage of net sales was primarily  attributable  to the increase in sales as it relates to the fixed nature of general and administrative expenses.

          Amortization  expense  decreased  to $.9  million  for the year  ended
December  31, 2002 from $1.2  million for the year ended  December  31,  2001, a decrease  of  $.3  million.  This  decrease  is  primarily  attributable  to new
standards   established  by  the  Financial  Accounting  Standards  Board  which eliminated the amortization of goodwill.

          Operating income increased to $5.1 million for the year ended December
31, 2002 from $4.6 million for the year ended  December 31, 2001, an increase of
$.5 million for the reasons  stated above.  Operating  income as a percentage of net sales was 7.8% for the year ended  December 31, 2002 as compared to 8.7% for the year ended December 31, 2001.

          Interest expense  increased to $.8 million for the year ended December
31, 2002 from $.5 million for the year ended  December 31, 2001,  an increase of
$.3  million or 46.3%.  The  increase  is  attributable  to the  increase in the
Company's net borrowings from its factor to finance growth and the redemption of the Preferred Stock.

          The Company incurred a non-recurring  charge related to the settlement of a litigation  claim in the amount of $.1 million for the year ended  December
31, 2001.

          The Company  incurred a tax provision of $2 million (45%) for the year ended  December 31, 2002 as compared to $1.8 million  (44.1%) for the year ended
December 31, 2001.

          The Company had net income of $2.5 million for the year ended December
31, 2002 as compared to $2.4 million for the year ended  December  31, 2001,  an increase of $.1 million.

          Preferred Stock dividends payable for the year ended December 31, 2002 was $1.4 million and was paid in March 2003.  The dividends paid for fiscal year ended December 31, 2001 were $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

          We finance our operations and growth  primarily with our cash flows we generate from our operations and from borrowings with our Factor.

          Net cash provided by operating  activities for the year ended December
31, 2003 was $1.3 million  compared to $1.8 million for the year ended  December
31, 2002.  This  decrease was  primarily  due to the decrease in net income,  as adjusted for the add back of non-cash  restructuring and non-recurring  charges, offset by increases in working capital items,  principally  accounts  receivable and accounts payable.

          Net cash provided by investing activities for the years ended December
31, 2003 was $40,000  compared  to $.7 million for the year ended  December  31,
2002.  This  decrease  was  due  to  reductions  in  capital   expenditures  for
manufacturing equipment and proceeds from the sale of marketable securities.

          Net cash used by financing  activities for the year ended December 31,
2003 was $2.0 million as compared to $1.6 million in 2002.

          During the year ended  December 31, 2003,  the Company's  primary need for funds was to finance working capital, and the annual mandatory redemption of its Preferred  Stock and the preferred  stock  dividend.  The Company has relied primarily upon its cash flow from operations and its asset based borrowings from the factor to finance its operations and  expansion.  Cash and cash  equivalents and short term  investments  were  approximately $2 million at December 31, 2003 compared  to $2.5  million at December  31,  2002,  a decrease  of $.5  million.
Working  capital was $6.2 million at December 31, 2003 compared to $12.9 million at  December  31,  2002.  The  decrease  in working  capital  was due  increased borrowings from our factor  aggregating $3.5 million to fund our preferred stock payments made of $3.0 million and deferred financing costs of $0.7 million,  and the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with
Characteristics  of both Liabilities and Equity." We adopted SFAS No. 150 during the period ended September 30, 2003, which required us to classify our Preferred
Stock as a debt  instrument,  whereby $3 million is  currently  due December 31,
2004 (restatement of prior period amounts was prohibited.)

          The balance of the amount due to factor represents accounts receivable assigned to the factor by the Company net of  outstanding  advances  made by the factor to the Company  under the factoring  agreement.  At December 31, 2003 the amount due to factor was $6.9  million as compared  to $3.4  million at December
31, 2002.

2004 Liquidity Outlook
----------------------

          On  January  13,  2004,  we  announced  that we had  entered  into our
Agreement with our principal  preferred  stockholder  (the "Principal  Preferred
Stockholder"), modifying its annual minimum redemptions.

          Under the terms of the  Agreement,  in lieu of a cash  payment for the redemption of a portion of their Series A Preferred  Stock,  $2,000,000 for each of the four years commencing  December 14, 2003, through December 14, 2006, will be converted  into four term loans  ("Loans").  The Loans are  evidenced by four promissory  notes  from the  Company  which  shall  provide  for the  payment of interest and deferred finance costs.  Interest and deferred finance costs are to be paid at a combined  annual rate of 9.5% per annum on the aggregate $8 million note during each of the years 2004  through  2007,  and 10% during 2008  payable each December 14th until maturity on December 14, 2008.

          In addition,  with the  aforementioned  closing of our Bronx, New York facility,  we are anticipating annual cost savings of approximately $2.8 million commencing in the first quarter of fiscal 2004.

          Management  anticipates  that  as a  result  of  the  Preferred  Stock refinancing  and the  costs  savings  mentioned  above,  existing  cash and cash equivalent  balances,  and  expected  positive  cash  flows  generated  from our operations,  will  create  sufficient  cash  flows to fund our  preferred  stock redemptions,  debt instruments and other contractual  obligations due throughout
2004  although no assurance to that effect can be given.  If positive  cash flow does not occur and the anticipated cost savings do not  materialize,  there will be a decrease in cash and cash  equivalents  and  additional  borrowings  may be required by our Factor and/or other lenders.

          Obligations for all preferred  stock  redemptions,  debt  instruments, capital and operating leases and other contractual obligations are as follows:

                                                                      Payments Due by Period (In 000's)
                                              ---------------------------------------------------------------------------
                                                                         Less than
                                                         Total             1 Year           1-3 Years          Thereafter
                                              ---------------------------------------------------------------------------
    Preferred Stock redemptions
      and notes payable                                $ 32,000            $3,000            $ 11,000           $ 18,000
    Debt instruments and capital lease
      obligations                                         3,201               335               2,867                  -
    Operating leases                                      2,038               422               1,242                374
                                              ---------------------------------------------------------------------------
    Total contractual cash obligations                 $ 37,240           $ 3,757            $ 15,109           $ 18,374
                                              ===========================================================================

OFF-BALANCE SHEET ARRANGEMENTS

          The Company has no  off-balance  sheet  arrangements  that have or are reasonably likely to have a current or future effect on the Company's  financial condition,  changes in financial  condition,  revenues or  expenses,  results of operations,  liquidity,  capital  expenditures  or  capital  resources  that  is material to investors.

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

          Interest:  From time to time the  Company  invests  its excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time  the  investments  are  outstanding  and  their  general  liquidity,  these instruments  are classified as cash  equivalents  in the Company's  consolidated balance sheet and the Company believes that these investments do not represent a material interest rate risk to it. The Company's  long-term debt obligations are the Mortgage loan on its Moberly facility and its equipment finance obligations.
The Company  believes that these  long-term debt  obligations do not represent a material  interest rate risk to the Company.  The Company's  note payable to its
Principal Preferred Stockholder has been set at a fixed rate of interest.

          Foreign  Currency:  The  Company  conducts  business in Canada and the
Licensed  Products  are sold in various  parts of the world.  Revenues  from the
Company's  licensees are denominated in US Dollars and do not expose the Company to risks due to currency exchange rate fluctuations. The Company's revenues from its Canadian  operations are exposed to  fluctuations  in foreign  exchange rate between the Canadian  Dollar  versus the US Dollar.  Revenues from the Company's
Canadian operations  represented 6.8% of the Company's consolidated revenues for the fiscal year ended 2003 and the Company  believes  that the foreign  exchange rate risk due to its Canadian operations is not material.

ITEM 8.     FINANCIAL STATEMENTS.

            CONSOLIDATED FINANCIAL STATEMENTS

            PLEASE SEE PAGE 2-F THROUGH 6-F.

ITEM 9.     CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

          Our Chief Executive  Officer and Chief Financial Officer have reviewed our  disclosure  controls and  procedures as of the end of the period covered by this report.  Based upon this review,  these officers  concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately  designed to ensure that information  required to be disclosed by the  Company  in the  reports  it files or  submits  under the  Exchange  Act is recorded, processed,  summarized and reported, within the time periods specified in applicable rules and forms.

(b) Changes in Internal Controls.

          There were no significant changes in our internal controls or in other factors  that could  significantly  affect  these  controls  during the  quarter covered by this  report or from the end of the  reporting  period to the date of this Form 10-K.

                                    PART III

Item  10,  "Directors  and  Executive  Officers  of the  Registrant",  Item  11,
"Executive  Compensation",  Item 12, "Security  Ownership of Certain  Beneficial
Owners and  Management  and  Related  Stockholder  Matters",  Item 13,  "Certain
Relationships and Related Transactions", and Item 14, "Principal Accountant Fees
and  Services"  have been omitted from this report  inasmuch as the Company will file with the  Securities  and Exchange  Commission  pursuant to Regulation  14A within  120 days  after the end of the  fiscal  year  covered  by this  report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company
to be held on June 4, 2004,  at which  meeting the  stockholders  will vote upon selection  of the  directors.  This  information  in  such  Proxy  Statement  is incorporated herein by reference.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)   (1) List of Financial statements

      Report of Independent Auditors

      Consolidated Balance Sheets - December 31, 2003 and 2002

      Consolidated  Statements  of  Operations - Years ended  December 31, 2003,
      2002 and 2001

      Consolidated Statements of Stockholders' Equity - Years ended December 31,
      2003, 2002 and 2001

      Consolidated  Statements  of Cash Flows - Years ended  December  31, 2003,
      2002 and 2001

      Notes to Consolidated Financial Statements

      (2)  List of Financial Statement Schedule

           Valuation and Qualifying Accounts (Schedule II)

EVERLAST WORLDWIDE, INC.
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2003

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at         Charged to                             Balance at
                                        Beginning of        Costs and                                End of
                                          Period            Expenses           Deductions            Period
                                          ------            --------           ----------            ------

 Allowance for Doubtful Accounts:

Year ended December 31, 2003            $276,000            $136,000                                $412,000
Year ended December 31, 2002             257,000              52,496              33,496             276,000
Year ended December 31, 2001             117,000             191,434              51,434             257,000
Year ended December 31, 2000             117,000                   -                   -             117,000

(b) Reports on Form 8-K

      (1)  Form 8-K dated November 3, 2003.

          The  Company   announced  in  a  press  release  the   relocation  and
consolidation  of its Bronx, New York  manufacturing  facility into its Moberly,
Missouri facility.

      (2)  Form 8-K dated November 13, 2003.

          The Company announced in a press release its results of operations and financial condition for its fiscal 2003 third quarter ended September 30, 2003.

(C)       Exhibits

EXHIBIT                                                           FILED     INCORPORATED BY
INDEX     DESCRIPTION OF DOCUMENT                               HEREWITH    REFERENCE TO:

3.1(a)    Certificate of Incorporation of the Company,                      Exhibit 3.(i) of Registration Statement File No.33-
          as amended ("Certificate of Incorporation").                      87954 (the "1995 Registration Statement")

3.1(b)    Certificate of Amendment of the Certificate of                    Exhibit 3.1(b) of the 2000 Form 10-KSB for the year
          Incorporation.                                                    ended December 31, 2000

3.1(c)    Certificate of Designations, Powers,                              Exhibit 4.1 of the Current Report on Form 8-K filed
          Preferences and Rights of the Series A                            on October 24, 2002.
          Redeemable Participating Preferred Stock.

3.2       Bylaws of the Company.                                            Exhibit 3.(ii) of the 1995 Registration Statement.

10.1      1995 Non-Employee Director Stock Option Plan                      Exhibit 10.29 of the 1996 Form 10-KSB for the year
          of the Company, adopted on October 6,                             ended December 31, 1995.
          1995.

10.2      Lease, dated as of December 1, 2003,                     X
          between the Company and 1350 Broadway
          Associates.

10.3      Agreement and Plan of Merger dated August                         Exhibit 99.1 of the Current Report on Form 8-K filed
          21, 2000 by and among Everlast Worldwide                          November 7, 2000.
          Inc. (f/k/a Active Apparel Group, Inc.),
          Everlast Holding Corp., a Delaware
          corporation, and the stockholders of Everlast
          Holding.

10.4      2000 Stock Option Plan of the Company.                            Appendix B of Schedule 14A filed
                                                                            on October 3, 2000.

10.5      Form of Registration Rights Agreement.                            Appendix D of Schedule 14A filed on October 3, 2000.

10.6      Agreement made by and between Everlast                            Exhibit 99.2 of the Current Report on Form 8-K filed
          Worldwide  Inc.,  and Ben Nadorf ("Nadorf").                      January 15, 2004
          ("Nadorf"). dated December 16, 2003

10.7      Promissory Note issued by Everlast                                Exhibit 99.3 of the Current Report on Form 8-K filed
          Worldwide  Inc.,  on behalf of Ben Nadorf                         January 15, 2004
          ("Nadorf"). dated December 16, 2003

21        List of Subsidiaries                                     X

23.1      Consent of Independent Auditors                          X

31.1      Certification of Chief Executive Officer                 X
          pursuant to Rul 13a-14(a) and Rule 15d-14(a)
          of the Securities Exchange Act, as amended.

31.2      Certification of Chief Financial Officer                 X
          pursuant to Rule 13a-14(a) and Rule 15d-14(a)
          of the Securities Exchange Act, as amended.

32.1      Certification by CEO pursuant to 18 U.S.C.               X
          Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification by CFO pursuant to 18 U.S.C.               X
          Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

          In  accordance  with  Section  13 or 15(d) of the  Exchange  Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                      Everlast Worldwide Inc.

                      By: /s/ George Horowitz
                         ----------------------------------------
                         George Horowitz
                         Chairman and Chief Executive Officer

Dated: March 29, 2004

          In accordance  with the Exchange Act this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

 March 29, 2004           /s/ George Horowitz
                          -----------------------------
                          George Horowitz (Chairman; Chief Executive Officer;
                          and Principal Executive Officer)

 March 29, 2004           /s/ Matthew F. Mark
                          -----------------------------
                          Matthew F Mark (Chief Financial Officer; and
                          Chief Accounting Officer)

 March 29, 2004           /s/ James Anderson
                          -----------------------------
                          James Anderson (Director)

 March 29, 2004           /s/ Rita Cinque Kriss
                          -------------------------------
                          Rita Cinque Kriss (Director)

 March 29, 2004           /s/ Larry Kring
                          ------------------------------
                          Larry Kring (Director)

 March 29, 2004           /s/ Edward Epstein
                          ------------------------------
                          Edward Epstein (Director)

                          ------------------------------
                          Ben Nadorf (Director)

 March 29, 2004           /s/ Wayne Nadrof
                          ------------------------------
                          Wayne Nadorf (Director)

                             EVERLAST WORLDWIDE INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

ITEM 8:  FINANCIAL STATEMENTS

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  1f

Consolidated Balance Sheets                                                   2f

Consolidated Statements of Operations                                         3f

Consolidated Statements of Changes in Stockholders' Equity                  4-5f

Consolidated Statements of Cash Flows                                        6f

Notes to Consolidated Financial Statements                                7f-26f

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Everlast Worldwide Inc. and Subsidiaries
New York, NY

We have  audited  the  accompanying  consolidated  balance  sheets  of  Everlast
Worldwide  Inc.  and  subsidiaries  as of December  31,  2003 and 2002,  and the related consolidated statements of operations,  changes in stockholders' equity, and cash flows for each of the three  years in the  period  ended  December  31,
2003. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Everlast Worldwide
Inc. and  subsidiaries  as of December 31, 2003 and 2002, and the results of its operations  and its cash flows for each of the three  years in the period  ended
December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY                                               /s/ Berenson LLP
February 13, 2004,
except for Note 13; as to
which the date is March 3, 2004

                                      1-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                             -------------------------
ASSETS                                                                           2003          2002
Current assets:
   Cash and cash equivalents                                                 $ 1,937,334   $ 2,530,452
   Marketable equity securities                                                        -       308,841
   Accounts receivable, net                                                    8,405,404     7,697,847
   Inventories                                                                11,012,010    11,460,160
   Prepaid expenses and other current assets                                   1,107,043       819,053
                                                                             -----------   -----------
              Total current assets                                            22,461,791    22,816,353
Property and equipment, net                                                    6,188,388     6,487,830
Goodwill                                                                       6,718,492     6,718,492
Trademarks, net                                                               24,489,021    25,401,693
Restricted cash                                                                1,015,097     1,003,701
Other assets                                                                   3,383,924     1,418,683
                                                                             -----------   -----------
                                                                             $64,256,713   $63,846,752
                                                                             ===========   ===========

LIABILITIES, REDEEMABLE PARTICIPATING
PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of Series A redeemable participating preferred stock   $ 3,000,000   $         -
   Due to factor                                                               6,898,081     3,351,997
   Current maturities of long-term debt                                          335,475       363,028
   Accounts payable                                                            5,175,558     3,391,334
   Income taxes payable                                                                -       553,850
   Accrued expenses and other current liabilities                              1,018,944       794,543
   Redeemable preferred stock dividends payable                                        -     1,450,808
                                                                             -----------   -----------
              Total current liabilities                                       16,428,058     9,905,560

License deposits payable                                                         568,833       563,526
Series A redeemable participating preferred stock                             27,000,000             -
Note payable                                                                   2,000,000             -
Other liabilities                                                              1,165,738             -
Long-term debt, net of current maturities                                      2,866,111     3,227,324
                                                                             -----------   -----------
                                                                              50,028,740    13,696,410
                                                                             -----------   -----------
Series A redeemable participating preferred stock                                      -    35,000,000
                                                                             -----------   -----------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.002; 19,000,000 shares authorized;
     3,202,904 issued, 3,028,904 outstanding, 3,008,236-2002                       6,406         6,364
   Class A common stock, par value $.01; 100,000 shares authorized, issued
     and outstanding                                                               1,000         1,000
   Paid-in capital                                                            11,697,178    11,662,825
   Retained earnings                                                           3,250,340     4,205,179
   Accumulated other comprehensive income                                            268         2,193
                                                                             -----------   -----------
                                                                              14,955,192    15,877,561
   Less: treasury stock, at cost (174,000 common shares)                         727,219       727,219
                                                                             -----------   -----------
                                                                              14,227,973    15,150,342
                                                                             -----------   -----------
                                                                             $64,256,713   $63,846,752
                                                                             ===========   ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                      2-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years ended December 31,
                                                  --------------------------------------------
                                                       2003            2002            2001
                                                  ------------    ------------    ------------
Net sales                                         $ 58,035,886    $ 65,613,012    $ 52,951,510

Cost of goods sold                                  43,505,127      46,729,288      34,929,074
                                                  ------------    ------------    ------------
Gross profit                                        14,530,759      18,883,724      18,022,436

Net  license revenues                                6,669,640       5,501,388       5,141,024
                                                  ------------    ------------    ------------
                                                    21,200,399      24,385,112      23,163,460
                                                  ------------    ------------    ------------
Operating expenses:
   Selling and shipping                             12,722,039      12,446,838      11,547,922
   General and administrative                        6,436,274       5,891,549       5,834,813
   Restructuring and non-recurring costs             1,095,000               -               -
   Amortization expense                                912,672         912,672       1,193,485
                                                  ------------    ------------    ------------
                                                    21,165,985      19,251,059      18,576,220
                                                  ------------    ------------    ------------

Income from operations                                  34,414       5,134,053       4,587,240
                                                  ------------    ------------    ------------

Other expense (income):
   Interest expense                                  1,002,579         777,159         531,256
   Investment income                                   (48,326)        (96,129)       (242,026)
   Miscellaneous                                             -               -         112,500
                                                  ------------    ------------    ------------
                                                       954,253         681,030         401,730
                                                  ------------    ------------    ------------

Income (loss) before provision for income taxes       (919,839)      4,453,023       4,185,510
Provision for income taxes                              35,000       2,004,772       1,846,614
                                                  ------------    ------------    ------------

Net income (loss)                                     (954,839)      2,448,251       2,338,896
Redeemable preferred stock dividends                         -       1,450,808       1,674,840
                                                  ------------    ------------    ------------

Net income available to common stockholders       $   (954,839)   $    997,443    $    664,056
                                                  =============   ============    ============

Basic earnings (loss) per common share            $      (0.31)   $       0.32    $       0.21
                                                  =============   ============    ============
Diluted earnings (loss) per common share          $      (0.31)   $       0.24    $       0.14
                                                  =============   ============    ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                      3-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                    Total                                                     Class A
                                                comprehensive            Common Stock                       Common Stock
                                                    income         Shares             Amount             Shares           Amount

Balance, December 31, 2000                                        2,998,936            $6,346           100,000           $1,000

Comprehensive income:
  Net income                                    $2,338,896
  Unrealized holding gain                           36,164
                                                ----------
Comprehensive income                            $2,375,060
                                                ==========
Redeemable preferred dividends                                            -                 -                 -                -
                                                                 ----------        ----------        ----------       ----------
Balance, December 31, 2001                                        2,998,936             6,346           100,000            1,000

Comprehensive income:
  Net income                                    $2,448,251
  Unrealized holding loss                         (148,467)
                                                ----------
Comprehensive income                            $2,299,784
                                                ==========
Exercise of stock options                                                  9,300                18                 -                -

Redeemable preferred stock dividends                                           -                 -                 -                -
                                                                      ----------        ----------        ----------       ----------
Balance, December 31, 2002                                             3,008,236             6,364           100,000            1,000
                                                                      ==========        ==========        ==========       ==========
Comprehensive income:
  Net loss                                      $ (954,839)
  Unrealized holding loss                           (1,925)
                                                ----------
Comprehensive loss                               $(956,764)
                                                ==========
Exercise of stock options                                                 20,668                42                 -                -

Redeemable preferred stock dividends                                                                               -                -
                                                                      ----------        ----------        ----------       ----------
Balance, December 31, 2003                                             3,028,904            $6,406           100,000           $1,000
                                                                      ==========        ==========        ==========       ==========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                      4-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                   (Continued)

                                                                      Accumulated
                                                                          Other                Treasury stock
                                          Paid-in       Retained      comprehensive        --------------------
                                          capital       earnings         Income            Shares        Amount        Total
                                        ----------    ------------    ------------         ------        ------        -----

Balance, December 31, 2000           $ 11,642,105    $  2,543,680    $    114,496         174,000   $   (727,219)   $ 13,580,408

Comprehensive income:
  Net income                                    -       2,338,896               -               -              -       2,338,896
  Unrealized holding gain                       -               -          36,164               -              -          36,164

Comprehensive income

Redeemable preferred dividends
                                                -      (1,674,840)              -               -              -      (1,674,840)
Balance, December 31, 2001           ------------    ------------    ------------         -------   ------------    ------------
                                       11,642,105       3,207,736         150,660         174,000       (727,219)     14,280,628
Comprehensive income:
  Net income                                    -       2,448,251               -               -              -       2,448,251
  Unrealized holding loss                       -               -        (148,467)              -              -        (148,467)

Comprehensive income

Exercise of stock options                  20,720               -               -               -              -          20,738

Redeemable preferred stock dividends            -      (1,450,808)              -               -              -      (1,450,808)
                                     ------------    ------------    ------------         -------   ------------    ------------
Balance, December 31, 2002             11,662,825       4,205,179           2,193         174,000       (727,219)     15,150,342
                                       ==========       =========           =====         =======       ========      ==========

Comprehensive income:
  Net loss                                               (954,839)                                                      (954,839)
  Unrealized holding loss                                                  (1,925)                                        (1,925)

Comprehensive loss                         34,353                                                                         34,395

Exercise of stock options
                                                                -               -
Redeemable preferred stock dividends ------------    ------------    ------------         -------   ------------    ------------
                                     $ 11,697,178    $  3,250,340    $        268         174,000   $   (727,219)   $ 14,227,973
Balance, December 31, 2003           ============    ============    ============         =======   ============    ============

                                      5-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years ended December 31,
                                                                      -----------------------------------------
                                                                           2003          2002           2001
                                                                      ------------   -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                  $  (954,839)   $ 2,448,251    $ 2,338,896
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
        Bad debts                                                         136,120         52,496        191,434
        Depreciation                                                      534,321        559,110        529,655
        Amortization                                                    1,061,672        912,672      1,193,485
        (Increase) decrease in cash surrender value of                          -        (92,600)        80,000
          life insurance policies
        Interest income on restricted cash                                (11,396)        (3,701)             -
        Deferred income taxes                                                   -        (84,070)             -
        Loss on disposal of fixed assets                                        -              -         16,003
        Non-cash restructuring and non-recurring charges, including
            related inventory charge                                    1,156,922              -              -
        Changes in assets (increase) decrease:
         Accounts receivable                                             (843,678)    (1,303,175)    (1,786,588)
         Inventories                                                     (584,419)     1,201,374     (3,945,600)
         Prepaid expenses and other current assets                       (337,990)       151,298         51,251
         Other assets                                                     (74,241)      (276,767)      (507,217)
        Changes in liabilities increase (decrease):
         Accounts payable, income taxes payable and
            accrued expenses and other liabilities                      1,237,332     (1,641,153)     2,208,690
         License deposits payable                                           5,307       (125,197)        15,761
                                                                      ------------   -----------    -----------
                 Net cash provided by operating activities              1,325,111      1,798,538        385,770
                                                                      ------------   -----------    -----------

Cash flows from investing activities:
   Proceeds from redemptions of marketable securities                     308,841              -              -
   Acquisition of property and equipment                                 (267,975)      (728,656)      (280,084)
                                                                      ------------   -----------    -----------
                 Net cash provided (used) by investing activities          40,866       (728,656)      (280,084)
                                                                      ------------   -----------    -----------
Cash flows from financing activities:
   Proceeds from long-term debt                                                 -      3,516,049              -
   Repayment of long-term debt                                           (388,766)      (145,924)    (3,488,632)
   Increase in due to factor                                            3,546,084      2,671,845      4,332,505
   Redemption of participating preferred stock                         (3,000,000)    (5,000,000)    (5,000,000)
   Issuance of common stock in connection with exercises
      of options                                                           34,395         20,738              -
   Proceeds from loans from cash surrender value
     of life insurance policies                                                 -              -        748,166
   Financing costs in connection with preferred stock refinance          (700,000)             -              -
   Payment of preferred stock dividend                                 (1,450,808)    (1,702,164)             -
   Restricted cash                                                              -     (1,000,000)       950,000
                                                                      ------------   -----------    -----------
                 Net cash used by financing activities                 (1,959,095)    (1,639,456)    (2,457,961)
                                                                      ------------   -----------    -----------

Net decrease in cash and cash equivalents                                (593,118)      (569,574)    (2,352,275)
Cash and cash equivalents, beginning of year                            2,530,452      3,100,026      5,452,301
                                                                      ------------   -----------    -----------
Cash and cash equivalents, end of year                                $ 1,937,334    $ 2,530,452    $ 3,100,026
                                                                      ============   ===========    ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                      6-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.   Nature of business:

          Everlast  Worldwide Inc., a Delaware  corporation and its subsidiaries
     (collectively,  the Company and herein referred to as "we", "us" and "our")
     was organized on July 6, 1992.  We are engaged in the design,  manufacture, marketing and sale of women's  activewear and  sportswear;  and the design, manufacture,  marketing  and  sale  of  men's  activewear,  sportswear  and outerwear (the "Apparel  Products")  each  featuring the  widely-recognized
     Everlast(R)  trademark.  We also manufacture  sporting goods related to the sport of boxing  such as boxing  gloves,  heavy bags,  speed  bags,  boxing trunks,  and  miscellaneous  gym equipment  that are sold through  sporting goods stores,  mass  merchandisers,  catalog  operations,  gymnasiums,  and martial arts studios. In addition,  we license the Everlast(R) trademark to numerous  companies  that source and  manufacture  products  such as men's, women's and children's apparel, footwear, cardiovascular equipment, back to school  stationery,  eyewear,  sports bags,  hats,  fragrances,  batteries, nutritional products and other accessories.  The Company is a member of the
     U.S. Sporting Goods Manufacturers  Association,  the U.S. National Sporting
     Goods Association, and the Canadian Sporting Goods Association.

2.   Significant accounting policies:

     a. Principles of consolidation:

          Our  accompanying   consolidated   financial  statements  include  the
     accounts of the Company and its wholly-owned subsidiaries.  All significant
     intercompany   accounts   and   transactions   have  been   eliminated   in
     consolidation.

     b. Cash and cash equivalents:

          The Company  considers  all  short-term  investments  with an original maturity of three months or less to be cash  equivalents.  Cash equivalents includes  commercial paper, money market funds and certain  certificates of deposit.

     c. Cash concentration:

          The  Company  maintains  its  cash and cash  equivalents  accounts  at various  commercial  banks.  The cash  balances  are insured by the Federal
     Deposit  Insurance  Corporation  (FDIC) up to  $100,000  at each  bank.  At
     December 31, 2003,  the amount of bank balances in excess of the FDIC limit is approximately $1.5 million.

     d. Inventories:

          Our inventory is valued at the lower of cost or market.  Cost has been derived principally using standard costs utilizing the first-in,  first-out method.  We provide  write-downs  for  finished  goods  expected  to become non-saleable  and provide for slow moving or  obsolete  raw  materials  and packaging.

     e. Accounts receivable:

          The accounts receivable arise in the normal course of business.  It is the policy of management to review the outstanding  accounts  receivable at year end, as well as the bad debt  write-offs  experienced in the past, and establish an allowance for doubtful accounts for uncollectible  amounts. An
     allowance  for  doubtful   accounts  of  $412,000  and  $276,000  has  been
     established as of December 31, 2003 and 2002, respectively.

                                      7-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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
          During the year ended  December 31, 2003,  the Company  completed  its impairment  review of  goodwill,  which  indicated  that  there was no impairment.  The following table provides a reconciliation of reported net income for the year ended December 31, 2001 to adjusted net income had SFAS 142 been applied as of January 1, 2001.

                                                      Year ending
                                                   -----------------
                                                   December 31, 2001

               Reported net income                     $2,338,896
               Add back:  goodwill amortization           173,389
                                                   -----------------
               Adjusted net income                     $2,512,285
                                                   =================

                                      8-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

                                                     Year ending
                                                  ------------------
                                                  December 31, 2001
Basic earnings per share:
   Reported net income                                $0.21
   Goodwill amortization                               0.06
                                                      --------------
   Adjusted net income                                $0.27
                                                      ==============
Diluted earnings per share:
   Reported net income                                $0.14
   Goodwill amortization                               0.03
                                                      --------------
   Adjusted net income                                $0.17
                                                      ==============

ii.  Trademarks:

     At December 31, 2003, the Company has trademarks  acquired from a merger in
2000 deemed to have a finite life.  These costs are amortized over 30 years. For the years ended December 31, 2003, 2002 and 2001, trademark amortization expense was $912,672 for each year, respectively.

     Trademarks are as follows:

                                    2003               2002
                                -----------        -----------
Gross carrying amount of
   trademarks, at cost          $27,380,000        $27,380,000

Accumulated amortization          2,890,979          1,978,307
                                -----------        -----------
Trademarks - net                $24,489,021        $25,401,693
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

                                      9-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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

     k.   Advertising expense:

          The Company  expenses  advertising  costs as they are incurred.  As of
     December 31, 2003, 2002 and 2001, the Company had incurred  advertising and promotional  expenses of approximately $2.4 million,  $3.2 million and $3.6 million, respectively.

     l.   Estimates:

          The financial  statements are prepared in accordance  with  accounting principles  generally  accepted  in  the  United  States  of  America.  The accounting  principles we use require us to make estimates and  assumptions that affect the reported  amounts of assets and  liabilities at the date of the  financial  statements  and amounts of income and  expenses  during the reporting periods  presented.  We believe in the quality and reasonableness of our critical accounting policies;  however, it is likely that materially different  amounts would be reported  under  different  conditions or using assumptions different from those that we have consistently applied.

     m.   Shipping and handling costs:

          Shipping and handling costs totaling  approximately $1.6 million, $1.6 million and $1.5 million for the years ended  December  31, 2003,  2002 and
     2001,  respectively,  are included in selling and shipping  expenses on the income statement.

     n.   Accounting for stock based compensation:

          We have  elected to follow APB Opinion No. 25,  "Accounting  for Stock
     Issued to Employees" ("APB 25") and related Interpretations,  in accounting for stock options  because,  as discussed below, the alternative fair value accounting provided for under Statement of Financial  Accounting  Standards
     No.  123,  "Accounting  for  Stock-Based  Compensation"  ("SFAS No.  123"),
     requires use of option  valuation models that were not developed for use in valuing  employee stock  options.  Under APB 25, when the exercise price of our  employee  stock  options  at  least  equals  the  market  price of the underlying  stock  on  the  date  of  grant,  no  compensation  expense  is recognized.

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
     SFAS No. 148  requires  us to  disclose  pro forma  information  related to stock-based  compensation,  in accordance with SFAS No. 123, on a quarterly basis in addition to the current annual basis disclosure.

          Pro forma  information  regarding  earnings  and earnings per share is required by SFAS No. 123, and has been  determined as if we have  accounted for our stock  options under the fair value method of that  Statement.  The fair value for these

                                      10-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

options was estimated at the date of grant using a Black-Scholes  option pricing model with the following weighted-average  assumptions: risk free interest rates ranging  from 1% to 2%; no dividend  yield;  volatility  factors of the expected market  price of our common  stock of  approximately  6% for  fiscal  years 2003 through 2001; and a weighted-average expected life of the options of three years in each year.

      The  Black-Scholes  option  valuation  model  was  developed  for  use  in estimating the fair value of traded options,  which have no vesting restrictions and are fully  transferable.  In addition,  option  valuation models require the input of highly  subjective  assumptions  including  the  expected  stock  price
volatility.   Because  our  stock  options  have  characteristics  significantly different from those of traded  options,  and because  changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion,  the  existing  models do not  necessarily  provide a  reliable  single measure of the fair value of our employee stock options.

      For purposes of pro forma  disclosures,  the  estimated  fair value of the options is amortized to expense over the options' vesting periods. Our pro forma information is as follows:

                                                                               2003               2002                 2001
                                                                         -------------       -------------        -------------
Net income (loss) as reported                                            $    (954,839)      $   2,448,251        $   2,338,896

Deduct: total stock-based employee
compensation expense determined under fair value based method for
all awards, net of related tax effects                                          35,300              33,387               51,896
                                                                         -------------       -------------        -------------
Pro forma net income (loss)                                              $    (990,139)      $   2,414,864        $   2,287,000
                                                                         =============       =============        =============
Earnings (loss) per share:

   Basic - as reported                                                          $(0.31)             $.32               $.21
                                                                                ======              ====               ====
   Basic - pro forma                                                            $(0.32)             $.32               $.21
                                                                                ======              ====               ====

   Diluted - as reported                                                        $(0.31)             $.24               $.14
                                                                                ======              ====               ====
   Diluted - pro forma                                                          $(0.32)             $.24               $.13
                                                                                ======              ====               ====

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

                                      11-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

     q.   Revenue recognition:

          Product  revenues  are  recognized  upon  shipment of inventory to the customers.  License  revenues  are  recognized  based upon the terms of the underlying license agreements, when the amounts are reliably measurable and collectability reasonably assured.

     r.   Deferred financing costs:

          Eligible   costs   associated   with   obtaining  debt  financing  are
     capitalized  and  amortized  over the related term of the  applicable  debt instruments, which approximates the effective interest method.

     s.   Recent pronouncements:

          SFAS No. 146,  "Accounting for Costs  Associated with Exit or Disposal
     Activities",   addresses  financial  accounting  and  reporting  for  costs associated  with exit or disposal  activities  and nullifies EITF Issue No.
     94-3, "Liability  Recognition for Certain Employee Termination Benefits and
     other  Costs to Exit an Activity  (including  Certain  Costs  Incurred in a
     Restructuring)."  The principal  difference  between SFAS No. 146 and Issue
     94-3 relates to SFAS No. 146's  requirements for recognition of a liability for a cost  associated  with an exit or  disposal  activity.  SFAS No.  146 requires  that a liability for a cost  associated  with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability  for an  exit  cost  as  generally  defined  in  Issue  94-3  was recognized  at  the  date  of  an  entity's  commitment  to an  exit  plan.
     Therefore,  SFAS No. 146 eliminates the  definition  and  requirements  for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial  measurement of the liability.  The provisions of SFAS No. 146 are  effective  for exit or disposal  activities
     that  we  may  initiate  after   December  31,  2002.   Refer  to  Note  4,
     Restructuring  and   Non-recurring   Charges  for  our  disposal  and  exit
     activities related to our Bronx, New York facility.

3.   Adoption of SFAS No. 150,  "Accounting  for Certain  Financial  Instruments
     with Characteristics of both Liabilities and Equity"

          In May  2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain
     Financial Instruments with Characteristics of both Liabilities and Equity."
     SFAS No. 150 is effective for all financial instruments, in existence prior to May 31, 2003,  meeting this  definition,  at the  beginning of the first interim period  beginning  after June 15, 2003. The Company has adopted the provisions  of SFAS No. 150,  effective  July 1, 2003 for the third quarter
     ending  September  30,  2003.  The  Statement   establishes  standards  for
     classifying and measuring as liabilities certain financial instruments that
     embody  obligations  of  the  issuer  and  have   characteristics  of  both
     liabilities  and equity.  The Company's  Series A Redeemable  Participating
     Preferred Stock  ("Preferred  Stock") meets this  definition,  and thus has
     been   reclassified   as  a  liability   (current  and  long-term)  on  our
     Consolidated Balance Sheet for the year ended December 31, 2003.

          Application of SFAS No. 150 requires our Preferred  Stock  instruments to be  reclassified  at its  current  carrying  amount  with no  cumulative adjustment recognized. In addition, dividends associated with our Preferred
     Stock instrument are to be classified as interest  expense  commencing from the three months  ended  September  30, 2003 onward.  During the year ended
     December 31, 2003, no dividends  have been  classified as interest  expense due to our net loss.  Dividends  and other amounts paid or accrued prior to reclassification  of the instrument to a liability are not  reclassified as interest cost upon transition in accordance with SFAS No. 150.

                                      12-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

4.   Restructuring and non-recurring charges:

          During  the  fourth  quarter  of  fiscal  2003  we  recorded   charges
     aggregating  $2.1 million,  before  taxes,  related to the  relocation  and consolidation  of our  Bronx,  New  York  manufacturing  facility  into our
     Moberly,  Missouri  facility.  Approximately  $1.2 million of these charges were non-cash in nature.

          Commencing July 2003, we decided to pursue and execute a plan to close the Bronx,  New York  facility.  Our  decision to close this  facility  was largely the result of significant  lease  escalation  costs expected at the end of our  existing  lease term in April 2004 and our  inability  to reach practical  capacity  at both the  Bronx,  New York  and  Moberly,  Missouri facilities.  Accordingly,  during the fourth  quarter  of fiscal  2003,  we completed the relocation and consolidation of the facilities.

          The  restructuring  charge  includes $2.1 million of costs  associated with the  discontinuance  of certain  products,  factory  labor and related overhead  costs  resulting  from the idle  capacity in the Bronx,  New York facility,  severance,  lease exit and other  disposal  costs.  Of this $2.1 million of  charges,  our 2003 gross  profit  was  reduced by $1.1  million charged to cost of sales as required by accounting  rules.  At December 31,
     2003,  approximately $.5 million was accrued  principally  related to lease exit costs.  In addition,  we wrote off and disposed of  approximately  $.1 million of fixed assets.  Additional  restructuring  charges of $.4 million were incurred  during the year ended December 31, 2003 related to severance liabilities  and related  employee  costs and other disposal and lease exit costs.

5.   Marketable equity securities:

          The Company had marketable  equity  securities  that are classified as available-for-sale securities. These securities have been recorded at their fair  market  value of  $308,841 at December  31,  2002.  A net  unrealized holding gain, amounting to $2,193 has been included in stockholders' equity as of December 31, 2002. The securities were sold during 2003.

6.   Due to factor:

          Certain of the  Company's  accounts  receivable  are assigned  without recourse to a commercial  factor.  The amount due to the factor  represents advances  received in excess of net sales  assigned.  The amount due to the factor  is net of a  provision  for  future  chargebacks  of  approximately
     $215,000 and $150,000 at December 31, 2003 and 2002. Interest is charged at
     1% above prime on advances. This factoring arrangement is collateralized by the Company's  factored and  non-factored  accounts  receivable and certain finished goods.

7.   Inventories:

               Inventories consist of:

                                                2003             2002
                                           -----------     ------------
               Raw materials               $ 1,460,586     $  2,067,637
               Work-in-process               1,705,995        2,181,506
               Finished goods                7,845,429        7,211,017

                                           $11,012,010      $11,460,160
                                           ===========     ============

                                      13-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

8.   Property and equipment:
                                                   2003               2002
                                              -----------        -----------

   Land                                       $   309,100        $   309,100
   Buildings and building improvements          5,348,581          5,295,912
   Furniture and fixtures                         558,117            572,649
   Machinery and equipment                      3,679,412          3,816,490
   Vehicles                                       265,248            265,249
                                              -----------        -----------
                                               10,160,458         10,259,400
   Less: accumulated depreciation               3,972,070          3,771,570
                                              -----------        -----------
                                              $ 6,188,388        $ 6,487,830
                                              ===========        ===========

9.   Cash surrender value, life insurance:

          The  Company  is the  owner of cash  surrender  value  life  insurance policies on the life of a current stockholder and director.  The face value of these policies approximates $1.6 million. At December 31, 2003, the cash value, net of outstanding loans of $957,000, is $261,000 and is included in other  assets.  At December 31, 2002,  the cash value,  net of  outstanding loans of $956,885, was $261,000 and is included in other assets.

10.  Long-term debt:

          Long-term debt consists of the following:

                                                     2003                2002
                                                  ----------          ----------

Term  loan of  $3,350,000  due in  sixty
monthly   payments  of   principal   and
interest,  based on an  amortization  of
180 months,  with a balloon  payment due
on the sixtieth month. The interest rate
is equal to the thirty  day LIBOR  yield
plus 4% (5.4% at December 31, 2003). The
term loan is  secured  by  property  and
equipment  having  a net  book  value of
$3,566,000.   The  term  loan   requires
maintenance   of   minimum   cash   flow
coverage, as defined. A letter of credit
of  $1,000,000  must be in place  during
the entire  term of this loan,  or until
no longer required. The Company's factor
has  issued  this  letter  of  credit on
behalf of the Company. As collateral for
the letter of credit,  the  Company  has
cash  restricted  as  to  withdrawal  of
$1,015,097.                                       $3,089,444          $3,312,778

Various  equipment  loans due in monthly
installments  of principal  and interest
through  2005.  The  interest  rates  on
these loans range from 7.50% to 8.77%                112,142             277,574
                                                  ----------          ----------
                                                   3,201,586           3,590,352
Less current maturities                              335,475             363,028
                                                  ----------          ----------
                                                  $2,866,111          $3,227,324
                                                  ==========          ==========

                                      14-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

    Annual maturities of long-term debt are approximately as follows:

         Twelve months ending December 31,        2004        $ 335,000
                                                  2005          249,000
                                                  2006          223,000
                                                  2007        2,395,000

11.  Series A Redeemable Participating Preferred Stock and Note Payable:

          On October 24, 2000, the Board of Directors designated the issuance of
     45,000 shares (1,000,000 total preferred shares  authorized) $.01 par value of Series A Redeemable  Preferred  Stock (the  "preferred  shares").  These preferred  shares were issued  pursuant to the merger  agreement  among the
     Company,   Everlast   Holding  Corp.   and  Active  Apparel  New  Corp.,  a
     wholly-owned  subsidiary  of the  Company,  and are  recorded at their fair value. The preferred  shares have priority  liquidation and dividend rights over other securities issued.

          As part of the merger agreement, the Company is to redeem 5,000 shares
     ($5,000,000  redemption value) on every December 31 until all of the shares have been  redeemed.  The  Company  has the  option  to  redeem  all of the preferred shares at the end of any quarter or an additional  amount greater than the mandatory  redemption at the end of any year (December  31st). The
     Company is required to pay 105% of the  redemption  value for any  optional redemption that is made.

          On January 13, 2004 we announced that we had entered into an Agreement on December 14, 2003 with the Principal  Preferred  Stockholder,  modifying its annual minimum redemptions.

          Under the terms of the  Agreement,  in lieu of a cash  payment for the redemption of a portion of their Series A Preferred  Stock,  $2,000,000 for each of the four years commencing December 14, 2003, e through December 14,
     2006,  will be  converted  into four term  loans  ("Notes").  The Notes are evidenced by four promissory notes from the Company which shall provide for the payment of interest and deferred  finance costs.  Interest and deferred finance costs are to be paid at the combined  annual rate of 9.5% per annum on the  aggregate $8 million of notes during each of the years 2004 through
     2007,  and 10% during 2008 payable  each  December  14th until  maturity on
     December  14,  2008.  The  Company  shall  have the  right to  pre-pay  the promissory  notes in full, with no prepayment  fees,  prior to December 14,
     2008 together with all unpaid interest and deferred  financing costs due at the time of  pre-payment.  There are no changes to the  existing  preferred dividend  formula  currently  being  used  on  the  outstanding  redeemable percentage of the Series A Preferred  Stock,  mentioned below. As a further condition of this refinance,  the Company paid financing costs  aggregating
     $800,000 of which $700,000 was paid by December 2003.

          If the Company  fails to make a mandatory  redemption  payment  within thirty days after it is due, all licenses and trademarks  obtained pursuant to the merger will be assigned back to the former stockholders of Everlast, effective 60 days following the assignment, if not remedied.

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

                                      15-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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

     Dividends  are due on March  31st of each  succeeding  fiscal  year.  As of
December 31, 2003, the Company did not have accrued dividends on these preferred shares due to its net loss.

     If a  dividend  payment is not made when  scheduled,  the  Company  will be subject to the same terms and conditions as a default on a mandatory  redemption payment.

     Minimum redemption  amounts,  as amended for the aforementioned  refinance, including the repayment of the notes payable are as follows:

     Twelve months ending December 31, 2004          $  3,000,000
                                       2005             3,000,000
                                       2006             3,000,000
                                       2007             5,000,000
                                       2008            13,000,000
                                       2009             5,000,000

12.  Commitments and contingencies:

     a.   Lease commitments:

          The Company has two leases for office and showroom space, one of which will expire April 30, 2006 and the other expiring on November 30, 2008.

          At December 31, 2003,  future minimum rental  payments  required under the noncancellable leases are approximately as follows:

    Twelve months ending December 31, 2004        $  422,000
                                      2005           422,000
                                      2006           413,000
                                      2007           408,000
                                      2008           374,000

                                      Total       $2,039,000

Rent  expense for the three years ended  December  31,  2003,  2002 and 2001 was
$818,000, $746,000 and $746,000, respectively.

                                      16-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

     b.   Employment agreements:

          i.   The Company has an  employment  agreement  with its President and
               Chief Executive  Officer  through the term of the agreement.  The initial term of the agreement  expires on December 31, 2005,  but continues  thereafter  for  additional  one-year  periods  unless either the President and Chief  Executive  Officer of the Company
               or the  Board of  Directors  gives the other  ninety  days  prior written notice of  nonrenewal.  At the discretion of the Board of
               Directors, the Company may reward and pay the President and Chief
               Executive  Officer with salary increases and a bonus on or before
               December 31, of any year during the term.

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

     Twelve months ending December 31, 2004      590,000
                                       2005      504,000

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

     d.   Contingencies:

          i.   On December 20,  2000,  a claim was brought  against the Company, its  subsidiary  (EWBH),  and two  officers of the  Company.  The complaint  was initiated by the EWBH's  licensing  representative
               (the  "plaintiff")  in the Supreme Court of the State of New York
               (the "Court"). The plaintiff alleged breach of contract, tortuous interference with contractual  relations,  tortuous  interference
               with  prospective   business   relations  and  unjust  enrichment
               stemming from the merger of the Company  completed on October 24,
               2000.

               On  November  30,  2001,  the claims  against the  officers  were dismissed by the Supreme  Court.  On June 27, 2002 the  Appellate
               Divisions   unanimously   affirmed  the  order   dismissing   the
               plaintiff's claims.

                                      17-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

               On December 23, 2002, the case against the Company was dismissed.
               On December  23, 2003,  the  plaintiff's  appeal was  unanimously denied.

               Plaintiff has subsequently  filed a motion seeking  permission to further  appeal  its  claims to the Court of  Appeals  as well as reasserting  its breach of contract  claims in a separate  demand for arbitration.

               After  reviewing  this case  with the  Company's  legal  counsel, management  believes that there is no merit to plaintiff's motion seeking to further  appeal the dismissal of its lawsuit or to the breach of contract  claims asserted in its demand for arbitration and intends to continue to contest the matter vigorously.

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

     e.   Pension plan:

          The  Company  was  contributing  to a union  sponsored  multi-employer pension plan which was covering its union employees in the Bronx, New York.
     The  Company's  contributions  to the  Plan,  incurred  in these  financial statements,  for the years  ended  December  31,  2003,  2002 and 2001 were
     $74,327, $102,258 and $87,427,  respectively. As part of the relocation and consolidation  of this  facility,  the  Company  is no longer  required  to sponsor this  multi-employer  pension plan due to the  termination of these employees.

          Information as to the Company's  portion of accumulated  plan benefits and  plan  assets  is not  reported  separately  by  the  pension  plan.  A contingent  liability  may exist  because an  employer  under the  Employee
     Retirement  Income  Security Act,  upon  withdrawal  from a  multi-employer benefit plan, is required to continue to pay its proportionate share of the plan's unfunded vested benefits, if any. The potential liability under this provision has not been determined; however, the Company believes that based on  available  financial  information  from the plan,  no  provision  for a contingent  liability exists nor has been recorded at December 31, 2003.

                                      18-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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
     Pursuant to one of the plans,  the  Company  matches 40% of the first 5% of each  employee's  contribution.  The Company does not match the  employee's
     contribution   on  the  other  plan.  The  Company's   contributions   were
     approximately $40,000 for each of the three years ended December 31, 2003.

13.  Licensing revenues:

          i.   The Company, as licensor, has numerous licensing and distribution agreements with varying  expiration dates.  Pursuant to the terms of the licensing agreements,  the Company is scheduled to receive approximate minimum royalty payments, exclusive of renewal option
               provisions  which  would  trigger   additional   minimum  royalty
               payments, as follows:

               Twelve months ending December 31,  2004                $7,758,000
                                                  2005                 6,900,000
                                                  2006                 3,435,000
                                                  2007                 2,521,000
                                                  2008                 1,891,000
                                   2009 and thereafter                 7,000,000

               Net licensing  revenue generated for the years ended December 31,
               2003,  2002 and  2001  amounted  to  $6,669,640,  $5,501,388  and
               $5,141,024,  respectively. These licensing revenues are reflected net of related expenses of $845,000, $711,000 and $647,000.

               In March, 2004, one of the Company's  licensees filed for Chapter
               11   bankruptcy    protection.    This   licensee   has   secured
               debtor-in-possession  financing  and has  indicated to us that it plans to  petition  the  courts  to allow it to  comply  with the provisions of its licensing contract with Everlast.  To date, all of this licensee's  minimum monthly  licensing  amounts have been paid.  The Company has the right to terminate  its contract  with this  licensee,  as  defined,  and  believes  if such  action  is required,  alternative  licenses  could be arranged with equal or better terms than its existing arrangement with this licensee.

          ii.  In connection with the license agreements,  certain licensees are required to make a specified minimum cash deposit to the Company.
               The deposit is refundable to the licensee upon  expiration of the license agreement.  At December 31, 2003 and 2002, the amounts on
               deposit  totaled  $568,833  and  $563,526,   respectively.  These
               amounts are reflected as  liabilities to licensees on the balance sheet.

                                      19-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

14.  Stock option plans:

          i.   1993 Stock Option Plan:

               A  maximum  of  443,900  options  were  available  to be  granted pursuant  to  this  plan,  which  terminated  in  November  2003.
               Accordingly,  no further stock  options  grants can be made under this plan going  forward.  Options  previously  granted  prior to
               November  2003 vest in three  years and have a term of ten years.
               Options  granted  pursuant  to this plan were  designated  by the
               Board of Directors as either non-qualified or incentive.

               The  option  price of  shares  designated  as  nonqualified  were determined by the Board of Directors  each year for the following year at 85% of fair  market  value  and in the case of  incentive stock  options  were no less  than the fair  market  value of the shares on the date of the grant.

          ii.  1995 Non-employee Director Stock Option Plan:

               The 1995  non-employee  director  stock option plan  provides for
               automatic   grants  of  options  to  purchase  3,000  shares  and
               thereafter yearly grants to purchase 3,000 shares of common stock to each active  director  serving on the Board at the time of the grant who is not an  officer  or  employee  of the  Company.  The
               Director   Plan   provides   additional   grants  of  options  to
               non-employee  directors  of 100 shares to the Chairman of a board committee  and 200 shares to the  Chairman  and  Secretary of the
               Board of Directors.  Options granted vest in three years and have a term of seven years.

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

                                      20-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                  NOTETES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

Pursuant to the merger of Everlast Worldwide, Inc. on October 24, 2000 the Board
of Directors granted the President and CEO of the Company, 125,000 non-qualified stock  options  with an  exercise  price  of  $4.00  and an  additional  380,000 non-qualified  stock  options with an exercise  price of $13.00.  These  options vested immediately and expire five years from the grant date.

                                                                     SHARES
                                  -------------------------------------------------------------------------
                                                                       1995                        Weighted
                                    2000             1993           Non-employee                    average
                                    Stock           Stock         director stock                   exercise
        2003                      option plan    option plan        option plan      Total           price
        ----                      -----------    -----------        -----------      -----           -----

Outstanding at January 1           555,500         278,179           58,100          891,779         $7.63

Granted                                  -               -            9,500            9,500         $3.83

Cancelled                                -               -                -                -             -

Exercised                                -          (8,468)         (12,200)         (20,668)        $1.66
                                   -------         -------           ------          -------
Outstanding at December 31         555,500         269,711           55,400          880,611         $7.73
                                   =======         =======           ======          =======
Exercisable at December 31         555,500         246,678           42,600          844,778         $7.92
                                   =======         =======           ======          =======

                                                                     SHARES
                                  -------------------------------------------------------------------------
                                                                       1995                        Weighted
                                    2000             1993           Non-employee                    average
                                    Stock           Stock         director stock                   exercise
        2002                      option plan    option plan        option plan      Total           price
        ----                      -----------    -----------        -----------      -----           -----

Outstanding at January 1          505,000        341,679               64,200        910,879        $7.52

Granted                            50,500              -                9,500         60,000        $2.61

Cancelled                               -         63,500                6,300         69,800        $2.69

Exercised                               -              -                9,300          9,300        $2.23
                                   -------         -------           ------          -------
Outstanding at December 31        555,500        278,179               58,100        891,779        $7.63
                                   =======         =======           ======          =======
Exercisable at December 31        555,500        244,512               42,267        842,279        $7.92
                                   =======         =======           ======          =======

                                      21-f

                                                                                     SHARES
                                                       --------------------------------------------------------------------------
                                                                                       1995
                                                         2000             1993       Non-employee
         2001                                            Stock           Stock      director stock                 Weighted average
         ----                                          option plan    option plan   option plan         Total       exercise price
                                                       -----------    -----------   -----------         -----       --------------

         Outstanding at January 1                         505,000        285,679         54,700        845,379        $   7.88

         Granted                                             --           60,000          9,500         69,500        $   2.92

         Cancelled                                           --            4,000           --            4,000        $   2.63

         Exercised                                           --             --             --             --
                                 --                       -------        -------         ------        -------

         Outstanding at December 31                       505,000        341,679         64,200        910,879        $   7.52
                                                          =======        =======         ======        =======

         Exercisable at December 31                       505,000        244,684         48,368        798,052        $   8.14
                                                          =======        =======         ======        =======

                                                         Outstanding                               Exercisable
                                         -----------------------------------------------   ---------------------------
                                                     Weighted-average
                                                     contractual life   Weighted-average              Weighted-average
          Exercise price range           Shares          remaining       exercise price    Shares      exercise price

                   $.85  -   $2.35        157,900     4.85 years           $  2.22         148,397         $2.21
                  $3.00  -   $3.97        128,712     5.72 years              3.49         102,382          3.53
                  $4.00  -   $6.25        204,499     4.53 years              3.49         204,499          4.76
                   $9.38  - $13.00        389,500     7.85 years             12.91         389,500         12.91
                                          -------                                          -------

                       Total              880,611     3.13 years              7.73         844,778          7.92
                                          =======                                          =======

            The  weighted-average  grant-date  fair  value for  options  granted during the years ended  December  31, 2003,  2002 and 2001 was $4.01,  $2.80 and
$2.88, respectively.

                                      22-f

15. Income taxes:

            For the years ended December 31, 2003,  2002 and 2001, the Company's provision for income taxes consisted of the following:

                                                                  2003               2002               2001
                                                              -----------        -----------        -----------
                     Current tax provision:
                        Federal                               $   (63,000)       $ 1,590,013        $ 1,249,789
                        State and local                            20,000            409,454            388,157
                        Foreign                                   120,000             89,375            208,668
                                                              -----------        -----------        -----------

                                                                   77,000          2,088,842          1,846,614
                                                              -----------        -----------        -----------
                     Deferred tax benefit:
                        Federal                                   (42,000)       $   (29,380)       $      --
                        State and local                              --              (14,690)              --
                        Foreign                                      --              (40,000)              --
                                                              -----------        -----------        -----------
                                                                  (42,000)           (84,070)              --
                                                              -----------        -----------        -----------

                                 Total                        $    35,000        $ 2,004,772        $ 1,846,614
                                                              ===========        ===========        ===========

            Included in prepaid  expenses and other current assets is a deferred tax asset of $197,000  and $239,000  December  31, 2003 and 2002,  respectively, which primarily  consists of the temporary  difference  between the book and tax
basis  of  inventory,   provision  for  bad  debts  and  a  net  operating  loss
carryforward.

            The following is a  reconciliation  of the reported amount of income tax expense to the amount of income tax expense that would result from  applying domestic federal statutory rates to income before income taxes:

                                                                            Years ended December 31,
                                                                       ----------------------------------
                                                                       2003           2002           2001
                                                                       ----           ----           ----

            Federal income tax rate                                   (34.0%)         34.0%          34.0%
            State taxes, net of federal income tax benefit              2.2            6.1            6.1
            Nondeductible amortization of
              intangible assets and other items                        27.6            7.9           10.8
            Foreign income taxes                                       11.1            2.0            5.0
            Work credit and other credits                              (4.9)          (4.4)          (9.3)
            Other                                                       1.8            (.6)          (2.5)
                                                                       ----           ----           ----

                                                                        3.8%          45.0%          44.1%
                                                                       ====           ====           ====

16. Economic dependency:

            For the years ended  December 31, 2003,  2002 and 2001, one customer accounted for approximately 17%, 19% and 22% of sales, respectively.

                                      23-f

17. Geographic data:

            Geographic information for net sales is as follows:

                                                 2003                 2002                 2001
                                             -----------          -----------          -----------

            U.S                              $53,791,886          $60,116,686          $48,263,348
            Canada                             3,934,000            5,227,786            4,184,216
            Other foreign countries              310,000              268,540              503,946
                                             -----------          -----------          -----------

                                             $58,035,886          $65,613,012          $52,951,510
                                             ===========          ===========          ===========

18. Earnings per share:

          We report basic and diluted  earnings  (loss) per share in  accordance with SFAS No. 128,  "Earnings Per Share" ("SFAS No. 128").  Basic  earnings
     (loss)  per share  excludes  the  dilutive  effects  of  options  and other contingent  consideration  that was given as part of the  merger in October
     2000 of Everlast  Worldwide,  Inc. Diluted earnings per share includes only the dilutive effects of common stock  equivalents such as stock options and contingent stock consideration.

            The following  table sets forth the computation of basic and diluted earnings (loss) per share pursuant to SFAS No. 128:

                                                                  2003                  2002                  2001
                                                              -----------           -----------           -----------
Net income (loss) available to common stockholders:
   Net income (loss)                                          $  (954,839)          $ 2,448,251           $ 2,338,896
   Redeemable participating
     preferred stock dividends                                       --              (1,450,808)           (1,674,840)
                                                              -----------           -----------           -----------

                                                              $  (954,839)          $   997,443           $   664,056
                                                              ===========           ===========           ===========

                                                                   2003                  2002                  2001
                                                                   ----                  ----                  ----
Basic weighted average
  common stock outstanding                                      3,108,293             3,101,261             3,098,936

Effect of dilutive securities:
   Stock options                                                     --                  48,027                14,870
   Contingent consideration                                          --                 989,863             1,722,128
                                                              -----------           -----------           -----------

Diluted weighted average
  common stock outstanding                                      3,108,293             4,139,151             4,835,934
                                                              ===========           ===========           ===========

Basic earnings (loss) per common share                        $     (0.31)          $       .32           $       .21
                                                              ===========           ===========           ===========

Diluted earnings (loss) per common share (a)                  $     (0.31)          $       .24           $       .14
                                                              ===========           ===========           ===========

(a)  As a result of the net loss in 2003,  the  dilutive  effect of options  and contingent consideration  (1,434,000) are not shown as the results would be anti-dilutive.

                                      24-f

            As  part of the  Company's  October  2000  acquisition  of  Everlast
Holding Corp (EHC),  contingent  consideration may be required to be paid to the former owners of EHC. This  consideration  may be in the form of cash, or at the
Company's option,  payable in common shares.  The consideration  will be paid if the  Company's  stock does not meet a  guaranteed  share  price of $13.00.  This guarantee  pertains to 380,000  outstanding  shares,  of which 38,000 shares are subject to an October 2005 payment or issuance  date and the  remaining  342,000 shares are subject to an October 2007 payment or issuance date.

19.    Stockholders' Equity

            The holder of the Class A common stock is entitled to five votes per share on all  matters  upon  which  each  holder of common  stock is entitled to vote.

20. Cash flow information:

         a. Supplemental disclosures of cash flow information:

                                                              2003              2002              2001
                                                              ----              ----              ----
                Cash paid during the year for:
                   Interest                                $1,000,000        $  755,665        $  530,799
                   Income taxes                               600,000         1,576,314         2,449,879

21. Quarterly financial data (unaudited):

            Unaudited  quarterly  financial  date  for  fiscal  2003 and 2002 is summarized as follows:

                                                                                    2003
                                                          -------------------------------------------------------------
                                                           First            Second             Third             Fourth
                                                          Quarter           Quarter           Quarter           Quarter
                                                          -------           -------           -------           -------

Net sales                                                12,355,283      $ 12,939,061      $ 16,075,363      $ 16,666,179

Gross profit (a)                                          3,435,241         3,552,264         4,032,592         3,510,662

Restructuring and non-recurring charges                        --                --                --           1,095,000

Net income (loss) available to common stockholder's          15,878           111,159           104,208        (1,186,084)

Earnings (loss) per share - basic (b)                  $       0.01      $       0.04      $       0.03      $      (0.38)

Earnings (loss) per share - diluted                    $       0.00      $       0.02      $       0.02      $      (0.38)

                                      25-f

                                                                                      2002
                                                        --------------------------------------------------------------
                                                         First               Second           Third             Fourth
                                                        Quarter             Quarter          Quarter           Quarter
                                                        -------             -------          -------           -------

Net sales                                              $15,734,596       $14,725,911       $16,905,001       $18,247,504

Gross profit                                             5,273,766         4,581,859         5,324,030         3,704,069

Net income available to common stockholder's               384,588           240,073           371,580             1,203

Earnings per share - basic                             $      0.12       $      0.08       $      0.12       $      0.00

Earnings per share - diluted                           $      0.09       $      0.06       $      0.06       $      0.00

(a)  Included  within  gross  profit in the fourth  quarter  of fiscal  2003 are
     restructuring   charges  aggregating  $1.1  million  related  to  inventory write-downs,  which  for  accounting  purposes  must  be  classified  as  a reduction of gross profit.

(b)  As a result  of the net loss in the  fourth  quarter  of fiscal  2003,  the dilutive  effect of options  and  contingent  stock  consideration  are not shown, as the results would be anti-dilutive.

                                      26-f