Form 10-Q
period 2004-03-31
EVERLAST WORLDWIDE INC
filed 2004-05-11
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

                                   (Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 2004

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the transition period from  ___________ to

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

                                  (212)239-0990
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

               Yes   X                            No ____

            Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act)

               Yes                                No __X__

            The number of common  equity shares  outstanding  as of May 10, 2004 was 3,028,904  shares of Common Stock,  $.002 par value,  and 100,000  shares of
Class A Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets -
           March 31, 2004 (Unaudited) and December 31, 2003                   3

          Consolidated Statements of Income -
           Three Months ended March 31, 2004 and 2003 (Unaudited)             4

          Consolidated Statements of Cash Flows -
           Three Months ended March 31, 2004 and 2003 (Unaudited)             5

          Notes to Consolidated Financial Statements -
           Three Months ended March 31, 2004 - (Unaudited)                  6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  10-14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           14

Item 4.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

   Items 1 through 5 not applicable

   Item 6.   Exhibits and Current Reports on Form 8-K                        15

SIGNATURES                                                                   16

                             EVERLAST WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,         December 31,
                                                                                                       2004                 2003
                                                                                                    (Unaudited)            (Note)
  ASSETS
  Current assets:
  Cash and cash equivalents                                                                        $    594,358        $  1,937,334
  Accounts receivable - net                                                                           6,765,886           8,405,404
  Inventories                                                                                        10,406,557          11,012,010
  Prepaid expenses and other current assets                                                           1,147,789           1,107,043
                                                                                                   ------------        ------------
                Total current assets                                                                 18,914,590          22,461,791

  Restricted cash                                                                                     1,017,625           1,015,097
  Property and equipment, net                                                                         6,195,037           6,188,388
  Goodwill                                                                                            6,718,492           6,718,492
  Trademarks, net                                                                                    24,260,853          24,489,021
  Other assets                                                                                        3,357,956           3,383,924
                                                                                                   ------------        ------------
                                                                                                   $ 60,464,553        $ 64,256,713
                                                                                                   ============        ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of Series A redeemable participating preferred stock                          $  3,000,000        $  3,000,000
  Due to factor                                                                                       4,131,718           6,898,081
  Current maturities of long term debt                                                                  311,874             335,475
  Accounts payable                                                                                    4,336,931           5,175,558
  Accrued expenses and other current liabilities                                                        556,279           1,018,944
  Preferred dividend payable                                                                            150,112                --
                                                                                                   ------------        ------------
                Total current liabilities                                                            12,486,914          16,428,058

License deposits payable                                                                                599,193             568,833
Series A Redeemable participating preferred stock                                                    27,000,000          27,000,000
Note payable                                                                                          2,000,000           2,000,000
Other liabilities                                                                                     1,152,558           1,165,738
Long term debt, net of current maturities                                                             2,810,278           2,866,111
                                                                                                   ------------        ------------
                Total liabilities                                                                    46,048,943          50,028,740

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,202,904 issued, 3,028,904 outstanding                                                  6,406               6,406
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                                    1,000               1,000
  Paid-in capital                                                                                    11,697,178          11,697,178
  Retained earnings                                                                                   3,438,035           3,250,340
  Accumulated other comprehensive income                                                                    210                 268
                                                                                                   ------------        ------------
                                                                                                     15,142,829          14,955,192
  Less treasury stock, at cost (174,000 common shares)                                                 (727,219)           (727,219)
                                                                                                   ------------        ------------
                                                                                                     14,415,610          14,227,973
                                                                                                   ------------        ------------
                                                                                                   $ 60,464,553        $ 64,256,713
                                                                                                   ============        ============
See accompanying notes to the financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                             EVERLAST WORLDWIDE INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                       --------------------------------
                                                                                            2004             2003
                                                                                       --------------------------------
                                                                                        (Unaudited)         (Unaudited)

            Net sales                                                                  $ 14,095,093        $ 12,355,283
            Net license revenues                                                          2,076,217           1,648,838
                                                                                       ------------        ------------
            Net revenues                                                                 16,171,310          14,004,121
                                                                                       ------------        ------------

            Cost of goods sold                                                           10,698,362           8,920,042
                                                                                       ------------        ------------
            Gross profit                                                                  5,472,948           5,084,079
                                                                                       ------------        ------------

            Operating expenses:
              Selling and shipping                                                        2,506,547           3,036,444
              General and administrative                                                  1,737,641           1,386,864
              Amortization                                                                  228,168             228,168
                                                                                       ------------        ------------
                                                                                          4,472,356           4,651,476
                                                                                       ------------        ------------

            Income from operations                                                        1,000,592             432,603
                                                                                       ------------        ------------

            Other income (expense):
              Interest expense and financing costs                                         (393,732)           (236,912)
              Interest expense on redeemable participating preferred
                stock                                                                      (150,112)               --
              Investment income                                                               4,284              12,347
                                                                                       ------------        ------------
                                                                                           (539,560)           (224,565)
                                                                                       ------------        ------------

            Income before provision for income taxes                                        461,032             208,038

            Provision for income taxes                                                      273,337             175,360
                                                                                       ------------        ------------

            Net income                                                                 $    187,695        $     32,678
                                                                                       ============        ============

            Redeemable preferred stock dividend                                                --                17,100
                                                                                       ------------        ------------
            Net income available to common shareholders                                $    187,695        $     15,578
                                                                                       ============        ============

            Basic earnings per common share                                            $       0.06        $       0.01
                                                                                       ============        ============

            Diluted earnings per common share                                          $       0.04        $       --
                                                                                       ============        ========

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                            ---------------------------
                                                                                               2004            2003
                                                                                            ---------------------------
                                                                                                   (Unaudited)

            Cash flows from operating activities:
              Net income                                                                    $   187,695     $    32,978
              Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                                299,814         142,586
                   Amortization                                                                 228,168         228,168
                   Interest income on restricted cash                                            (2,528)           --
            Changes in assets (increase) decrease:
                   Accounts receivable                                                        1,639,518       3,155,393
                   Inventories                                                                  605,453      (1,548,097)
                   Prepaid expenses and other current assets                                    (40,804)         55,864
                   Other assets                                                                   6,794         (34,839)
            Changes in liabilities increase (decrease):
                   Accounts payable, accrued expenses
                     and other current liabilities                                           (1,164,362)       (730,380)
                   License deposits payable                                                      30,360           5,606
                                                                                            -----------     -----------
                         Net cash provided by operating activities                            1,790,108       1,304,155
                                                                                            -----------     -----------

            Cash flows used by investing activities:
                   Purchases of property and equipment                                         (187,288)        (44,304)
                                                                                            -----------     -----------

            Cash flows from financing activities:
                   Payment of preferred stock dividend                                             --        (1,450,808)
                   (Repayments) borrowings from factor                                       (2,766,363)        557,597
                    Payment of financing costs                                                 (100,000)           --
                   Repayments of debt instruments                                               (79,433)        (76,677)
                                                                                            -----------     -----------
                         Net cash used by financing activities:                              (2,945,796)       (969,888)
                                                                                            -----------     -----------
            Net (decrease) increase in cash and cash equivalents                             (1,342,976)        289,963
            Cash and cash equivalents, beginning of period                                    1,937,334       2,530,452
                                                                                            -----------     -----------

            Cash and cash equivalents, end of period                                        $   594,358     $ 2,820,415
                                                                                            ===========     ===========

            Supplemental disclosures of cash flow information: Cash paid during the period for:
                Interest                                                                    $   280,268     $   236,912
                Income taxes                                                                       --           500,348

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   THE COMPANY AND BASIS OF PRESENTATION:

     Everlast Worldwide,  Inc. (herein referred to as "the Company", "we", "us", and "our") is a  manufacturer,  marketer and licensor of sporting goods and
     apparel  under  the  Everlast  brand  name.  The   consolidated   financial
     statements of the Company are presented herein as of March 31, 2004 and for the three  months ended March 31, 2004 and 2003 are  unaudited  and, in the opinion of management,  include all adjustments  (consisting only of normal and recurring  adjustments)  necessary for a fair presentation of financial position  and  results of  operations.  Such  financial  statements  do not include all of the information and footnote  disclosures  normally included in audited  financial  statements  prepared in  accordance  with  generally accepted accounting  principles.  The accompanying  unaudited  consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  The results of  operations  for the three month period ended
     March 31, 2004 are not  necessarily  indicative  of the results that may be expected for any other interim periods or the full year ending December 31,
     2004.  The Company has reviewed the status of its legal  contingencies  and believes  that there are no material  changes  from that  disclosed on Form
     10-K for the year ended December 31, 2003.

     Certain items on the 2003 financial  statements  have been  reclassified to conform to 2004 presentations.  The reclassifications made had no impact on net income available to common stockholder's or stockholder's equity.

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

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ------------------------
                                                                              2004        2003
                                                                          ------------------------
Numerator:
Numerator for basic and diluted
            earnings per common share --

               Net income available to common stockholders                $  187,695   $   15,578
                                                                          ----------   ----------

          Denominator:
          Denominator for basic earnings per
             common share --
               Weighted average shares
               outstanding during the period                               3,128,904    3,108,236
                                                                          ----------   ----------

          Effect of diluted securities:
          Stock options                                                       36,619       69,230
          Contingent stock consideration related to the Merger             1,550,811    1,362,160
                                                                          ----------   ----------

                                                                           1,587,430    1,431,390

          Denominator for diluted earnings per
             common share --
               adjusted weighted average shares and assumed conversions
                                                                           4,716,334    4,539,626
                                                                          ----------   ----------

               Basic net income per common share                          $     0.06   $     0.01
                                                                          =======================
               Diluted net income per common share                        $     0.04   $      --
                                                                          =======================

3.   ADOPTION OF SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH
     CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY":

     In May 2003, the Financial  Accounting Standards Board ("FASB") issued SFAS
     No. 150, "Accounting for Certain Financial Instruments with Characteristics of  both  Liabilities  and  Equity."  SFAS  No.  150 is  effective  for all financial  instruments,  in existence  prior to May 31, 2003,  meeting this definition,  at the beginning of the first interim period  beginning  after
     June 15,  2003.  The Company had  adopted the  provisions  of SFAS No. 150, effective July 1, 2003 for the third quarter ending  September 30, 2003, as part of its year  ending  December  31,  2003.  The  Statement  establishes standards for  classifying and measuring as liabilities  certain  financial instruments that embody obligations of the issuer and have  characteristics
     of  both  liabilities  and  equity.   The  Company's  Series  A  Redeemable
     Participating Preferred Stock ("Preferred Stock") met this definition,  and thus has been  reclassified  as a liability  (current and long-term) on our
     Consolidated  Balance  Sheet  for the  periods  ended  March  31,  2004 and
     December 31, 2003.

     Application of SFAS No. 150 requires our Preferred Stock  instruments to be reclassified at its current  carrying amount with no cumulative  adjustment recognized.  In addition,  dividends  associated  with our Preferred  Stock instrument  have been  classified as interest  expense for the three months ended March 31, 2004.  Dividends and other amounts paid or accrued prior to reclassification  of the  instrument to a liability  (July 1, 2003) are not reclassified  as interest cost upon  transition in accordance with SFAS No.
     150.

4.   REDEEMABLE PARTICIPATING PREFERRED STOCK AND NOTES PAYABLE:

     The percentage of net income,  as defined in the Company's October 24, 2000
     Merger  Agreement,  to be paid to  holders of the  Preferred  Stock for the annual  dividend ( now classified as interest  expense for the three months ended March 31, 2004 as more fully explained above) is as follows:

           Twelve months ending December 31, 2004                        44.4%
                                             2005                        37.0%
                                             2006                        29.6%
                                             2007                        22.2%
                                             2008                        14.8%
                                             2009                         7.4%

     On January 13, 2004 we  announced  that we had entered into an Agreement on
     December 14, 2003 with the Principal Preferred  Stockholder,  modifying its annual minimum redemptions.  Under the terms of the Agreement, in lieu of a cash  payment for the  redemption  of a portion of their Series A Preferred
     Stock,  $2,000,000 for each of the four years commencing December 14, 2003, through  December  14,  2006,  will  be  converted  into  four  term  loans
     ("Notes").  The Notes  are  evidenced  by four  promissory  notes  from the
     Company  which  shall  provide for the  payment of  interest  and  deferred finance  costs.  Interest and deferred  finance costs are to be paid at the combined annual rate of 9.5% per annum on the aggregate $8 million of notes during each of the years 2004  through  2007,  and 10% during 2008  payable each December 14th until  maturity on December 14, 2008.  The Company shall have the right to pre-pay the promissory  notes in full, with no prepayment fees,  prior to December  14, 2008  together  with all unpaid  interest and deferred  financing  costs  due at the time of  pre-payment.  There  are no changes to the existing  preferred dividend formula currently being used on the  outstanding  redeemable  percentage  of the Series A Preferred  Stock, mentioned above. As a further condition of this refinance, the Company paid financing costs aggregating $800,000 of which $700,000 was paid by December
     2003 and $100,000 was paid in January 2004.

     The  minimum  redemption   amounts,   as  amended  for  the  aforementioned
     refinance, including the repayment of the notes payable requirements are as follows:

                                December 2004                   $   3,000,000
                                         2005                       3,000,000
                                         2006                       3,000,000
                                         2007                       5,000,000
                                         2008                      13,000,000
                                         2009                       5,000,000

5.   RESTRUCTURING AND NON-RECURRING CHARGES:

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

     A  restructuring  charge of $2.1  million  was  recorded  during the fourth quarter  of  fiscal  2004  which  consisted  of costs  associated  with the discontinuance  of certain  products,  factory  labor and related  overhead costs  resulting  from the idle capacity in the Bronx,  New York  facility, severance,  lease exit and other  disposal  costs.  Of this $2.1 million of charges,  our 2003 gross profit was reduced by $1.1 million charged to cost
     of  sales  as  required  by  accounting   rules.   At  December  31,  2003,
     approximately  $.5 million was  accrued  principally  related to lease exit costs.  At March  31,  2004,  approximately  $225,000  remains  for  costs, principally lease exit costs, expected to be paid during our second quarter of fiscal 2004. No restructuring  and  non-recurring  charges were incurred during the three months ended March 31, 2004 and 2003.

6.   INVENTORIES:

     Inventories  are  stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                                  March 31, 2004      December 31, 2003
                                                  --------------      -----------------

                          Raw materials            $ 1,220,934            $ 1,460,586
                          Work-in-process            1,728,577              1,705,995
                          Finished goods             7,457,046              7,845,429
                                                   -----------            -----------
                                                   $10,406,557            $11,012,010
                                                   ===========            ===========

7.   ACCOUNTING FOR STOCK BASED COMPENSATION:

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
     SFAS No. 148 requires the Company to disclose pro forma information related to  stock-based  compensation,  in  accordance  with  SFAS  No.  123,  on a quarterly basis in addition to the annual basis disclosure.

     If compensation cost for the Company's  stock-based  compensation plans had been  determined  based on the fair  value at the date of grant  consistent with the method  prescribed by Statement of Financial  Accounting  Standard
     No. 123,  "Accounting  For  Stock-Based  Compensation",  net  earnings  and earnings  per share for the three  month  periods  ended March 31, 2004 and
     2003 would have been the pro forma amounts that follow:

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                        -----------------------------------------
                                                                                 2004               2003
                                                                        -----------------------------------------

Net income, as reported                                                 $           187,695   $            15,578
                                                                        -------------------   -------------------

Stock-based employee compensation expense determined under fair
value method net of related tax effects                                              (8,074)               (9,082)
                                                                        -------------------   -------------------
Pro-forma net income                                                    $           179,621   $             6,496
                                                                        ===================   ===================

Basic net income per common share:
     As reported                                                        $              0.06   $              0.01
                                                                        ===================   ===================
     Pro-forma                                                          $              0.06   $                 -
                                                                        ===================   ===================
Diluted net income per common share:
     As reported                                                        $              0.04   $                 -
                                                                        ===================   ===================
     Pro-forma                                                          $              0.04   $                 -
                                                                        ===================   ===================

8.   RECENT ACCOUNTING PRONOUNCEMENTS:

     On March 31, 2004, the FASB issued its Exposure Draft, Share-Based Payment, which is a proposed  amendment to FASB  Statement No. 123,  Accounting  for
     Stock-Based  Compensation.  Generally the approach in the Exposure Draft is similar to the approach described in FASB 123. However,  the Exposure Draft would require all share-based  payments to employees,  including  grants of employee stock options,  to be recognized in the income  statement based on their fair values.  The FASB expects to issue a final standard late in 2004 that would be effective for fiscal years beginning after December 15, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

     Net revenues  increased  to $16.2  million for the three months ended March
31,  2004 from $14.0  million for the three  months  ended  March 31,  2003,  an increase of $2.2  million,  or 16%.  This  increase was a result of increases in sales of apparel and sporting  goods  equipment of $1.7 million (14%  increase), and licensing revenues of $.4 million (26% increase).  The increase in licensing revenues  was a result of new  license  agreements  and  increased  revenues  on existing licenses

     Gross profit increased to $5.5 million for the three months ended March 31,
2004 from $5.1 million for the three  months ended March 31, 2003.  Gross profit decreased as a percentage  of net revenues to 33.8% from 36.3%.  The increase in gross profit  dollars was primarily a result of the  aforementioned  increase in net licensing revenues.  The decrease in gross profit percentage was a result of unfavorable change in sales mix.

     Selling and  shipping  expenses  decreased  to $2.5  million  (15.5% of net revenues) for the three months ended March 31, 2004 from $3.0 million  (21.7% of net revenues) for the three months ended March 31, 2003. The decrease in dollars was primarily a result of the closure of the Bronx, New York  manufacturing  and distribution facility in December 2003 resulting in reduced fixed shipping costs and the ability for us to ship consolidated orders out of our Moberly,  Missouri manufacturing facility which provided us beneficial cost savings on freight. The decrease in percentage basis points was a result of the aforementioned  increase in net revenues and lower selling and shipping costs dollars.

     General and administrative expenses increased to $1.7 million for the three months  ended March 31, 2004 from $1.4  million for the three months ended March
31,  2003,  an  increase  of $0.3  million.  The  increase  is due to added  and increased  infrastructure  costs  such as rent,  insurance  and  employee  costs required for our diversified and expanding organization.

     Amortization  expense  remained  approximately  $0.2 million for both three month periods ended March 31, 2004 and 2003.

     Operating income increased to $1.0 million for the three months ended March
31, 2004 from $0.4 million for the three months ended March 31, 2003.  Operating income as a percentage of net revenues was 6.2% for the three months ended March
31, 2004 as  compared to 3.1% for the three  months  ended March 31,  2003.  The increases in both dollar amounts and percentage of net revenues were primarily a result of higher gross margin  dollars and lower  selling and shipping  costs as described above.

     Interest expense and finance costs, net of interest income,  increased from
$0.2  million in the three month  period  ending  March 31, 2003 to $0.5 million during the March 31, 2004 period.  $0.2 million of this increase was a result of the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with
Characteristics  of both Liabilities and Equity." We adopted SFAS No. 150 during the period ending  September 30, 2003.  The adoption of SFAS No. 150 required us to  classify  dividends  associated  with our  Preferred  Stock  instruments  as interest  expense.  SFAS No.  150  prohibits  reclassification  of prior  period amounts for the 2003 periods presented prior to the adoption.  In addition,  $.1 million,  of the remaining increase was due to higher borrowing costs associated with our average outstanding factor balance as compared to the prior period, and
borrowings   associated  with  our  outstanding  $2  million  note  payable  and amortization  of deferred  finance costs  associated  with our  preferred  stock refinance completed in January 2004.

     Income  before  income  taxes for the three months ended March 31, 2004 was
$0.5 million compared to $0.2 million for the three month period ended March 31,
2003.  The increase was a result of higher  operating  profits  offset by higher interest costs as explained above.

     We incurred a tax  provision  of $0.3  million for the three  months  ended
March 31, 2004 as compared to $0.2  million for the three months ended March 31,
2003. We expect our effective tax rate to be  approximately  47% this year after adding to pretax profits the dividends associated with our preferred stock which have been classified as interest expense in conformity with SFAS No. 150.

     The Company had net income of  approximately  $188,000 for the three months ended March 31, 2004 as compared to  approximately  $33,000 for the three months ended March 31,  2003,  an increase of  $155,000.  The  increase  was  primarily attributable to the aforementioned increase in income before income taxes offset by higher tax expense in the current period.

     We are required to pay a dividend equal to the product of 2/3 of the sum of the net after tax profits reduced in proportion to the redeemed Preferred Stock.
The dividends  are based on annual  profits,  as defined,  payable the following
March. The accrued dividend payable for the three months ended March 31, 2004 is
$150,000 as compared to $17,000 for the three months  ended March 31, 2003.  The
2004  dividend is equal to 44.4% of net after tax profits.  As described  above, the dividend in the September  period has been classified as interest expense in accordance  with SFAS No. 150.  Restatement  of prior  periods is  prohibited in accordance with SFAS No. 150.

LIQUIDITY AND CAPITAL RESOURCES

2003 RESTRUCTURING AND NON-RECURRING CHARGES

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
Approximately $1.2 million of these charges were of a non-cash nature.

     The restructuring charge included $2.1 million of costs associated with the discontinuance  of certain  products,  factory labor and related  overhead costs resulting  from the idle capacity in the Bronx,  New York  facility,  severance, lease exit and other disposal  costs. At December 31, 2003,  approximately  $0.5 million was accrued principally related to lease exit costs and during the first quarter of fiscal 2004, we paid approximately  $300,000 of such lease exit costs with the remainder to be paid during the second quarter of fiscal 2004.

     We  finance  our  operations  and growth  primarily  with our cash flows we generate from our operations and from borrowings with our Factor.

     Net cash provided by operating  activities for the three months ended March
31, 2004 was $1.8 million as compared to $1.3 million for the three months ended
March 31, 2003.  This increase was primarily  attributable to an increase in net income,  depreciation  and  amortization  along with a small increase in working capital items. Net cash used for investing activities for the three months ended
March 31, 2004 was $0.2  million  compared to $0.1  million for the three months ended March 31, 2003.

     On January 13,  2004,  we  announced  that we had entered into an Agreement
with   our   principal   preferred   stockholder   (the   "Principal   Preferred
Stockholder"), modifying its annual minimum redemptions.

     Under  the  terms  of the  Agreement,  in  lieu of a cash  payment  for the redemption of a portion of their Series A Preferred  Stock,  $2,000,000 for each of the four years commencing  December 14, 2003, through December 14, 2006, will be converted  into four term loans  ("Loans").  The Loans are  evidenced by four promissory  notes  from the  Company  which  shall  provide  for the  payment of interest and deferred finance costs.  Interest and deferred finance costs are to be paid at a combined  annual rate of 9.5% per annum on the aggregate $8 million note during each of the years 2004  through  2007,  and 10% during 2008  payable each December 14th until  maturity on December 14, 2008. As a further  condition of this  refinance,  the Company paid financing  costs  aggregating  $800,000 of which $700,000 was paid in December 2003 and $100,000 was paid in January 2004.

     During the three months ended March 31, 2004,  the  Company's  primary need for funds was to finance working capital and for the repayment of the borrowings from its Factor.  Borrowings  from our Factor during the year ended December 31,
2003 were used to pay the $3  million  preferred  stock  redemption  along  with deferred  finance  costs of  $800,000.  During the three  months ended March 31,
2004, we repaid the Factor $2.8 million  reducing our outstanding  obligation to
$4.1 million at March 31, 2004.

     Net cash used in financing  activities was $2.9 million for the three month period  ended March 31,  2004 as  compared  to $1.0  million for the three month period ended March 31, 2003. This decrease in financing sources is primarily due to aforementioned repayment of borrowings from our Factor, offset by no dividend payment requirements  necessitated on the Preferred Stock due to our net loss in
2003.

     At March 31, 2004, cash and cash  equivalents was $0.6 million  compared to
$1.9  million  and $3.1  million  at  December  31,  2003 and  March  31,  2003, respectively.  Working  capital was $6.4  million at March 31, 2004  compared to
$6.0 million at December 31, 2003.

     Management  anticipates it will generate and maintain  sufficient  cash and cash equivalent balances, short term investments and a net surplus position with the  factor,  although  no  assurance  to that  effect  can be given to fund our contractual  obligations  and working  capital needs.  Positive cash flow, if it occurs,  will create working  capital to fund the Company's  anticipated  growth over the next 12 months, the mandatory redemption  requirements of the Preferred
Stock due in December  2004 and the  Preferred  Stock  dividend due on March 31,
2005. If a positive cash flow does not occur,  there will be a decrease in cash, cash equivalent  balances and short term investments  and/or borrowings with the factor and/or other lenders will increase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no changes in financial market risk as originally discussed in the  Company's  Annual  Report on Form 10-K for the year ended  December  31,
2003.

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

PART II.    OTHER INFORMATION

ITEM 6. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

        (a)    Exhibits

        31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
               and Rule 15d-14(a) of the Securities Exchange Act, as amended
        31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
               and Rule 15d-14(a) of the Securities Exchange Act, as amended
        32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Current Reports on Form 8-K

        On January  15,  2004,  the  Company  filed an 8-K  related to its press release dated  January 12, 2004  announcing it had executed an agreement dated as of December 16, 2003 with the principal  preferred  stockholder restructuring the required minimum annual preferred stock redemptions.

        On March 31, 2004, the Company filed an 8-K related to its press release dated March 26, 2004  announcing its results of operations and financial condition  for its fiscal  2003  fourth  quarter  and fiscal  year ended
        December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EVERLAST WORLDWIDE INC.

Date: May 10, 2004                           By:  /s/ George Q Horowitz
                                                  ------------------------------
                                             Name: George Q Horowitz
                                             Title: Chief Executive Officer,
                                             President and Treasurer

                                             By:  /s/ Matthew F. Mark
                                                  ------------------------------
                                             Name: Matthew F. Mark
                                             Title: Chief Financial Officer,
                                             Chief Accounting Officer