Form 10-Q
period 2004-06-30
EVERLAST WORLDWIDE INC
filed 2004-08-12
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004

/ /    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____________ to _________________

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

                  Yes / /                 No /X/

            The number of common equity shares outstanding as of August 10, 2004 was 3,029,904  shares of Common Stock,  $.002 par value,  and 100,000  shares of
Class A Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 2004 (Unaudited) and December 31, 2003                  3

           Consolidated Statements of Income -
             Three and Six Months ended June 30, 2004 and 2003 (Unaudited)    4

           Consolidated Statements of Cash Flows -
             Six Months ended June 30, 2004 and 2003 (Unaudited)              5

           Notes to Consolidated Financial Statements -
             Six Months ended June 30, 2004 - (Unaudited)                   6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-15

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk         15

  Item 4.  Controls and Procedures                                           15

PART II. OTHER INFORMATION

   Items 1 thru 3 and 5 not applicable

   Item 4  Submission of Matters to Vote of Security Holders                 15

   Item 6. Exhibits and Current Reports on Form 8-K                          16

SIGNATURES                                                                   17

                             EVERLAST WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2004              2003
                                                                                      -------------      ------------
                                                                                       (Unaudited)            (Note)

     ASSETS
     Current assets:
       Cash and cash equivalents                                                      $    787,153      $  1,937,334
       Accounts receivable - net                                                         5,618,979         8,405,404
       Inventories                                                                      12,359,836        11,012,010
       Prepaid expenses and other current assets                                         1,399,481         1,107,043
                                                                                      ------------      ------------
                   Total current assets                                                 20,165,449        22,461,791

     Restricted cash                                                                     1,020,153         1,015,097
     Property and equipment, net                                                         6,280,028         6,188,388
     Goodwill                                                                            6,718,492         6,718,492
     Trademarks, net                                                                    24,032,685        24,489,021
     Other assets                                                                        3,136,964         3,383,924
                                                                                      ------------      ------------
                                                                                      $ 61,353,771      $ 64,256,713
                                                                                      ============      ============

   LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Current maturities of Series A redeemable participating preferred stock          $  3,000,000      $  3,000,000
     Due to factor                                                                       4,423,275         6,898,081
     Current maturities of long term debt                                                  289,832           335,475
     Accounts payable                                                                    4,701,230         5,175,558
     Accrued expenses and other current liabilities                                      1,371,466         1,018,944
     Preferred dividend payable                                                            213,659              --
                                                                                      ------------      ------------
                   Total current liabilities                                            13,999,462        16,428,058

   License deposits payable                                                                532,565           568,833
   Series A Redeemable participating preferred stock                                    27,000,000        27,000,000
   Note payable                                                                          2,000,000         2,000,000
   Other liabilities                                                                       570,000         1,165,738
   Long term debt, net of current maturities                                             2,754,445         2,866,111
                                                                                      ------------      ------------
                   Total liabilities                                                    46,856,472        50,028,740
                                                                                      ------------      ------------

   Stockholders' equity:
     Common stock, par value $.002; 19,000,000 shares authorized;
       3,203,904 issued (3,202,904-2003), 3,029,904 and 3,028,904
         outstanding in 2003 and 2002                                                        6,408             6,406
     Class A common stock, par value $.01; 100,000 shares
        authorized; 100,000 shares issued and outstanding                                    1,000             1,000
     Paid-in capital                                                                    11,699,406        11,697,178
     Retained earnings                                                                   3,517,354         3,250,340
     Accumulated other comprehensive income                                                    350               268
                                                                                      ------------      ------------
                                                                                        15,224,518        14,955,192
     Less treasury stock, at cost (174,000 common shares)                                 (727,219)         (727,219)
                                                                                      ------------      ------------
                                                                                        14,497,299        14,227,973
                                                                                      ------------      ------------
                                                                                      $ 61,353,771      $ 64,256,713
                                                                                      ============      ============

See accompanying notes to the financial statements

Note:  The balance  sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                             EVERLAST WORLDWIDE INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three months ended                       Six months ended
                                                                     June 30,                                June 30,
                                                             ------------------------------      -------------------------------
                                                                 2004              2003              2004              2003
                                                             -----------------------------       -------------------------------
                                                                         (Unaudited)                     (Unaudited)

Net sales                                                    $ 12,094,379      $ 12,939,061      $ 26,189,472      $ 25,294,344
Net license revenues                                            2,401,244         1,586,415         4,477,461         3,235,251
                                                             ------------      ------------      ------------      ------------
Net revenues                                                   14,495,623        14,525,476        30,666,933        28,529,595
                                                             ------------      ------------      ------------      ------------

Cost of goods sold                                              8,594,631         9,386,797        19,292,994        18,306,839
                                                             ------------      ------------      ------------      ------------
Gross profit                                                    5,900,992         5,138,679        11,373,939        10,222,756

Operating expenses:
  Selling and shipping                                          3,245,661         2,795,667         5,752,209         5,832,111
  General and administrative                                    1,715,610         1,550,477         3,453,251         2,937,341
  Amortization                                                    228,168           228,168           456,336           456,336
                                                             ------------      ------------      ------------      ------------
                                                                5,189,439         4,574,312         9,661,796         9,225,788
                                                             ------------      ------------      ------------      ------------

Income from operations                                            711,553           564,367         1,712,143           996,968
                                                             ------------      ------------      ------------      ------------

Other income (expense):
  Interest expense and financing costs                           (381,548)         (238,297)         (775,280)         (475,209)
  Interest expense on redeemable participating preferred
    stock                                                         (63,547)               --          (213,659)               --
  Investment income                                                 4,146            15,259             8,430            27,906
                                                             ------------      ------------      ------------      ------------
                                                                 (440,949)         (223,038)         (980,509)         (447,303)
                                                             ------------      ------------      ------------      ------------

Income before provision for income taxes                          270,604           341,329           731,634           549,665

Provision for income taxes                                        191,286           110,465           464,620           285,825
                                                             ------------      ------------      ------------      ------------

Net income                                                   $     79,318      $    230,864      $    267,014      $    263,840
                                                             ============      ============      ============      ============

Redeemable preferred stock dividend                                    --           119,705                --           136,805
                                                             ------------      ------------      ------------      ------------
Net income available to common shareholders                  $     79,318      $    111,159      $    267,014      $    127,035
                                                             ============      ============      ============      ============

Basic earnings per common share                              $       0.03      $       0.04      $       0.09      $       0.04
                                                             ============      ============      ============      ============

Diluted earnings per common share                            $       0.02      $       0.02      $       0.06      $       0.03
                                                             ============      ============      ============      ============

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                           -----------------------------
                                                               2004              2003
                                                           -----------------------------
                                                                      (Unaudited)

Cash flows from operating activities:
  Net income                                               $   267,014      $   263,840
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                           249,768          307,742
       Amortization                                            694,684          456,336
       Interest income on restricted cash                       (5,056)          (6,285)
Changes in assets (increase) decrease:
       Accounts receivable                                   2,786,506        2,562,170
       Inventories                                          (1,347,826)      (1,571,581)
       Prepaid expenses and other current assets              (292,438)         (57,905)
       Other assets                                            108,612          (68,782)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other liabilities                                (503,885)        (587,942)
       License deposits payable                                (36,268)           5,307
                                                           -----------      -----------
             Net cash provided by operating activities       1,921,111        1,302,900
                                                           -----------      -----------

Cash flows used by investing activities:
       Purchases of property and equipment                    (341,408)        (117,242)
                                                           -----------      -----------

Cash flows from financing activities:
       Payment of preferred stock dividend                          --       (1,450,808)
       Proceeds from stock option exercises                      2,230               --
       (Repayments) borrowings from factor                  (2,474,806)         344,059
        Payment of financing costs                            (100,000)              --
       Repayments of debt instruments                         (157,308)        (180,059)
                                                           -----------      -----------
             Net cash used by financing activities:         (2,729,884)      (1,286,808)
                                                           -----------      -----------
Net decrease in cash and cash equivalents                   (1,150,181)        (101,150)
Cash and cash equivalents, beginning of period               1,937,334        2,530,452
                                                           -----------      -----------

Cash and cash equivalents, end of period                   $   787,153      $ 2,429,302
                                                           ===========      ===========

Supplemental  disclosures of cash flow  information:
  Cash paid during the period for:
    Interest                                               $   555,995      $   475,209
    Income taxes                                                 2,695          580,348

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    THE COMPANY AND BASIS OF PRESENTATION:

      Everlast Worldwide, Inc. (herein referred to as "the Company", "we", "us", and "our") is a manufacturer,  marketer and licensor of sporting goods and
      apparel  under  the  Everlast  brand  name.  The  consolidated   financial
      statements of the Company are presented herein as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are  unaudited  and, in the opinion of management,  include all adjustments (consisting only of normal and recurring  adjustments)  necessary for a fair  presentation  of financial position and results of operations. Such financial statements do not include  all of the  information  and  footnote  disclosures  normally included  in audited  financial  statements  prepared in  accordance  with generally  accepted  accounting  principles.  The  accompanying  unaudited consolidated  financial  statements  have been prepared in accordance with the instructions to Form 10-Q. The results of operations for the three and six month  periods ended June 30, 2004 are not  necessarily  indicative of the results that may be expected for any other interim periods or the full year ending  December 31, 2004. The Company has reviewed the status of its legal  contingencies  and believes that there are no material changes from that disclosed on Form 10-K for the year ended December 31, 2003.

      Certain items on the 2003 financial  statements have been  reclassified to conform to 2004 presentations. The reclassifications made had no impact on net income available to common stockholders or stockholders' equity.

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

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                              --------------------------------------------------------
                                                                  2004          2003            2004            2003
                                                              --------------------------------------------------------
Numerator:
Numerator for basic and diluted
    earnings per common share --

     Net income available to common stockholders              $   79,318     $  111,159    $   267,014     $  127,035
                                                              ----------     ----------     ----------     ----------

Denominator:
Denominator for basic earnings per
   common share --
     Weighted average shares
     outstanding during the period                             3,129,157      3,108,236      3,129,031      3,108,236
                                                               ---------     ----------     ----------     -----------

Effect of diluted securities:
Stock options                                                     27,214        40,500          31,509         54,865
Contingent stock consideration related to the
Merger                                                         1,418,561     1,535,709       1,347,228      1,448,935
                                                               ---------     ---------      ----------     -----------
                                                               1,445,775     1,586,209       1,378,737      1,503,800

Denominator for diluted earnings per
   common share --
     adjusted weighted average shares and assumed
     conversions                                               4,574,932     4,684,445       4,507,768      4,612,036

     Basic net income per common share                           $ 0.03        $  0.04         $  0.09        $  0.04
                                                              =======================================================
     Diluted net income per common share                         $ 0.02        $  0.02         $  0.06        $  0.03
                                                              =======================================================

3.      ADOPTION OF SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL  INSTRUMENTS
        WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY":

        In May 2003, the Financial  Accounting  Standards  Board ("FASB") issued
        SFAS  No.  150,  "Accounting  for  Certain  Financial  Instruments  with
        Characteristics  of  both  Liabilities  and  Equity."  SFAS  No.  150 is effective for all financial  instruments,  in existence prior to May 31,
        2003,  meeting this  definition,  at the  beginning of the first interim period  beginning  after June 15,  2003.  The  Company  had  adopted the provisions of SFAS No. 150, effective July 1, 2003 for the third quarter ended  September 30, 2003, as part of its year ended  December 31, 2003.
        The Statement  establishes  standards for  classifying  and measuring as liabilities certain financial instruments that embody obligations of the issuer and have  characteristics  of both  liabilities  and equity.  The
        Company's Series A Redeemable  Participating Preferred Stock ("Preferred
        Stock")  met  this  definition,  and thus  has  been  reclassified  as a liability (current and long-term) on our Consolidated  Balance Sheet for the periods ended June 30, 2004 and December 31, 2003.

        Application of SFAS No. 150 requires our Preferred Stock  instruments to be  reclassified  at its  current  carrying  amount  with no  cumulative adjustment  recognized.  In  addition,  dividends  associated  with  our
        Preferred Stock  instrument have been classified as interest expense for the  three and six  months  ended  June 30,  2004.  Dividends  and other amounts paid or accrued prior to reclassification of the instrument to a liability  (July 1, 2003) are not  reclassified  as  interest  cost upon transition in accordance with SFAS No. 150.

4.      REDEEMABLE PARTICIPATING PREFERRED STOCK AND NOTES PAYABLE:

        The  percentage of net income,  as defined in the Company's  October 24,
        2000 Merger Agreement,  to be paid to holders of the Preferred Stock for the annual  dividend ( now classified as interest  expense for the three and six months ended June 30, 2004 as more fully explained  above) is as follows:

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

        On January 13, 2004 we  announced  that we had entered into an Agreement on December 14, 2003 with the principal  Preferred  Stockholder  (herein defined),  modifying its annual minimum redemptions.  Under the terms of
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

5.     RESTRUCTURING AND NON-RECURRING CHARGES:

       Commencing  July 2003,  we decided to pursue and  execute a plan to close the Bronx,  New York  facility.  Our decision to close this  facility was largely the result of significant  lease escalation costs expected at the end of the  term  of the  then  existing  lease  in  April  2004  and our inability  to reach  practical  capacity at both the Bronx,  New York and
       Moberly, Missouri facilities.  Accordingly,  during the fourth quarter of fiscal  2003,  we  completed  the  relocation  and  consolidation  of the facilities.

       A  restructuring  charge of $2.1 million was  recorded  during the fourth quarter  of fiscal  2003 which  consisted  of costs  associated  with the discontinuance  of certain  products,  factory labor and related overhead costs  resulting from the idle capacity in the Bronx,  New York facility, severance,  lease exit and other disposal  costs. Of this $2.1 million of charges,  our 2003 gross  profit was reduced by $1.1  million  charged to cost of sales as required by  accounting  rules.  At December  31,  2003, approximately $.5 million was accrued  principally  related to lease exit costs. At June 30, 2004,  these amounts have been paid in their entirety.
       No restructuring and non-recurring charges were incurred during the three and six months ended June 30, 2004 and 2003.

6.     INVENTORIES:

       Inventories  are stated at the lower of cost  (determined  on a first-in, first-out basis) or market.

                                               JUNE 30, 2004     DECEMBER 31, 2003
                                               -------------     -----------------

               Raw materials                   $ 2,139,624          $ 1,460,586
               Work-in-process                     844,366            1,705,995
               Finished goods                    9,375,846            7,845,429
                                               -----------          -----------
                                               $12,359,836          $11,012,010
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

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30
                                                 ---------------------------------------------------------
                                                      2004           2003            2004           2003
                                                 ---------------------------------------------------------

Net income, as reported                         $    79,318      $   230,864    $   267,014      $ 263,840

Stock-based employee compensation
expense determined under fair value
method net of related tax effects                    (8,081)          (9,082)       (16,162)       (18,163)
                                                -----------      -----------    -----------      ---------

Pro-forma net income                            $    71,237      $   221,782    $   250,852      $ 245,677
                                                ===========      ===========    ===========      =========
Basic net income per common share:
     As reported                                $      0.03      $      0.04    $      0.09      $    0.04
                                                ===========      ===========    ===========      =========
     Pro-forma                                  $      0.02      $      0.03    $      0.08      $    0.04
                                                ===========      ===========    ===========      =========

Diluted net income per common share:
     As reported                                $      0.02   $       0.02   $       0.06   $         0.03
                                                ===========      ===========    ===========      =========
     Pro-forma                                  $      0.02   $       0.02   $       0.06   $         0.02
                                                ===========      ===========    ===========      =========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

        Net  revenues  were $14.5  million for each of the three  month  periods ended June 30, 2004 and 2003.  Net revenues in the second quarter ended June 30,
2004 would have been 4% higher than reported 2003 net revenues, after reflecting a change in revenues  sources in 2003,  as certain  customers  became  licensees during the second half of fiscal 2003.  The adjusted 4% increase was primarily a result of an increase in  licensing  revenues  on existing  licenses  and higher sales on our  equipment  and  sporting  goods.  Overall net  licensing  revenues increased $800,000, or 51.4%

        Gross profit  increased to $5.9 million  (40.7% of net revenues) for the three months ended June 30, 2004 from $5.1 million  (35.4%) for the three months ended June 30,  2003.  The  increase in gross  profit  dollars and gross  profit percentage was a result of the aforementioned increase in net licensing revenues along with higher gross profits achieved within our sporting goods business as a result of cost  efficiencies  realized  from our  December  2003  closure of our
Bronx, New York manufacturing facility.

        Selling and shipping  expenses  increased to $3.2 million  (22.4% of net revenues)  for the three months ended June 30, 2004 from $2.8 million  (19.2% of net  revenues)  for the three  months  ended June 30,  2003.  The increase was a result of planned advertising and promotional  spending and an increase in fixed selling costs  associated  with our launch of our Heritage  apparel line for the fall of 2004.

        General and  administrative  expenses  increased to $1.7 million for the three  months  ended June 30, 2004 from $1.6  million for the three months ended
June 30,  2003,  an increase of $0.1  million.  The increase is due to added and increased  infrastructure  costs  such as rent,  insurance  and  employee  costs required for our diversified and expanding organization.

        Amortization expense remained  approximately $0.2 million for both three month periods ended June 30, 2004 and 2003.

        Operating  income  increased  to $0.7 million for the three months ended
June 30,  2004 from $0.5  million  for the three  months  ended  June 30,  2003.
Operating  income as a percentage  of net revenues was 4.9% for the three months ended June 30,  2004 as  compared  to 3.9% for the three  months  ended June 30,
2003.  The increases in both dollar  amounts and percentage of net revenues were primarily a result of higher gross margin  dollars  offset by higher selling and shipping costs as described above.

        Interest expense and finance costs,  net of interest  income,  increased from $0.2  million  in the three  month  period  ending  June 30,  2003 to $0.4 million  during the June 30, 2004 period.  $0.1 million of this  increase was a result of the  adoption of SFAS No.  150,  "Accounting  for  Certain  Financial
 Instruments  with  Characteristics  of both Liabilities and Equity." We adopted
 SFAS No. 150 during the period ending  September 30, 2003. The adoption of SFAS
 No. 150 required us to classify  dividends  associated with our Preferred Stock instruments as interest  expense.  SFAS No. 150 prohibits  reclassification  of prior period amounts for the 2003 periods  presented prior to the adoption.  In addition,  $0.1 million,  of the remaining increase was due to higher borrowing costs  associated with our outstanding $2 million note payable and amortization of  deferred  finance  costs  associated  with our  preferred  stock  refinance completed in January 2004.

        Income  before income taxes was $0.3 million for each of the three month periods ended June 30, 2004 and 2003.

        We incurred a tax  provision  of $0.2 million for the three months ended
June 30, 2004 as compared to $0.1  million for the three  months  ended June 30,
2003. We expect our effective tax rate to be  approximately  49% this year after adding to pretax profits the dividends associated with our preferred stock which have been classified as interest expense in conformity with SFAS No. 150.

        The  Company  had  net  income  available  to  common   stockholders  of
approximately  $79,000 for the three  months  ended June 30, 2004 as compared to approximately  $111,000  for the three  months  ended June 30,  2003.  The small decrease was a result of higher taxes.

        We are required to pay a dividend equal to the product of 2/3 of the sum of the net after tax profits  reduced in  proportion  to the redeemed  Preferred
Stock.  The  dividends  are based on annual  profits,  as  defined,  payable the following  March.  The accrued  dividend payable for the three months ended June
30, 2004 is $64,000 as compared to $120,000  for the three months ended June 30,
2003.  The 2004  dividend is equal to 44.4% of net after tax profits,  while the
2003 was equal to 52% of our net after tax  profits.  As  described  above,  the dividend in the June 2004  period has been  classified  as  interest  expense in accordance  with SFAS No. 150.  Restatement  of prior  periods is  prohibited in accordance with SFAS No. 150.

SIX MONTHS ENDED JUNE 30, 2004

        Net revenues  were $30.7  million for the six months ended June 30, 2004 as compared to $28.5 million for the six months ended June 30, 2003, an increase of $2.1  million or 8%. Net revenues in the second  quarter  ended June 30, 2004 would have been 11% higher than reported 2003 net revenues,  after  reflecting a change in revenues  sources in 2003, as more fully explained above. The increase in net revenues was primarily a result of an increase in net licensing  revenues from new licensees and from existing licenses as well as an increase in sporting goods sales. Overall net licensing revenues increased $1.2 million, or 38.4%

        Gross profit  increased to $11.4 million (37.1% of net revenues) for the six months  ended June 30,  2004 from $10.2  million  (35.8%) for the six months ended June 30,  2003.  The  increase in gross  profit  dollars and gross  profit percentage was a result of the aforementioned increase in net licensing revenues along with higher gross profits achieved within our sporting goods business as a result of cost  efficiencies  realized  from our  December  2003  closure of our
Bronx, New York manufacturing facility.

        Selling and shipping expenses was $5.8 million for each of the six month periods  ended June 30,  2004 and 2003.  Selling  and  shipping  expenses,  as a percentage  of net  revenues,  decreased  to 18.8% in the June  2004  period  as compared to 20.4% in the June 2003 period.  The 1.6 basis point  improvement was largely the result of higher net revenues explained above.

        General and  administrative  expenses  increased to $3.4 million for the six months  ended June 30, 2004 from $2.9  million for the six months ended June
30,  2003,  an  increase  of $0.5  million.  The  increase  is due to added  and increased  infrastructure  costs  such as rent,  insurance  and  employee  costs required for our diversified and expanding organization.

        Amortization  expense remained  approximately  $0.5 million for both six month periods ended June 30, 2004 and 2003.

        Operating income increased to $1.7 million for the six months ended June
30,  2004 from $1 million  for the six months  ended  June 30,  2003.  Operating income as a  percentage  of net  revenues was 5.6% for the six months ended June
30,  2004 as  compared  to 3.5% for the six  months  ended  June 30,  2003.  The increases in both dollar amounts and percentage of net revenues were primarily a result of higher  gross margin  dollars  offset in part,  by higher  general and administrative costs as described above.

        Interest expense and finance costs,  net of interest  income,  increased from $0.4 million in the six month period  ending June 30, 2003 to $1.0 million during the June 30, 2004 period.  $0.2 million of this increase was a result of the adoption of SFAS No. 150,  "Accounting  for Certain  Financial  Instruments
 with  Characteristics  of both Liabilities and Equity." We adopted SFAS No. 150 during the period  ending  September  30,  2003.  The  adoption of SFAS No. 150
 required  us  to  classify  dividends   associated  with  our  Preferred  Stock
 instruments as interest  expense.  SFAS No. 150 prohibits  reclassification  of prior period amounts for the 2003 periods  presented prior to the adoption.  In addition,  $0.3 million,  of the remaining increase was due to higher borrowing costs  associated with our outstanding $2 million note payable and amortization of  deferred  finance  costs  associated  with our  preferred  stock  refinance completed in January 2004.

        Income  before  income  taxes was $0.7  million for the six months ended
June 30,  2004 as compared  to $0.55  million for the six months  ended June 30,
2003.  The increase was a result of higher  operating  income offset in part, by higher borrowing costs as more fully explained above.

        We incurred a tax  provision  of $0.5  million for the six months  ended
June 30,  2004 as compared  to $0.3  million  for the six months  ended June 30,
2003. We expect our effective tax rate to be  approximately  49% this year after adding to pretax profits the dividends associated with our preferred stock which have been classified as interest expense in conformity with SFAS No. 150.

        The  Company  had  net  income  available  to  common   stockholders  of
approximately  $267,000  for the six months  ended June 30,  2004 as compared to approximately  $127,000 for the six months ended June 30, 2003. The increase was a result of higher pre-tax profits offset by higher income taxes.

         We are  required  to pay a dividend  equal to the product of 2/3 of the sum of the net after tax profits reduced in proportion to the redeemed Preferred
Stock.  The  dividends  are based on annual  profits,  as  defined,  payable the following  March. The accrued dividend payable for the six months ended June 30,
2004 is $214,000 as compared to $137,000 for the six months ended June 30, 2003.
The 2004 dividend is equal to 44.4% of net after tax profits, while the 2003 was equal to 52% of our net after tax profits.  As described  above, the dividend in the June 2004 period has been classified as interest  expense in accordance with
SFAS No. 150. Restatement of prior periods is prohibited in accordance with SFAS
No. 150.

LIQUIDITY AND CAPITAL RESOURCES

2003 RESTRUCTURING AND NON-RECURRING CHARGES

         Commencing  July 2003, we decided to pursue and execute a plan to close the Bronx,  New York  facility.  Our decision to close this facility was largely the result of significant lease escalation costs expected at the end of the term of the then existing  lease in April 2004 and our  inability to reach  practical capacity  at  both  the  Bronx,  New  York  and  Moberly,  Missouri  facilities.
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

         The restructuring charge included $2.1 million of costs associated with the discontinuance of certain products, factory labor and related overhead costs resulting  from the idle capacity in the Bronx,  New York  facility,  severance, lease exit and other disposal  costs. At December 31, 2003,  approximately  $0.5 million was accrued principally related to lease exit costs which have been paid during the six months ended June 2004 and no restructuring accrual remains.

         We finance our operations  and growth  primarily with our cash flows we generate from our operations and from borrowings with our factor.

         Net cash provided by operating activities for the six months ended June
30, 2004 was $1.9  million as compared to $1.3  million for the six months ended
June 30, 2003.  This increase was primarily  attributable  to an increase in net income,  depreciation  and  amortization  along with changes in certain  working capital items.  Net cash used for investing  activities for the six months ended
June 30, 2004 was $0.3 million compared to $0.1 million for the six months ended
June 30, 2003.

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

         During the six months ended June 30,  2004,  our primary need for funds was to finance  working capital and for the repayment of the borrowings from our
Factor.  Borrowings from our Factor during the year ended December 31, 2003 were used to pay the $3  million  preferred  stock  redemption  along  with  deferred finance costs of $800,000.  During the six months ended June 30, 2004, we repaid the Factor $2.5 million,  reducing our outstanding obligation to $4.4 million at
June 30, 2004.

         Net cash used in  financing  activities  was $2.7  million  for the six month  period  ended June 30, 2004 as compared to $1.3 million for the six month period ended June 30, 2003. This decrease in financing  sources is primarily due to aforementioned repayment of borrowings from our Factor, offset by no dividend payment requirements  necessitated on the Preferred Stock due to our net loss in
2003.

         At June 30, 2004, cash and cash  equivalents was $0.8 million  compared to $1.9  million  and $2.4  million  at  December  31,  2003 and June 30,  2003, respectively. Working capital was $6.2 million at June 30, 2004 compared to $6.0 million at December 31, 2003.

         Management  anticipates it will generate and maintain  sufficient  cash and cash equivalent balances,  short term investments and a net surplus position with the factor,  although no assurance to that effect can be given, to fund our contractual  obligations  and working  capital needs.  Positive cash flow, if it occurs,  will create working  capital to fund the Company's  anticipated  growth over the next 12 months, the mandatory redemption  requirements of the Preferred
Stock due in December  2004 and the  Preferred  Stock  dividend due on March 31,
2005. If a positive  cash flow does not occur,  there will be a decrease in cash and cash  equivalent  balances  and/or  borrowings  with our factor and/or other lenders will increase.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no  changes  in  financial  market  risk as  originally discussed  in our  Annual  Report on Form 10-K for the year ended  December  31,
2003.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on their evaluation,  as of the end of the period covered by this report,  our Chief Executive  Officer and Chief Financial Officer have concluded that our  disclosure  controls  and  procedures  (as defined in Rules 13a-14 and
15d-14 under the Securities Exchange Act of 1934) are effective. There have been no  significant  changes in  internal  controls or in other  factors  that could significantly  affect these controls subsequent to the date of their evaluation, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 4, 2004,  the Company held its annual  meeting of  stockholders, whereby the stockholders elected directors and approved a proposal to ratify the appointment  of  Berenson,  LLP as the  Company's  independent  auditors for the fiscal year ending December 31, 2004. The votes on such matters were as follows:

1.   Election of directors:
                                           FOR          WITHHELD       AGAINST
                                           ---          --------       -------
     George Horowitz                    2,855,287       138,347
     Rita Cinque Kriss                  2,939,383        54,251
     James Anderson                     2,926,692        66,942
     Edward Epstein                     2,946,152        47,482
     Larry Kring                        2,955,528        40,106
     Teddy Atlas                        2,961,717        31,917
     James J. McGuire Jr.               2,982,557        11,077
     Jeffrey M. Schwartz                2,979,227        14,407
     Mark Ackereizen                    2,981,057        12,577

2.  Ratification  of  appointment  of  auditors:  To ratify the  appointment  of
Berenson,  LLP as the Company's auditors for the fiscal year ending December 31,
2004.

                           FOR            AGAINST          ABSTAIN
                           ---            -------          -------
                       2,986,397           4,345            2,892

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

         (b)   Current Reports on Form 8-K

        On May 4, 2004,  the Company  filed an 8-K related to its press  release dated May 3, 2004  announcing  its results of  operations  and financial condition for its fiscal 2004 first quarter ended March 31, 2004

                                   SIGNATURES
                                   ----------

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                           EVERLAST WORLDWIDE INC.

Date: August 12, 2004                  By: /s/ George Q Horowitz
                                           ---------------------
                                           Name:  George Q Horowitz
                                           Title: Chief Executive Officer,
                                                  President and Treasurer

                                           By: /s/ Gary J. Dailey
                                               ---------------------
                                               Name:  Gary J. Dailey
                                               Title: Chief Financial Officer,

