Form 10-Q
period 2004-09-30
EVERLAST WORLDWIDE INC
filed 2004-11-15
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the quarterly period ended September 30, 2004

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       For the transition period from         to
                                      --------   ---------

       Commission File Number:   0-25918
                                 -------

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

              Yes   X                          No
                  -----                           ----

     Indicate  by check  whether  the  Registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange act)

              Yes                              No   X
                  -----                           -----

     The number of common equity shares  outstanding as of November 10, 2004 was
3,029,904 shares of Common Stock, $.002 par value, and 100,000 shares of Class A
Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets -
         September 30, 2004 (Unaudited) and December 31, 2003                          3

         Consolidated Statements of Operations -
         Three and Nine Months ended September 30, 2004 and 2003 (Unaudited)           4

         Consolidated Statements of Cash Flows -
          Nine Months ended September 30, 2004 and 2003 (Unaudited)                    5

         Notes to Consolidated Financial Statements -
          Nine Months ended September 30, 2004 - (Unaudited)                           6-10

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                11-16

 Item 3. Quantitative and Qualitative Disclosure About Market Risk                     16

 Item 4. Controls and Procedures                                                       16

PART II. OTHER INFORMATION

 Items 1 thru 5 not applicable

 Item 6. Exhibits and Current Reports on Form 8-K                                      16

SIGNATURES                                                                             17

                                                          EVERLAST WORLDWIDE INC.
                                                       CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,              DECEMBER 31,
                                                                                               2004                       2003
                                                                                          --------------             --------------
                                                                                            (Unaudited)                  (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $   533,489                $ 1,937,334
  Accounts and licensing receivable - net                                                    6,743,698                  8,405,404
  Inventories                                                                               15,246,642                 11,012,010
  Prepaid expenses and other current assets                                                  1,742,468                  1,107,043
                                                                                          --------------             --------------
              Total current assets                                                          24,266,297                 22,461,791

Restricted cash                                                                              1,023,462                  1,015,097
Property and equipment, net                                                                  6,297,151                  6,188,388
Goodwill                                                                                     6,718,492                  6,718,492
Trademarks, net                                                                             23,804,517                 24,489,021
Other assets                                                                                 3,016,491                  3,383,924
                                                                                          --------------             --------------

                                                                                           $65,126,410                $64,256,713
                                                                                          ==============             ==============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of Series A redeemable participating preferred stock                  $ 3,000,000                $ 3,000,000
  Due to factor                                                                              5,968,261                  6,898,081
  Current maturities of long term debt                                                         264,072                    335,475
  Accounts payable                                                                           7,802,525                  5,175,558
  Accrued expenses and other current liabilities                                             1,027,687                  1,018,944
  Preferred dividend payable                                                                    13,935                          -
                                                                                          --------------             --------------
                Total current liabilities                                                   18,076,480                 16,428,058

License deposits payable                                                                       532,565                    568,833
Series A redeemable participating preferred stock                                           27,000,000                 27,000,000
Note payable                                                                                 2,000,000                  2,000,000
Other liabilities                                                                              570,000                  1,165,738
Long term debt, net of current maturities                                                    2,698,612                  2,866,111
                                                                                          --------------             --------------
                Total liabilities                                                           50,877,657                 50,028,740
                                                                                          --------------             --------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares authorized;
    3,203,904 issued (3,202,904 -2003), 3,029,904 and 3,028,904
      outstanding in 2004 and 2003                                                               6,408                      6,406
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                           1,000                      1,000
  Paid-in capital                                                                           11,699,406                 11,697,178
  Retained earnings                                                                          3,267,755                  3,250,340
  Accumulated other comprehensive income                                                         1,403                        268
                                                                                          --------------             --------------
                                                                                            14,975,972                 14,955,192
  Less treasury stock, at cost (174,000 common shares)                                        (727,219)                  (727,219)
                                                                                          --------------             --------------
                                                                                            14,248,753                 14,227,973
                                                                                          --------------             --------------
                                                                                          $ 65,126,410               $ 64,256,713
                                                                                          ==============             ==============

See accompanying notes to the financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

                                            EVERLAST WORLDWIDE INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended                 Nine months ended
                                                                            September 30,                    September 30,
                                                                    ---------------------------------------------------------------
                                                                        2004            2003              2004            2003
                                                                    ---------------------------------------------------------------
                                                                             (Unaudited)                       (Unaudited)

Net sales                                                           $ 13,329,565     $ 16,075,363     $ 39,519,037     $ 41,369,708
Net license revenues                                                   2,474,691        1,592,237        6,952,151        4,827,488
                                                                    ------------     ------------     ------------     ------------
Net revenues                                                          15,804,256       17,667,600       46,471,188       46,197,196
                                                                    ------------     ------------     ------------     ------------

Cost of goods sold                                                    10,982,830       12,042,771       30,275,822       30,349,610
                                                                    ------------     ------------     ------------     ------------
Gross profit                                                           4,821,426        5,624,829       16,195,366       15,847,586
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
  Selling and shipping                                                 3,256,688        3,235,446        9,008,897        9,067,557
  General and administrative                                           1,817,460        1,482,815        5,270,711        4,420,156
  Amortization                                                           228,168          228,168          684,504          684,504
                                                                    ------------     ------------     ------------     ------------
                                                                       5,302,316        4,946,429       14,964,112       14,172,217
                                                                    ------------     ------------     ------------     ------------

(Loss) income from operations                                           (480,890)         678,400        1,231,254        1,675,369
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
  Interest expense and financing costs                                  (403,211)        (242,739)      (1,178,492)        (717,948)
  Interest income (expense) on redeemable participating
    preferred stock                                                      199,724         (112,440)         (13,935)        (112,440)
  Investment income                                                        4,119           14,382           12,550           42,391
                                                                    ------------     ------------     ------------     ------------
                                                                        (199,368)        (340,797)      (1,179,877)        (787,997)
                                                                    ------------     ------------     ------------     ------------

(Loss) income before provision for income taxes                         (680,258)         337,603           51,377          887,372

(Benefit) provision for income taxes                                    (430,659)         233,395           33,962          519,220
                                                                    ------------     ------------     ------------     ------------

Net (loss) income                                                   $   (249,599)    $    104,208     $     17,415     $    368,152
                                                                    ============     ============     ============     ============

Redeemable preferred stock dividend                                         --               --               --            136,805
                                                                    ------------     ------------     ------------     ------------
Net (loss) income available to common shareholders                  $   (249,599)    $    104,208     $     17,415     $    231,347
                                                                    ============     ============     ============     ============

Basic (loss) earnings per common share                              $      (0.08)    $       0.03     $       0.01     $       0.07
                                                                    ============     ============     ============     ------------

Diluted (loss) earnings per common share                            $      (0.08)    $       0.02     $       --       $       0.05
                                                                    ============     ============     ============     ------------

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                              -------------------------------------
                                                                                                   2004                      2003
                                                                                              -------------------------------------
                                                                                                           (Unaudited)

Cash flows from operating activities:
 Net income                                                                                   $    17,415               $   368,152
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                                  374,652                   470,802
   Amortization                                                                                 1,042,025                   684,504
   Interest income on restricted cash                                                              (8,365)                   (8,841)
 Changes in assets (increase) decrease:
   Accounts receivable                                                                          1,661,706                   693,406
   Inventories                                                                                 (4,234,632)               (1,508,005)
   Prepaid expenses and other current assets                                                     (634,291)                 (538,468)
   Other assets                                                                                   109,912                   (92,223)
 Changes in liabilities increase (decrease):
   Accounts payable, accrued expenses
    and other liabilities                                                                       2,053,907                   848,135
   License deposits payable                                                                       (36,268)                    5,307
                                                                                              -----------               -----------
      Net cash provided by operating activities                                                   346,601                   922,769
                                                                                              -----------               -----------

 Cash flows used by investing activities:
   Purchases of property and equipment                                                           (483,415)                 (205,630)
                                                                                              -----------               -----------

 Cash flows from financing activities:
   Payment of preferred stock dividend                                                               --                  (1,450,808)
   Proceeds from stock option exercises                                                             2,230                      --
   Borrowings from factor                                                                        (929,820)                  625,432
   Payment of financing costs                                                                    (100,000)                     --
   Repayments of debt instruments                                                                (238,901)                 (271,170)
                                                                                              -----------               -----------
     Net cash used by financing activities:                                                    (1,266,491)               (1,096,546)
                                                                                              -----------               -----------
 Net decrease in cash and cash equivalents                                                     (1,403,845)                 (379,407)
 Cash and cash equivalents, beginning of period                                                 1,937,334                 2,530,452
                                                                                              -----------               -----------

 Cash and cash equivalents, end of period                                                     $   533,489               $ 2,151,045
                                                                                              ===========               ===========

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                                   $   698,911               $   717,948
   Income taxes                                                                                     3,935                   600,348

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION:

     Everlast Worldwide,  Inc. (herein referred to as "the Company", "we", "us", and "our") is a  manufacturer,  marketer and licensor of sporting goods and
     apparel  under  the  Everlast  brand  name.  The   consolidated   financial
     statements of the Company are presented herein as of September 30, 2004 and for the  three  and  nine  months  ended  September  30,  2004 and 2003 are unaudited  and,  in the  opinion of  management,  include  all  adjustments
     (consisting only of normal and recurring  adjustments) necessary for a fair
     presentation  of  financial  position  and  results  of  operations.   Such
     financial  statements  do not include all of the  information  and footnote disclosures  normally included in audited financial  statements prepared in accordance with generally accepted accounting principles.  The accompanying
     unaudited   consolidated   financial   statements  have  been  prepared  in
     accordance  with the  instructions  to Form 10-Q. The results of operations for the three and nine  month  periods  ended  September  30,  2004 are not necessarily  indicative  of the results  that may be expected for any other interim  periods or the full year ending December 31, 2004. The Company has reviewed the status of its legal  contingencies and believes that there are no material  changes  from that  disclosed  on Form 10-K for the year ended
     December 31, 2003.

     Certain items on the 2003 financial  statements  have been  reclassified to conform to 2004 presentations.  The reclassifications made had no impact on net income available to common stockholders or stockholders' equity.

2.   EARNINGS PER SHARE:

     We report  basic and diluted  earnings  per share in  accordance  with SFAS
     Statement No. 128 "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share amounts are computed  based on the weighted  average number of shares actually outstanding during the period.  Diluted earnings per share amounts are  based on an  increased  number  of shares  that  would be  outstanding
     assuming   the   exercise  of  dilutive   stock   options  and   contingent
     consideration  pursuant to the Merger Agreement dated October 24, 2000. For the three months ended  September  30, 2004,  the inclusion of the dilutive effects of stock options and contingent  consideration has been excluded as the amounts  added to the  weighted  average  shares  outstanding  would be anti-dilutive to the per share computation.

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings per share pursuant to SFAS No. 128:

                                                                               Three Months Ended             Nine Months Ended
                                                                                   September 30,                September 30,
                                                                                --------------------------------------------------
                                                                                2004           2003          2004            2003
                                                                                --------------------------------------------------

Numerator:
Numerator for basic and diluted
            earnings per common share --

     Net (loss) income available to common  stockholders                   $  (249,599)    $   104,208    $    17,415    $   231,347
                                                                           -----------     -----------    -----------    -----------

Denominator:
Denominator for basic (loss) earnings per
   common share --
     Weighted average shares
     outstanding during the period                                           3,129,904       3,108,236      3,129,322      3,108,236

Effect of diluted securities:
Stock options                                                                     --            36,475         52,493         42,997

Contingent stock consideration related to the Merger
                                                                                  --         1,365,296      1,268,998      1,421,055

                                                                                  --         1,401,771      1,321,491      1,464,052

Denominator for diluted (loss) earnings per
   common share --
     adjusted weighted average shares and assumed conversions
                                                                             3,129,904       4,510,007      4,450,813      4,572,288

     Basic net (loss) income per common share                              $     (0.08)    $      0.03    $      0.01    $      0.07
                                                                           ===========     ===========    ===========    ===========
     Diluted net (loss) income per common share                            $     (0.08)    $      0.02    $      0.00    $      0.05
                                                                           ===========     ===========    ===========    ===========

3.      ADOPTION OF SFAS NO. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS
     WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY":

     In May 2003, the Financial  Accounting Standards Board ("FASB") issued SFAS
     No. 150, "Accounting for Certain Financial Instruments with Characteristics of  both  Liabilities  and  Equity."  SFAS  No.  150 is  effective  for all financial  instruments,  in existence  prior to May 31, 2003,  meeting this definition,  at the beginning of the first interim period  beginning  after
     September 15, 2003. The Company had adopted the provisions of SFAS No. 150, effective  July 1, 2003 for the third quarter ended  September 30, 2003, as part of its  year  ended  December  31,  2003.  The  Statement  establishes standards for  classifying and measuring as liabilities  certain  financial instruments that embody obligations of the issuer and have  characteristics
     of  both  liabilities  and  equity.   The  Company's  Series  A  Redeemable
     Participating Preferred Stock ("Preferred Stock") met this definition,  and thus has been  reclassified  as a liability  (current and long-term) on our
     Consolidated  Balance Sheet as of the periods ended  September 30, 2004 and
     December 31, 2003.

     Application of SFAS No. 150 requires our Preferred Stock  instruments to be reclassified at its current  carrying amount with no cumulative  adjustment recognized.  In addition,  dividends  associated  with our Preferred  Stock instrument have been classified as interest  expense for the three and nine months  ended  September  30,  2004.  Dividends  and other  amounts paid or accrued prior to reclassification of the instrument to a liability (July 1,
     2003) are not  reclassified  as interest cost upon transition in accordance with SFAS No. 150.

4.   REDEEMABLE PARTICIPATING PREFERRED STOCK AND NOTES PAYABLE:

     The percentage of net income,  as defined in the Company's October 24, 2000
     Merger  Agreement,  to be paid to  holders of the  Preferred  Stock for the annual dividend ( now classified as interest expense for the three and nine months  ended  September  30,  2004 as more  fully  explained  above) is as follows:

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

     On January 13, 2004 we  announced  that we had entered into an Agreement on
     December  14,  2003  with  the  principal  Preferred   Stockholder  (herein
     defined), modifying our annual minimum redemptions. Under the terms of such
     Agreement,  in lieu of a cash  payment for the  redemption  of a portion of their  Series A  Preferred  Stock,  $2,000,000  for each of the four  years commencing  December 14, 2003, through December 14, 2006, will be converted into four term loans ("Loans").  The Loans are evidenced by four promissory notes from the Company (the "Notes") which shall provide for the payment of interest and deferred  finance costs.  Interest and deferred  finance costs are to be paid  at the  combined  annual  rate of  9.5%  per  annum  on the aggregate $8 million of notes  during each of the years 2004 through  2007, and 10% during 2008 payable each December  14th until  maturity on December
     14,  2008.  The  Company  shall have the right to pre-pay the Notes in full together with all accrued and unpaid interest and deferred  financing costs thereon,  with no prepayment  penalties,  prior to December 14, 2008. There are no changes to the existing  preferred  dividend formula currently being used on the  outstanding  redeemable  percentage  of the Series A Preferred
     Stock,  mentioned  above.  As a further  condition of this  refinance,  the
     Company  paid  financing  costs  to the  principal  Preferred  Stockholder, aggregating  $800,000  of  which  $700,000  was paid by  December  2003 and
     $100,000 was paid in January 2004.

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

     A  restructuring  charge of $2.1  million  was  recorded  during the fourth
     quarter  of  fiscal  2003   consisting   of  costs   associated   with  the
     discontinuance  of certain  products,  factory  labor and related  overhead costs  resulting  from the idle capacity in the Bronx,  New York  facility, severance,  lease exit and other  disposal  costs.  Of this $2.1 million of charges,  our 2003 gross profit was reduced by $1.1 million charged to cost
     of  sales  as  required  by  accounting   rules.   At  December  31,  2003,
     approximately  $0.5 million was accrued  principally  related to lease exit costs. At September 30, 2004, these restructuring charges amounts have been paid in full.  No  restructuring  and  non-recurring  charges were incurred during the three and nine months ended September 30, 2004 and 2003.

6.   INVENTORIES:

     Inventories  are  stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                   SEPTEMBER 30, 2004        DECEMBER 31, 2003
                                   ------------------        -----------------

             Raw materials           $ 2,907,592               $ 1,460,586
             Work-in-process             794,326                   620,886
             Finished goods           11,544,724                 8,930,538
                                     -------------             -----------
                                     $15,246,642               $11,012,010
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

                                                                   Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30
                                                          ----------------------------------------------------------------
                                                                    2004          2003            2004          2003
                                                          ----------------------------------------------------------------

Net (loss) income, as reported                                $  (249,599)    $  104,208      $  17,415     $   231,347

Stock-based employee compensation
expense determined under fair
value method net of related tax effects                           (18,757)        (9,082)       (34,918)        (27,246)
                                                               ------------     ----------      ---------     -------------

Pro-forma net (loss) income                                   $  (268,356)    $   95,126      $ (17,503)    $   204,101
                                                               ============     ==========      =========     =============
Basic net (loss) income per common share:
     As reported                                              $  (0.08)     $     0.03      $    0.01     $      0.07
                                                               ============     ==========      =========     =============
     Pro-forma                                                $  (0.09)     $     0.03      $   (0.01)    $      0.07
                                                               ============     ==========      =========     =============

Diluted net (loss) income per common share:
     As reported                                              $  (0.08)     $     0.02      $    0.00     $      0.05
                                                               ============     ==========      =========     =============
     Pro-forma                                                $  (0.08)     $     0.02      $    0.00     $      0.05
                                                               ============     ==========      =========     =============

8.   RECENT ACCOUNTING PRONOUNCEMENTS:

     On  October  13,  2004,  the  FASB  concluded  and  issued  Statement  123,
     Share-Based  Payment,  which is an  amendment  to FASB  Statement  No. 123,
     Accounting for Stock-Based  Compensation.  Statement 123R would require all share-based  payments to  employees,  including  grants of  employee  stock options,  to be  recognized  in the  income  statement  based on their fair values,  and would be  effective  for interim or annual  reporting  periods beginning after June 15, 2005. Retroactive  application of the requirements of Statement 123R to the beginning of our fiscal year (January 2005) is not required  so we will be  adopting  Statement  123R  effective  in our third quarter ending September 30, 2005

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

     Net revenues  were $15.8  million for the three month ended  September  30,
2004 as compared to $17.7  million  during the three months ended  September 30,
2003,  a decrease of $1.9 million or 10.5%.  Net  revenues in the third  quarter ended  September  30, 2004 would have  declined 6% compared to 2003 reported net revenues  after  reflecting  a change in  revenues  sources in 2004,  as certain customers  became  licensees  during the first half of fiscal 2004. The adjusted
$0.9 million  decrease in net revenues was primarily due to (i) the  unfavorable impact of regional truck shortages that limited our ability to ship  outstanding orders  existing within our backlog and (ii) certain merger  integration  issues affecting our larger  customers  resulted in delays in placing  forecasted third quarter orders that are now being shipped in the fourth quarter,  both favorably offset by an increase in licensing revenues.

     Gross  profit  decreased to $4.8 million  (30.5% of net  revenues)  for the three months ended  September  30, 2004 from $5.6 million  (31.8%) for the three months ended  September 30, 2003. The decrease in gross profit dollars and gross profit percentage was a result of the  aforementioned  decrease in higher margin net sales, offset by higher net licensing revenues.

     Selling and shipping  expenses was $3.3 million (20.6% of net revenues) for the three months ended  September 30, 2004 as compared to $3.2 million (18.3% of net revenues) for the three months ended  September 30, 2003. The increase was a result of  television  and print  media  advertising  and  promotional  spending associated with our launch of the Heritage  apparel line which will be showcased on "The Contender"  reality  television show premiering in January 2005, as well as higher  logistical and warehousing costs associated with higher freight costs due to increases in fuel.

     General and administrative expenses increased to $1.8 million for the three months  ended  September  30, 2004 from $1.5  million for the three months ended
September  30,  2003,  an  increase  of $0.3  million.  The  increase  is due to additional and higher  infrastructure costs such as rent, insurance and employee costs required for our diversified and expanding organization.

     Amortization  expense  remained  approximately  $0.2 million for both three month periods ended September 30, 2004 and 2003.

     We incurred an  operating  loss of $0.5  million for the three months ended
September 30, 2004 as opposed to an operating  income $0.7 million for the three months ended  September  30, 2003.  The $1.2  million  decrease was  primarily a result of lower gross  margin  dollars  along with higher  selling and  shipping costs and general and administrative expenses as described above.

     Interest expense and finance costs, net of interest income,  decreased from
$0.3 million in the three month period ending September 30, 2003 to $0.2 million during the  September  30, 2004  period.  The  decrease was a result of (i) $0.3 million in savings  resulting from our operating loss for the three months ended
September  30,  2004  which  eliminated  the  need for us to  accrue a  dividend
(classified as interest expense) on our redeemable preferred stock as opposed to the same period in 2003 where our operating  income resulted in a dividend to be accrued,  and (ii) offset by an increase in borrowing costs  associated with our outstanding $2 million note payable and  amortization of deferred  finance costs associated with our preferred stock refinance completed in January 2004.

     Our loss  before  benefit  for income  taxes was $.7  million for the three months  ended  September  30, 2004 as  compared to $.3 million of income  before income  taxes during the three month period  ended  September  30, 2003.  The $1 million decrease is largely a result of the aforementioned decrease in operating income.

     We  recognized  a tax benefit of $0.4  million for the three  months  ended
September  30, 2004 as compared to a tax provision of $0.2 million for the three months  ended  September  30,  2003.  We  expect  our  effective  tax rate to be approximately  55% this year after  adding  the  dividends  associated  with our preferred stock to pretax profits that have been classified as interest  expense in  conformity  with  SFAS  No.  150,  as well as the  non-deductibility  of the amortization of intangible assets.

     The  Company  had  a  net  loss   available  to  common   stockholders   of
approximately  $.2  million for the three  months  ended  September  30, 2004 as compared to net income  available to common  stockholders of  approximately  $.1 million for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004

     Net revenues  were $46.5  million for the nine months ended  September  30,
2004 as compared to $46.2 million for the nine months ended  September 30, 2003, an  increase  of $.3  million or 1%. Net  revenues  in the third  quarter  ended
September  30, 2004 would have been 4% higher than  reported  2003 net revenues, after  reflecting a change in revenues  sources in 2003, as more fully explained above. The increase in net revenues was primarily a result of an increase in net licensing  revenues from new licensees and from existing  licenses as well as an increase in sporting goods sales.  Overall net licensing  revenues  increased by
$2.1 million, or 44.0%.

     Gross profit  increased to $16.2  million  (34.9% of net  revenues) for the nine months ended  September  30, 2004 from $15.8  million  (34.3%) for the nine months ended  September 30, 2003. The increase in gross profit dollars and gross profit percentage was primarily a result of the  aforementioned  increase in net licensing revenues.

     Selling and shipping expenses was $9.0 million  (approximately 19.5% of net revenues) for each of the nine month periods ended September 30, 2004 and 2003.

     General and administrative  expenses increased to $5.3 million for the nine months  ended  September  30, 2004 from $4.4  million for the nine months  ended
September  30,  2003,  an  increase  of $0.9  million.  The  increase  is due to additional and higher  infrastructure costs such as rent, insurance and employee costs required for our diversified and expanding organization.

     Amortization  expense remained  approximately  $0.7 million for each of the nine month periods ended September 30, 2004 and 2003.

     Operating  income  decreased  to $1.2  million  for the nine  months  ended
September  30, 2004 from $1.7  million for the nine months ended  September  30,
2003.  Operating  income as a  percentage  of net revenues was 2.6% for the nine months  ended  September  30, 2004 as compared to 3.6% for the nine months ended
September 30, 2003.  The increases in both dollar  amounts and percentage of net revenues were primarily a result of higher gross margin dollars offset by higher general and administrative costs as described above.

     Interest expense and finance costs, net of interest income,  increased from
$0.8 million in the nine month period ended  September  30, 2003 to $1.2 million during the September  30, 2004 period.  An increase of $0.1 million was a result of the adoption of SFAS No. 150,  "Accounting for Certain Financial  Instruments
with  Characteristics  of both  Liabilities and Equity." We adopted SFAS No. 150 during the  period  ended  September  30,  2003.  The  adoption  of SFAS No. 150
required  us  to  classify   dividends   associated  with  our  Preferred  Stock
instruments  as interest  expense.  SFAS No. 150 prohibits  reclassification  of prior period amounts for the 2003 periods  presented  prior to the adoption.  In addition,  $0.2  million  of the  increase  was due to  higher  borrowing  costs associated  with our  outstanding  $2 million note payable and  amortization  of deferred finance costs  associated with our preferred stock refinance  completed in January 2004.

     Income  before  income  taxes was $0.1  million for the nine  months  ended
September  30,  2004 as  compared  to $0.5  million  for the nine  months  ended
September 30, 2003.  The decrease was a result of lower  operating  income along with higher borrowing costs as more fully explained above.

     We incurred a tax  provision  of $0.03  million  for the nine months  ended
September  30,  2004 as  compared  to $0.5  million  for the nine  months  ended
September 30, 2003. We expect our  effective  tax rate to be  approximately  55%
this year after  adding to pretax  profits  the  dividends  associated  with our preferred  stock which have been  classified  as interest  expense in conformity with SFAS No. 150.

     The  Company  had  net  income   available   to  common   stockholders   of
approximately  $0.01  million for the nine months  ended  September  30, 2004 as compared to $0.2  million for the nine months  ended  September  30,  2003.  The decrease was a result of lower pre-tax profits offset by lower income taxes.

     We are required to pay a dividend equal to the product of 2/3 of the sum of the net after tax profits reduced in proportion to the redeemed Preferred Stock.
The dividends  are based on annual  profits,  as defined,  payable the following
March. The accrued dividend payable for the nine months ended September 30, 2004 is  approximately  $14,000 as  compared to  $249,000  for the nine months  ended
September  30,  2003.  The 2004  dividend  is equal  to 44.4% of net  after  tax profits,  while  the 2003 was  equal to 52% of our net  after  tax  profits.  As described  above,  the dividend in the September 2003 period has been classified as both interest expense and redeemable  preferred  dividends in accordance with
SFAS No. 150. Restatement of prior periods is prohibited in accordance with SFAS
No. 150

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

     The restructuring charge included $2.1 million of costs associated with the discontinuance  of certain  products,  factory labor and related  overhead costs resulting  from the idle capacity in the Bronx,  New York  facility,  severance, lease exit and other disposal  costs. At December 31, 2003,  approximately  $0.5 million was accrued principally related to lease exit costs which have been paid during  the  nine  months  ended  September  2004 and no  restructuring  accrual remains.

     We  finance  our  operations  and growth  primarily  with our cash flows we generate from our operations and from borrowings with our factor.

     Net  cash  provided  by  operating  activities  for the nine  months  ended
September  30, 2004 was $0.3  million as  compared to $0.9  million for the nine months ended September 30, 2003.  This decrease was primarily  attributable to a decrease in net income  along with  changes in certain  working  capital  items, principally  inventory  and  accounts  receivable.  Net cash used for  investing activities  for the nine  months  ended  September  30,  2004  was $0.5  million compared to $0.2 million for the nine months ended September 30, 2003.

     On January 13, 2004 we  announced  that we had entered into an Agreement on
December 14, 2003 with the principal  Preferred  Stockholder  (herein  defined), modifying our annual minimum redemptions.  Under the terms of such Agreement, in lieu of a cash  payment  for the  redemption  of a  portion  of  their  Series A
Preferred Stock,  $2,000,000 for each of the four years commencing  December 14,
2003,  through  December  14,  2006,  will be  converted  into four  term  loans
("Loans").  The Loans are  evidenced by four  promissory  notes from the Company
(the  "Notes")  which shall  provide for the  payment of interest  and  deferred finance  costs.  Interest  and  deferred  finance  costs  are to be  paid at the combined  annual  rate of 9.5% per annum on the  aggregate  $8  million of notes during each of the years 2004  through  2007,  and 10% during 2008  payable each
December  14th until  maturity on December 14, 2008.  As a further  condition of this  refinance,  the Company paid  financing  costs to the principal  Preferred
Stockholder,  aggregating  $800,000 of which  $700,000 was paid by December 2003 and $100,000 was paid in January 2004.

     During the nine months ended September 30, 2004, our primary need for funds was to finance  working capital and for the repayment of the borrowings from our
Factor.  Borrowings from our Factor during the year ended December 31, 2003 were used to pay the $3  million  preferred  stock  redemption  along  with  deferred finance costs of $800,000.  During the nine months ended  September 30, 2004, we repaid the Factor $0.9  million,  reducing our  outstanding  obligation  to $5.9 million at September 30, 2004.

     Net cash used in financing  activities  was $1.3 million for the nine month period ended  September  30, 2004 as compared to $1.1 million for the nine month period ended  September 30, 2003.  This increase in financing  uses is primarily due to the aforementioned  repayment of borrowings from our Factor, offset by no dividend payment requirements necessitated on the Preferred Stock due to our net loss in 2003.

     At September 30, 2004, cash and cash  equivalents was $0.5 million compared to $1.9 million and $2.5 million at December  31, 2003 and  September  30, 2003, respectively. Working capital was $6.2 million at September 30, 2004 compared to
$6.0 million at December 31, 2003.

     Management  anticipates it will generate and maintain  sufficient  cash and cash  equivalent  balances,  and a net  availability  position  with the Factor, although  no  assurance  to that  effect can be given,  to fund our  contractual obligations  and working capital needs.  Positive cash flow, if it occurs,  will create working capital to fund the Company's anticipated growth over the next 12 months, the mandatory redemption requirements of the Preferred Stock and payment of  interest  and  financing  costs of  $760,000  due in  December  2004 and the
Preferred Stock dividend due on March 31, 2005. If a positive cash flow does not occur,  there will be a decrease  in cash and cash  equivalent  balances  and/or borrowings with our factor and/or other lenders will increase.

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

   Z1.2     Certification of Chief Financial  Officer pursuant to Rule 13a-14(a)
            and Rule 15d-14(a) of the Securities Exchange Act, as amended

   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350,
            as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350,
            as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Current Reports on Form 8-K

On July 1, 2004 the Company filed a Current  Report on Form 8-K reporting to the appointment of Gary J. Dailey as its Chief Financial Officer.

On August 3, 2004,  the Company  filed a Current  Report on Form 8-K reporting a strategic licensing and business alliance with Contender Partners LLC, a venture between Mark Burnett  Productions and DreamWorks  LLC, and the associated  press release thereto.

On August 6, 2004, the Company filed a Current Report on Form 8-K announcing its results of operations and financial condition for its fiscal 2004 second quarter ended June 30, 2004, and the associated press release thereto.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                             EVERLAST WORLDWIDE INC.

Date: November 15, 2004                  By:/s/ George Q Horowitz
                                            ---------------------
                                         Name: George Q Horowitz
                                         Title: Chief Executive Officer,
                                         President and Treasurer

                                         By:  /s/ Gary J. Dailey
                                              -------------------------------
                                         Name: Gary J. Dailey
                                         Title: Chief Financial Officer