Form 10-K
period 2004-12-21
EVERLAST WORLDWIDE INC
filed 2005-03-28
CIK 934795

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
     ACT OF 1934

For the fiscal year ended December 31, 2004

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
             YES   X       NO
                ------       ------

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

            YES            NO    X
                ------        ------

     On March 18, 2005,  the aggregate  market value of the voting stock held by non-affiliates  of the registrant was  approximately  $19,396,000 based upon the average of the  highest  and  lowest bid  quotations  for such  Common  Stock as obtained  from the Nasdaq Stock  Market on that date.  Solely for the purpose of this  calculation,  shares held by directors and officers of the registrant have been  excluded.  Such  exclusion  should  not be  deemed a  determination  or an admission by registrant that such  individuals  are, in fact,  affiliates of the registrant.

     The number of shares  outstanding on March 18, 2005 was 3,125,859 shares of
Common Stock,  $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The  information  required by Items 10 through 14 of this Annual  Report on
Form 10-K is  incorporated  by  reference  from the  issuer's  definitive  proxy materials for its 2005 Annual Meeting of Stockholders, which proxy materials are to be filed with the Securities and Exchange Commission not later than April 29,
2005.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I

PART II

Item 5    Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities..... 12
Item 6    Selected Financial Data............................................14
Item 7    Management's Discussion and Analysis of Financial Condition and

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................21
Item 9A   Controls and Procedures............................................21

PART III

Item 10   Directors and Executive Officers of the Registrant.................22
Item 11   Executive Compensation.............................................22
Item 12   Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters ....................22
Item 13   Certain Relationships and Related Transactions.....................22
Item 14   Principal Accountant Fees and Services.............................22

PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K....22

Signatures...................................................................24

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

GENERAL

     Everlast  Worldwide  Inc.,  a  Delaware  corporation  and its  subsidiaries
(collectively,  the "Company" and herein  referred to as "we",  "us" and "our"), was  organized  on  July  6,  1992.  We are  currently  engaged  in the  design, manufacture,  marketing and sale of men's  activewear,  sportswear and outerwear
(the  "Apparel  Products")  each  featuring  the  widely-recognized  Everlast(R)
trademark.  We also  manufacture  sporting  goods related to the sport of boxing such as boxing gloves,  heavy bags, speed bags, boxing trunks, and miscellaneous gym equipment that are sold through sporting goods stores,  mass  merchandisers, catalog  operations,  gymnasiums,  and martial arts  studios.  In  addition,  we license the  Everlast(R)  trademark  to numerous  companies,  both  domestic and international,  that source and manufacture  products such as men's, women's and
children's  apparel,   footwear,   cardiovascular   equipment,  back  to  school
stationery,  eyewear,  sports bags, hats, fragrances,  fine jewelry,  batteries, nutritional products and other accessories.  The Company is a member of the U.S.
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
Pursuant  to the  terms of that  certain  Agreement  and Plan of  Merger  by and between Everlast Holding Corp.,  Everlast,  the Company and AANC, as amended, if the fair market value of the Common Stock is not $13.00 by October 24, 2007,  as
amended, the Company will be required to issue additional shares of Common Stock or, at its option, pay such amount in cash.

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
Ray Leonard, Evander Holyfield,  Mike Tyson, Felix "Tito" Trinidad "Sugar" Shane
Mosley, Jeff Lacy and Jermaine Taylor.

PRODUCTS

     The  Company  sells  a  diverse   collection  of  consumer  products  which
encompasses apparel,  footwear and sports products, and licenses the Everlast(R)
trademark to numerous  companies which source or manufacture  ancillary products such as women's and children's  apparel,  footwear,  fitness exercise equipment, back to school supplies, eyewear, sports bags, hats, fragrances, batteries, fine jewelry,  nutritional  products and other products.  All business activities and decisions as it relates to these  licensed  products  are made by the  Company's executive management.

     APPAREL PRODUCTS

     The Company sells a diverse  collection of Apparel  Products  consisting of men's activewear, and sportswear, all under the Everlast trademark and logo. The
Apparel  Products consist of  approximately  200 separate  products with varying styles and  functions.  These include  fitness  apparel and  sportswear  made of nylon, fleece, cotton, Lycra spandex, and other technical polyester fabrics with moisture management properties. The Apparel Products are designed to feature the
Everlast trademark and logo and to focus on the use of appropriate fabric blends to maximize comfort and performance.  The retail prices for the Apparel Products generally range from $15 to $200.

     SPORTS PRODUCTS

     The Company  manufactures,  imports  and  markets a line of boxing  related sporting goods which consist primarily of the following:

     (1)  Boxing Gloves:  These are Everlast's most recognizable product and are
          made  for  professional,   amateur,   and  home  gym  use.  Everlast's
          professional gloves are certified  throughout the United States and by the World Boxing Council*,  World Boxing  Association*,  International
          Boxing  Federation*,  World Boxing  Organization* and the Nevada State
          Athletic Commission for all of their professional fights;

     (2)  Heavy Bags:  Everlast's  heavy bags are punching bags weighing between
          25 and 150 lbs.;

     (3)  Speed Bags: Speed bags are small, air-filled bags which are mounted on swivels and platforms (at eye level);

     (4)  Platforms:  Platforms are the wall mountings used in suspending  speed or heavy bags;

     (5)  Boxing Trunks and Robes; and

     (6)  Miscellaneous Gym Equipment:  In addition to the  aforementioned  core
          offerings,  Everlast  also  manufactures,   imports  and  markets  the
          following   products  to  complement  its  product  line:   protective
          headgear,  protection  cups,  mouthpieces,  hand wraps,  boxing rings;
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

     The Company licenses the Everlast(R)  trademark to numerous companies which source or  manufacture  ancillary  products such as children's  wear,  footwear, cardiovascular equipment, back to school stationery,  eyewear, sports bags, hats and other  accessories ( the  "Licenses  Products".)  Licensing the  Everlast(R)
trademark  has  enabled  the  Company to expand  product  offerings  into arenas outside of its core manufacturing  arenas, to strengthen its brand image, and to increase  profitability,  while at the same time  minimizing  inventory risk. On
December  17,  2004,  Everlast  announced  the signing of the largest  licensing agreement  in the  Company's  history,  whereby it  licensed  its United  States women's apparel category to Jaques Moret, Inc. effective January 1, 2005.

     The  Company   utilizes  a  network  of  licensees  for   worldwide   brand
distribution in the U.S. and over 80 foreign countries.  In return for exclusive rights to market Sports  Products,  certain Apparel  Products and accessories in certain  regions,  the  licensees pay Everlast a fixed royalty rate upon the net revenues, among other criteria, of the licensees.

MARKETING, ADVERTISING, AND PROMOTIONS

     APPAREL PRODUCTS

     The Company's  advertising and promotional efforts are directed towards the demographic  customer  profile for the Company's  Apparel  Products which aim to heighten its visibility. The Company maintains its own marketing and advertising staff  which  conceives  and  oversees  implementation  of most  aspects  of the
Company's  advertising  and sales  promotions.  In  addition,  the Company has a graphic arts department that works with the marketing and sales staff to develop advertising  campaigns,  brand  management,  packaging  solutions,  POS,  retail advertising and catalogs for all of the Company's product lines.

     The Company  advertises  and  promotes  its Apparel  Products to  different consumer  segments  through a variety of trade and  consumer  print  advertising campaigns,  generally in selected magazines and other publications.  The Company also takes part in various  cooperative  advertising  programs  such as national advertising,  in-store  signage,  point-of-purchase  promotional  giveaways  and cooperative advertising arrangements with several of its retail customers, which the Company believes assists in raising consumer awareness and increasing retail floor space for its  products.  The Company has received  continued  exposure in both the print,  television and movie media from famous celebrities and athletes wearing the Apparel  Products as well as product  placement on the Academy Award winning  movie  "Million  Dollar  Baby"  to the  Mark  Burnett's  reality  drama television  show  "The  Contender",  which  premiered  on NBC  network  and  its affiliates in March 2005 to the EA Sports Franchise Fight Night boxing videogame series  along with the much  anticipated  summer  blockbuster  "Cinderella  Man"
starring Russell Crowe.

     The Company also believes that grass roots  promotional  programs,  such as the  limited  distribution  of samples of its  Apparel  Products  to local gyms, athletic clubs, and fitness  professionals,  help to advance the recognition and reputation of its products.

     To further supplement the growth of the sport and provide a positive outlet for today's  youth,  Everlast is the proud supplier and supporter of USA boxing,
Police Athletic League Boxing,  The Daily News Golden Gloves and countless other amateur tournaments and grassroots programs across the country. Additionally, we are a proud  sponsor of  PE4LIFE,  a  non-profit  Sporting  Goods  manufacturing
Association backed organization, to promote boxing fitness to schools across the country.

     The Company attends and  participates  in the Sporting Goods  Manufacturers
Association  Supershow*,  and MAGIC International*  annual national trade shows, and other appropriate trade shows.

     SPORTS PRODUCTS

     The Company's  Sports  Products have received  continued  exposure  through coverage in movies,  print media and television  because of its association with the history of boxing and its distribution of the Sports Products to amateur and professional  boxers for use in  nationally  televised  events.  The Company has focused on bringing the brand back into the boxing ring with multiple  sponsored events, such as HBO Latino Boxeo de Oro*, ESPN 2 Friday Night Fights*,  Broadway
Boxing Series,  a monthly  tri-state boxing series televised on MSG* network and
SRL Boxing  Series*along with show by show  sponsorships  featured on Telemundo,
Telefutura, HBO, Showtime and PPV events.

     The Company has  promotional  and  consulting  contracts  with noted boxing champions,  trainers, and spokespersons,  such as Oscar De La Hoya, Felix "Tito"
Trinidad,  Sugar Shane Mosley, Fres Oquendo, Chris Byrd, Zab Judah, Mickey Ward,
Sugar Ray  Leonard  and Larry  Holmes.  The  Company  uses the  boxing  industry expertise and the  relationships  of these  individuals  to assist it in various promotional  activities  designed to generate  interest of the  consumers in the
Sports Products.

     The  Company  employs  six  full-time  sales  persons to promote the Sports
Products  to  professional  and  amateur  boxers.   Additionally,   the  Company
continually  evaluates and redesigns its  professional  line of boxing equipment and the product packaging of its retail Sports Products.  Finally, the Company's graphic  arts  department  has  produced  two  new  catalogs,  one  focusing  on
wholesalers  for  the  consumer  retail  market,   and  the  other  directed  at
professional and amateur boxers.

     The  Company  has  developed  a  comprehensive   website  to  leverage  key
e-commerce sales in both our equipment and apparel business.

     LICENSED PRODUCTS

     The  Company  employs an  executive,  who reports to Mr.  George  Horowitz,
President and Chief Executive Officer (CEO). Such executive and Mr. Horowitz are jointly  responsible  for  developing  a  marketing  plan for  expansion  of the
Licensed  Products.  The executive attends sporting goods trade shows to promote the Everlast(R)  brand name. Part of the executive's other duties is to generate leads and to meet with  potential  licensees.  The executive in concert with the
CEO are also  responsible  for  renegotiating  terms and possibly  expanding the scope of existing licensing agreements.

MANUFACTURING AND SUPPLIERS

     APPAREL PRODUCTS

     The  Company  does not  manufacture  any of its Apparel  Products,  relying instead on independent  contractors.  Manufacturers  in the United States supply approximately  60% of the Apparel  Products while the remaining 40% are imported from manufacturers abroad, principally in Asia. Currently, the Company uses over ten separate  manufacturers.  While the Company has no long-term agreements with any of its contractors, the Company believes that it has good relationships with each of them.  The  Company  does not  believe  that the loss of any  particular contractor  would  have a material  adverse  effect on its  business,  financial condition,  or  operations.  The Company  believes that  alternative  sources of products would be readily available.

     The supply of the  Company's  foreign made  Apparel  Products is subject to constraints  imposed by bilateral textile  agreements  between the United States and foreign nations.  Quotas are used to determine the amount and types of goods which can be imported into the United States.  Effective  January 1, 2005,  such quotas were removed for imports from China. Some of the Company's  manufacturers may be adversely affected by political instability in their respective countries resulting  in  the  disruption  of  trade,  and  the  imposition  of  additional regulations  relating  to  imports  or duties  and taxes  and other  charges  on imports. In order to ensure quality control and timely delivery, the Company (or its agents),  conducts on-site  inspections at  manufacturers'  facilities.  See
"Quality Control." The Company's strategy is to find manufacturers with specific product  category  expertise,  such as with  fitness  apparel,  tee  shirts,  or outerwear,  with  extensive  experience in the major athletic brand name apparel industry.  The Company has no long-term agreements with any of its manufacturers and competes with other apparel companies for production capacity.

     SPORTS PRODUCTS

     Effective  December  2003, we manufacture  solely out of one  company-owned facility, which produces most of our Sports Products. This facility,  located in
Moberly,  Missouri has 304,000 square feet and is used to produce  products such as heavy bag and speed bag platforms, heavy bags, and boxing rings, as well as a
"cut and sew"  production  department  where boxing gloves,  speed bags,  boxing trunks,  and other related items are  produced.  Certain of these  products were formerly  produced in our Bronx,  New York facility which was closed in December
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

     An interruption in, or the loss of operations,  at the Moberly facility, or the failure to maintain our labor force at this facility could delay or postpone production of our products,  which could have a material effect on our business, results of operations and financial condition until we could secure an alternate source of supply.

     The Company also imports sub-assemblies and parts used in the production of its finished Sports Products such as shells for heavy bags, hardware, components for speed bags and finished products.  The Company imports  approximately 60% of its purchased raw material,  sub  assemblies,  and finished goods with which one supplier of these purchases accounted for over 10% of all purchases made.

INVENTORY MANAGEMENT

     As of December 31, 2004, the Company's  inventory for both Apparel Products and Sports Products was $11.8 million.  Net sales was  approximately $36 million for the year then ended.

     As of December 31, 2004, the Company's  backlog of unfilled  orders for its
Apparel  Products  and Sports  Products  was  approximately  $3  million  and $2 million, respectively. The Company expects that substantially all of its current orders  will be shipped  within  120 days of the  receipt  of such  orders.  The
Company's backlog can be affected by a variety of factors,  including scheduling of manufacturing, shipment of products, and customer preferences.

     APPAREL PRODUCTS

     The  Company  has an  Electronic  Data  Interchange  (EDI)  Quick  Response
Replenishment  System for its Apparel  Products to facilitate its effort to fill customer  orders in seven working  days.  The EDI Quick  Response  Replenishment
System requires a higher level of inventory to facilitate shipment.  The Company also practices a "just in time"  manufacturing  and  purchasing  program for its customers who don't have access to the EDI Quick Response  Replenishment System.
The Company makes arrangements with its manufacturers for delivery approximately
30 days before the scheduled  shipment of products to the  Company's  customers.
The objectives of  the"just-in-time"  system are twofold. One is to decrease the
Company's  inventory  risk.  The other is to allow the  Company  flexibility  in reaction  to consumer  responses  to its  products as well as changing  consumer preferences.  The Company also schedules  shipments from its  manufacturers in a manner that accounts for possible manufacturing lateness and transport time from manufacturers to the Company's warehouse facilities.  At present,  manufacturing delays have not been a material  factor in the Company's  inventory  management.
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

     SPORTS PRODUCTS

     The  Company  uses a  fully  integrated  inventory  management  system  for finished goods and the products  manufactured by its factory. The Company has an automated  perpetual  inventory  for finished  goods,  raw materials and work in progress  merchandise.  If  required  by major  retailers,  the Company has also incorporated its Sports Products into an EDI Quick Response Replenishment System to fill sales orders.

SALES AND DISTRIBUTION

     For each of the  fiscal  years  ended  2004,  2003  and  2002,  The  Sports
Authority Inc. ("Sports  Authority") , including Gart's Sports, which was merged into Sports Authority in October 2003,  accounted for approximately 13% of sales of the  Company,  respectively.  Sports  Authority  has been a  customer  of the
Company since its inception in 1992. There is no long-term  contract between the
Company  and  Sports   Authority.   The  Company   believes  that  its  business
relationship with Sports Authority is satisfactory.

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
Chalet* and the Army Air Force Exchange*. Apparel Products are also sold through the Internet at the Company's web site.

     The Company  currently has five  in-house  sales  representatives  and four
non-employee  sales  representatives  for  its  Apparel  Products.   Mr.  George
Horowitz, the Company's President and Chief Executive Officer, and other Company senior executives coordinate sales and manage the representatives to ensure that each sales representative projects a consistent and unified image of the Company to its customers.

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

     Consistent with industry  practice,  the Company accepts returns of Apparel
Products  and Sports  Products  within 30 days.  Returns are allowed due to poor quality,  defects in materials or  workmanship.  The Company  believes  that its return levels are better than industry norms. In addition to returns,  customers deduct  chargebacks  from the  purchase  price for sales  allowances,  new store opening discounts and other marketing development funds, which in the opinion of management  promotes brand awareness.  Chargebacks have a dilutive effect on the
Company's  business and results of  operations  since they reduce  overall gross profit  margins  on sales.  The  Company  experienced  rates of  chargebacks  of
approximately   7%,  5%  and  6%  during  fiscal  years  2004,  2003  and  2002, respectively,  which are consistent with the industry norms of 3% to 7% for both
Apparel  Products and Sports  Products.  The Company  believes that sales of the
Apparel Products are not seasonal.

     SPORTS PRODUCTS

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

     LICENSED PRODUCTS

     The Company employs an executive who is responsible for worldwide licensing of the Everlast brand name. The Company also had a non-exclusive  agreement with a license  consultant  whose  remuneration  was  determined by license  revenues received from certain licensees. Although such nonexclusive agreement terminated on  February  10, 2003  commissions  were paid to the  consultant  for two years thereafter,  pursuant to the  termination  provisions  of such  agreement.  Such payments terminated in February 2005.

     There  are  over 70  licenses  worldwide  that  are  held by 53  licensees.
Licensed Products,  such as men's,  women's, and children's apparel,  sleepwear,
underwear,   hosiery,  footwear,  eyewear,  hats,  sports  bags,  cardiovascular equipment,  fragrances,  nutritional  products and batteries are sold in over 80 countries by these  licenses.  The Company  believes  that the Everlast name has tremendous  brand equity that is universally  accepted in a diverse  category of consumer  products  and it can  expand  its  licensing  base  to new  geographic locations and in new product  categories  such as sports drinks,  bottled water, infant  apparel,  and cosmetics.  On December 17, 2004,  Everlast  announced the signing of the largest licensing agreement in the Company's history, whereby the
Company  licensed its United States women's  apparel  category to Jacques Moret,
Inc. effective January 1, 2005.

     The Company  believes  that sales of Licensed  Products  are not  seasonal.
Reference is made to page 19-f of the Consolidated  Financial  Statements of the
Company for the net revenues  from  License  Products for the fiscal years ended
December 31, 2004, 2003 and 2002.

QUALITY CONTROL

     APPAREL PRODUCTS

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

     The  Company  believes  that its  relationship  with its public  warehouse, customs  brokers and  international  consolidators  are an important part of its quality  control  program.  The Company  views these  service  organizations  as important  resources in maintaining  high standards for its Apparel Products and assisting  in the reliable  and timely  delivery of its Apparel  Products to its retail customers.

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
Accordingly,  the Company  believed  that it was in its best interest to license its women's apparel business effective January 1, 2005 as previously  mentioned.
This  decision  was the  result of the  licensee's  ability  to source  products cheaper, due to its larger buying power, and expanded distribution available for its presence in certain channels of  distribution.  The Company believes that it has been able to compete in the men's  activewear and sportswear  market because of high brand name recognition,  along with a natural extension  associated with
its  sporting  goods  business.   The  Company's   products  also  compete  with
lower-priced  men's,  women's,  and girls'  activewear and sportswear  products, which may or may not be brand  name  products.  The  Company  believes  that its principal competitors in the brand name men's activewear and sportswear industry are  Nike*,  Reebok*,  Adidas*  and Fila*.  Competition  in the  activewear  and sportswear segment of the apparel industry is based on price,  design,  quality, name  recognition,  and the  ability to respond  quickly  to  changing  consumer preferences.

     SPORTS PRODUCTS

     The  sporting  goods  industry is also  highly  competitive.  However,  the
Company  believes that it is the preeminent name in boxing equipment and as such is able to compete in this segment of the sporting goods industry. The Company's
competitors   for  its  Sports  Products  at  the  retail  level  are  Technical
Knockout/TKO*  and Century  Sporting  Goods*.  At the  professional  and amateur boxing level the Company's competitors are Ringside*, Grant*, and Reyes*.

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

EMPLOYEES

     As of February 28, 2005,  the Company had 188 employees who are employed on
a  full-time   basis.   These  include  50  executive,   managerial,   clerical,
administrative  and sales  employees at its New York City  headquarters  and 138 employees at its manufacturing  facility in Moberly,  Missouri. 105 employees of the Company at its manufacturing facility in Moberly, Missouri are covered under a collective  bargaining  agreement  that  expires on June 5, 2005.  The Company believes  it  has  satisfactory  relationships  with  its  employees  under  the collective  bargaining  agreement  and  expects to enter  into a new  collective bargaining  agreement.  Failure  to  enter  into  a  new  collective  bargaining agreement with it union  employees  could have an adverse effect on its sporting goods operations and business,  including  reduced sales levels due to inventory manufacturing production problems.

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

     To the best of the  Company's  knowledge,  its  manufacturing  facility  is currently in compliance with all material  respects with existing OSHA standards and environmental laws and regulations.  The Company does not believe that there is a substantial  likelihood that further OSHA or environmental  compliance will
require  substantial   expenditures  or  materially  affect  its  operations  or
competitive position. The Company currently has no capital expenditures relating to satisfying environmental standards.

AVAILABLE INFORMATION

     The   following    information   can   be   found   on   our   website   at
http://www.everlast.com:

     o    Our  annual  report on Form  10-K,  quarterly  reports  on Form  10-Q, current  reports on Form 8-K, and all  amendments  to those reports as soon as reasonably  practicable  after such material is electronically filed with the Securities and Exchange Commission (SEC);

     o    Our policies  related to corporate  governance,  including our Code of
          Business  Conduct and Ethics  applying to our directors,  officers and employees  (including our principal  executive officer,  and principal financial  and  accounting  officer)  that we have adopted to meet the requirements set forth in the rules and regulations of the SEC.

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

     Through  December 31,  2003,  the Company  operated a leased  manufacturing facility in the Bronx,  New York. On December 31, 2003,  the Company  closed the
Bronx facility and consolidated its  manufacturing  operations into its Moberly,
Missouri  manufacturing   facility.  For  details  concerning  the  closure  and
relocation of the Bronx,  New York facility,  please see the section "Results of
Operations--2003 Restructuring and Non-recurring Charges."

ITEM 3.   LEGAL PROCEEDINGS

JOAN HANSEN & CO.

     On December 20, 2000, Joan Hansen & Co., a non-exclusive licensing agent of the Company (the "Agent"),  filed a lawsuit in the Supreme Court of the State of
New York against the Company,  Everlast,  George  Horowitz,  President and Chief
Executive Officer of the Company, and Ben Nadorf, a former principal stockholder of Everlast and a Director of the  Company,  individually.  The Agent  alleged a breach of  contract on the basis that,  after the  Merger,  the Company  stopped paying royalties to Everlast, which had become its wholly-owned subsidiary,  and accordingly the Company discontinued the payment of remuneration to the Agent.

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

     Thereafter  the  Company  filed a motion for summary  judgment  against the
Agent seeking  dismissal of the balance of the Agent's  claims.  That motion was decided in the Company's  favor on December 23, 2002. The Agent's appeal of that portion  of the  decision  dismissing  its claim for a breach of  contract,  was unanimously  affirmed by the Appellate  Division on December 16, 2003. The Agent
has  subsequently  filed a motion  seeking  permission to further  appeal to the
Court of  Appeals as well as  reasserting  its  breach of  contract  claims in a separate demand for arbitration.  Hearings in the arbitration commenced November
2004, and were ongoing as of December 31, 2004.  Everlast  expects to prevail in the arbitration.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters  were  submitted to a vote of security  holders  during the last quarter of fiscal year 2004.

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

                            2004
                  HIGH             LOW
                  ----             ---

1st Quarter       $3.58           $2.54
2nd Quarter       $3.10           $2.46
3rd Quarter       $4.63           $2.75
4th Quarter       $8.44           $2.80

                            2003
                  HIGH             LOW
                  ----             ---

1st Quarter       $4.20           $2.79
2nd Quarter       $3.15           $2.20
3rd Quarter       $3.30           $2.54
4th Quarter       $3.45           $2.46

HOLDERS

     The  closing  bid price of each share of Common  Stock as of March 18, 2005 was $10.40.  There were 368 record holders of the shares of Common Stock and one record holder of the Company's Class A Common Stock,  $.01 par value (the "Class
A Common  Stock").  Based upon  information  received  from some of these record holders,  the Company believes there are approximately  2,400 beneficial holders of the shares of Common Stock.

DIVIDENDS

     The Company  has never paid  dividends  on its Common  Stock or its Class A
Common Stock. The Company anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not  anticipate the payment of dividends on its Common Stock or its Class A Common Stock.

     The Company  continues to pay dividends to the holders of its shares of its
Series  A  Redeemable   Participating  Preferred  Stock,  $.01  par  value  (the
"Preferred  Stock").  The shares of  Preferred  Stock are entitled to a dividend equal to  two-thirds  (2/3) of the net  after  tax  profits  after  adding  back
goodwill   amortization  and  stock  based  compensation.   In  2002  and  years
thereafter,  the dividend is reduced by the proportion to the redeemed Preferred
Stock.  The  percentage  of net  income  (as  defined)  to be paid to holders of
Preferred Stock is as follows:

          Twelve months ended           Percentage
              December 31                  (%)
                 2004                     44.4
                 2005                     37.0
                 2006                     29.6
                 2007                     22.2
                 2008                     14.8
                 2009                      7.4

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2004)

      Plan Category               Number of securities to be      Weighted-average          Number of securities remaining
                                      to be issued upon           exercise price of         available for future issuance
                                   exercise of outstanding       outstanding options,         under equity compensation
                                    options, warrants and        warrants and rights         plans (excluding securities
                                         rights (a)                                            reflected in column (a))

----------------------------------------------------------------------------------------------------------------------------
      Equity compensation                 687,500                       $8.65                           259,500
      plans approved by
      security holders
----------------------------------------------------------------------------------------------------------------------------
      Equity compensation                 266,100                        3.03                                 -
      plans not approved by
      security holders
----------------------------------------------------------------------------------------------------------------------------
      Total                               953,600                        7.08                           259,500
----------------------------------------------------------------------------------------------------------------------------

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

     On  December  17,  2004,  Everlast  announced  the  signing of the  largest licensing  agreement in the  Company's  history,  whereby it licensed its United
States women's  apparel  category to Jacques Moret,  Inc.  effective  January 1,
2005.  Accordingly,  Everlast has reported its results of  operations  on a GAAP basis,  which  includes  the  application  of SFAS No. 144  "Accounting  for the
Disposal  of  Long-Lived  Assets"  which  requires  us to report our  results of operations of our women's apparel  business as a discontinued  component for all current and prior periods presented.

                                                                                For the year ended
                                                  ---------------------------------------------------------------------------
                                                    December 31    December 31      December 31    December 31    December 31
                                                       2004          2003 (a)          2002           2001           2000
                                                  ---------------------------------------------------------------------------
Net Sales                                         $ 35,940,000    $ 33,119,000    $ 36,670,000   $ 31,531,000   $ 13,391,000
Net License Revenues                                 9,059,000       6,669,000       5,501,000      5,141,000        537,000
Net Income (Loss) from Continuing Operations        (1,240,000)     (2,143,000)        341,000        675,000     (1,069,000)
Income from Discontinued Component                     213,000       1,188,000       2,107,000      1,664,000      2,495,000
Net Income (Loss) (a)                               (1,027,000)       (955,000)      2,448,000      2,339,000      1,426,000
Preferred Stock Dividend                                  --              --         1,451,000      1,675,000         27,000
Basic Per Share Data (b):
   Net Income from Continuing Operations                ($0.40)         ($0.69)          $0.11          $0.22         ($0.40)
   Net Income from Discontinued Component                $0.07           $0.38           $0.68          $0.54          $0.93
Diluted Per Share Data (b):
   Net Income from Continuing Operations                ($0.40)         ($0.69)          $0.08          $0.14         ($0.40)
   Net Income from Discontinued Component                $0.07           $0.38           $0.51          $0.34          $0.79
Total Assets                                        64,756,000      64,257,000      63,847,000     63,953,000     66,878,000
Long Term Debt                                       6,643,000       4,866,000       3,227,000        141,000      3,125,000
Redeemable Preferred Stock                          25,000,000      30,000,000      35,000,000     40,000,000     45,000,000

(a)  During fiscal 2003, the Company incurred  restructuring  and  non-recurring duplicative  manufacturing costs aggregating $3.3 million,  pretax, related to the relocation and  consolidation of its Bronx,  New York  manufacturing facility which closed in December 2003. These costs are included in the net loss from continuing operations

(b)  Excludes the effect of the preferred  stock  dividends'  impact of earnings per share for the years ended December 31, 2002 and 2001 as follows:  Basic
     - $0.47 and $0.54; Diluted - $0.35 and $0.35.

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

     o    DEFERRED  TAXES.   Deferred  taxes  are   determined,   based  on  the
          differences  between the  financial  statement and tax bases of assets and  liabilities,  as well as the future  benefit of any net operating loss  carryforward,  using enacted tax rates in effect for the year in which the  differences are expected to reverse.  Valuation  allowances are  established  when necessary to reduce  deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance  management considers estimates of future taxable income and ongoing  prudent and feasible tax planning  strategies.  In accordance with APB Opinion 23, the Company  does not accrue  income taxes on the undistributed  earnings of a  subsidiary  which is a "DISC"  since the repayment  of  the  earnings  of  the  DISC  is  not  expected  in the foreseeable  future.  If circumstances  change and it becomes apparent that  some or all of the  undistributed  earnings  of the DISC will be remitted in the foreseeable future, then taxes will be accrued.

     o    INVENTORY.  Our  inventory  is valued at the lower of cost or  market.
          Cost has been derived principally on standard cost methodology,  where we utilize a  first-in-first-out  method. We provide for allowances on finished goods and  specifically  identify and reserve for slow moving or obsolete raw materials and packaging.

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

RESULTS OF OPERATIONS

2004 DISPOSAL OF BUSINESS COMPONENT

     On December  17,  2004,  the  Company  entered  into its largest  licensing agreement in its history,  whereby it licensed its United States women's apparel business to Jacques Moret, Inc.  effective January 1, 2005. The Company believes that its  decision  to license  its  women's  apparel  business  was in its best interests as a result of the licensee's  ability to source product cheaper,  due to the licensee's buying power, along with the licensee's expanded  distribution available from its presence in certain  channels of  distribution.  Accordingly, the  Company  has  reported  its results of  operations  on a GAAP basis,  which includes  the  application  of SFAS No.  144  "Accounting  for the  Disposal  of
Long-Lived  Assets" which requires us to report our results of operations of our women's apparel  business as a discontinued  component for all current and prior periods presented.

2003 RESTRUCTURING AND NON-RECURRING CHARGES

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

     The restructuring charge includes $2.1 million of costs associated with the discontinuance  of certain  products,  factory labor and related  overhead costs resulting  from the idle capacity in the Bronx,  New York  facility,  severance, lease exit and other  disposal  costs.  Because of this $2.1 million of charges, our 2003 gross  profit was reduced by $1.1  million  charged to cost of sales as required by accounting rules. At December 31, 2003,  approximately  $0.5 million was accrued principally  related to lease exit costs. In addition,  we wrote off
and  disposed  of  approximately  $0.1  million  of  fixed  assets.   Additional
restructuring  charges  of $0.4  million  were  incurred  during  the year ended
December 31, 2003 related to severance  liabilities  and related  employee costs and other disposal and lease exit costs.

YEAR END 2004 COMPARED TO YEAR END 2003

     Net sales  were  $35.9  million  for the year ended  December  31,  2004 as compared to $33.1  million in 2003,  an increase  of $2.8  million or 8.5%.  The increase was primarily the result of increases in men's apparel sales which grew
40% in 2004 as compared to 2003.

     Net  licensing  revenues  were  $9.1  million  for the year  ended  2004 as compared to $6.7 million for the year ended  December 31, 2003.  The increase of
$2.4  million or 35.8% was the result of new  licenses  entered  into in 2004 as well as an increase in revenues generated from existing licenses.

     Total net  revenues  in 2004  amounted  to $45  million  compared  to $39.8 million in 2003. The $5.2 million increase was due to increases in men's apparel sales and license revenues as explained above.

     Gross profit in 2004 increased to $16.6 million,  36.9% of net revenues, as compared to the gross profit in 2003 of $14.7 million,  37% of net revenues,  an increase of $1.9 million.  Gross profit in 2003  adjusted for the  restructuring costs  included in cost of sales was $15.8 million or 39.7% of net revenue.  The increase in gross  profit  dollars  was largely a result of the  increase in net license revenues.  The decrease in gross profit as a percentage of net revenues, as compared to the 2003  adjusted  gross profit as a percentage  of net revenues was 39.7% was due to lower margin dollars achieved in our men's apparel sales.

     Selling and shipping costs were  approximately $8.8 million for each of the years  ended  2004 (20% of net  revenues)  and 2003 (22% of net  revenues).  The decrease in selling and  shipping  costs as a  percentage  of net revenues was a result of the fixed nature of certain of these expenses.

     General and  administrative  expenses were $6.8 million in 2004 as compared to $6.2  million in 2003,  an increase of $.6  million.  The increase was due to increases in salaries, taxes, insurance, rent and other overhead costs.

     Restructuring and non-recurring costs were $1.1 million in 2003 compared to none in 2004.

     Amortization  expense  remained  $0.9  million  for each of the years ended
December 31, 2004 and 2003.

     Operating income from continuing  operations was $25,000 for the year ended
December  31, 2004  compared to an  operating  loss of $2.3 million for the year ended  December 31, 2003. The $2.3 million  improvement in operating  income for
2004 was primarily due to the $1.1 million in  restructuring  and  non-recurring costs incurred as mentioned above.

     Other expenses  (principally  interest expense and finance costs) were $1.4 million in 2004 as compared to $.6 million in 2003,  an increase of $.8 million.
The increase was due to our  refinance  in January  2004 of our  obligations  to redeem our preferred stock ("Preferred Stock  Refinance",) which contributed $.8 million in interest and finance costs during 2004.

     Loss before benefit for income taxes from continuing  operations was ($1.3)
million in 2004 as compared to a loss in 2003 of ($3.0) million. The decrease in the loss  before  benefit of income  taxes from  continuing  operations  of $1.7 million was due to the reduced  operating loss in 2004 vs. 2003 offset by higher interest and financing costs.

     We  received a tax benefit in 2004 of $88,000 vs. a tax benefit of $825,000 in 2003.  Our tax  benefit in both 2004 and 2003 was  reduced by  non-deductible permanent  items,  principally  amortization,  as  well  as  an  additional  tax assessment of approximately $95,000 incurred during the fourth quarter of 2004.

     Net loss from continuing operations was $1.2 million in 2004 as compared to a net loss of $2.1 million in 2003.  Income,  net of tax, from the  discontinued
component  was $.2  million  in 2004  as  compared  to  $1.2  million  in  2003.
Accordingly, our net loss for both 2004 and 2003 was approximately $1.0 million.

     There were no  dividends  payable to the  holders  of  Preferred  Stock for fiscal years ended December 31, 2004 and 2003 due to our net loss.

YEAR END 2003 COMPARED TO YEAR END 2002

     Net sales  were  $33.1  million  for the year ended  December  31,  2003 as compared to $36.7  million for the year ended  December  31, 2002, a decrease of
$3.6  million or 9.7%.  This $3.6  million  decrease  was  principally  due to a decrease in sporting  goods sales as well as sales to certain  customers in 2002 who became licensees in 2003.

     Net license revenues were $6.7 million for the year ended December 31, 2003 as compared to $5.5 million for the year ended December 31, 2002, an increase of

$1.2 million or 21%. The increase in license  revenues was  primarily due to new license agreements and increased revenues on existing licenses.

     Total net revenues  were $39.8 million in 2003 as compared to $42.2 million in 2002. The $2.4 million  decrease was primarily due to a decrease in net sales as explained above.

     Gross profit in 2003  decreased to $14.7 million,  37% of net revenues,  as compared  to $15.9  million,  or 37.7% of net  revenues  in 2002.  Gross  profit adjusted for the restructuring and non-recurring costs,  included within cost of sales,  were $15.8 million or 39.7% of net sales. The decrease in dollar amounts was  related to reduced  sales  volume and mix of sales  mentioned  above and in addition, $1.2 million of duplicative manufacturing costs incurred in the second half of fiscal 2003 related to the facility relocation and consolidation.

     Selling and shipping expenses  increased to $8.8 million for the year ended
December  31,  2003 from $8.1  million  for the year ended  December  31,  2002.
Selling and shipping expenses as a percentage of net revenues increased to 22.1%
from 19.2%.  This increase in both dollar amounts and percentage of net revenues was primarily  attributable to increased  marketing and advertising costs across all  business  lines as well as the  decrease  in net sales as it relates to the fixed portion of selling and shipping expenses.

     General and administrative  expenses increased to $6.2 million for the year ended  December  31, 2003 as compared to $5.7  million in the 2002  period.  The increase  was  due to  higher  infrastructure  costs  required  to  support  our diversified organization.

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

     We incurred an operating  loss from  continuing  operations of $2.3 million for the year ended  December  31, 2003 as  compared  to income  from  continuing operations  of $1.2  million  for the year ended  December  31,  2002.  The $3.5
million  decrease  was  a  result  of  the   aforementioned   restructuring  and
non-recurring  charges,  lower  gross  margins and higher  selling,  general and administrative costs as described above.

     Interest expense, net of interest income, increased to $0.6 million for the year ended  December 31, 2003 from $0.3 million for the year ended  December 31,
2002. The increase is  attributable  to the increase in our net borrowings  from our factor to fund the annual mandatory preferred stock redemption.

     Income (loss) before income taxes from  continuing  operations for the year ended  December  31, 2003 was ($3.0)  million as compared to $0.8 million in the
2002  period.  The  decrease  of $3.8  million  was a result of lower  operating profits in the 2003 period as well as the increase in interest expense.

     We incurred a tax benefit of $.8  million for the year ended  December  31,
2003 as compared to a tax provision of $0.5 million for the year ended  December
31,  2002.  The  decrease  in taxes is a result  of lower  pre-tax  earnings  as compared to the prior year.

     Our net loss from  continuing  operations  was  ($2.1)  million  in 2003 as compared to net income from continuing  operations of $0.3 million in 2002. This
$2.4 million  unfavorable  swing was due to a higher pretax loss from continuing operations in 2003 as explained above.

     Income from discontinued component, net of tax, was $1.2 million in 2003 as compared to $2.1 million in 2002. Net loss in 2003 was $1 million as compared to net income in 2002 of $2.4 million.

     Preferred stock dividends  payable for the year ended December 31, 2002 was
$1.4 million as compared to no dividends payable for our 2003 net loss. The $1.4 million 2002 dividend was paid March 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We  finance  our  operations  and growth  primarily  with our cash flows we generate from our operations and from borrowings with our Factor.

     Net cash used by operating  activities for the year ended December 31, 2004 was $1.9 million  compared to net cash provided from  operations of $1.3 million for the year ended  December 31, 2003.  This  decrease was  primarily due to the decrease in net income,  as adjusted for the add back of non-cash  restructuring and non-recurring  charges in 2003, along with changes in working capital items, principally accounts receivable, inventory and accounts payable.

     Net cash used by investing activities for the years ended December 31, 2004 was $.5 million compared to net cash provided by investing activities of $40,000 for the year ended  December  31,  2003.  This  increase was due to increases in capital expenditures for manufacturing  equipment,  while in 2003, proceeds from the sale of marketable securities provided us additional cash.

     Net cash provided by financing  activities  for the year ended December 31,
2004 was $1.1  million as compared to net cash used by financing  activities  of
$2.0 million in 2003. The primary difference is the payment of a preferred stock dividend of $1.5 million , and payment of deferred  financing  costs of $700,000 during  2003,  along with  additional  borrowings  from our Factor of  $900,000.
During the year ended  December 31, 2004,  the Company's  primary need for funds was to finance  working  capital  and the  annual  mandatory  redemption  of its
Preferred  Stock and  interest  and  financing  costs.  The  Company  has relied primarily upon its cash flow from operations and its asset based borrowings from the Factor to finance its operations, expansion and payments under its Preferred
Stock Redemptions and interest. Cash and cash equivalents were approximately $.6 million at December  31, 2004  compared to $1.9  million at December 31, 2003, a decrease of $1.3 million.  Working capital was $2.0 million at December 31, 2004 compared to $6.0 million at December 31, 2003.  The decrease in working  capital was due to  increased  borrowings  from our  factor  aggregating  $4.4  million, primarily to fund our preferred stock payments made of $3.0 million and interest financing costs of $0.8 million.

     The  balance  of the amount due to factor  represents  accounts  receivable assigned to the factor by the Company net of  outstanding  advances  made by the factor to the Company  under the factoring  agreement.  At December 31, 2004 the amount due to factor was $11.3  million as compared to $6.9  million at December
31, 2003.

2005 LIQUIDITY OUTLOOK

     On January 13, 2004,  we announced  that we had entered into our  Agreement
with   our   principal   preferred   stockholder   (the   "Principal   Preferred
Stockholder"), modifying its annual minimum redemptions.

     Under the terms of the  Agreement,  in lieu of a cash payment for redeeming
$2,000,000  of our  Preferred  Stock,  for  each of the  four  years  commencing
December 14, 2003,  through  December 14, 2006, we will convert such obligations into four term loans ("Loans"). The Loans are evidenced by four promissory notes from us which shall  provide for the payment of interest  and  deferred  finance costs.  Interest and deferred  finance costs are to be paid at a combined annual rate of 9.5% per annum on the aggregate $8 million note during each of the years
2004  through  2007,  and 10% during  2008,  payable  each  December  14th until maturity on December 14, 2008.

     Our borrowings from our Factor have been used to fund working capital needs
and  to  make  payments  in  accordance  with  our  mandatory   preferred  stock
redemptions.  The borrowings  from our Factor are deemed current  liabilities as there are no  repayment  terms and are  collateralized  by  inventory,  accounts receivable  and our  trademark.  We currently  have a $20 million line of credit with our Factor.

     During 2004,  we signed 25 new  licensees,  including  the largest  license agreement in the Company's history,  previously  announced on December 17, 2004.
As of March 11,  2005 we  signed 10  additional  licensees,  bringing  the total licensees to over 90. At the  beginning of 2005,  we obtained a valuation on our trademark.  An independent  valuation on our trademark valued the Everlast brand using the discounted  cash flow  methodology and other  comparative  analyses at
$67.6 million (book value of $23.5 million).  Accordingly,  management believes, although no  assurance  can be given,  that it will be able to leverage  off its
trademark,   with  various  financing  vehicles  currently  offered,  to  obtain additional financing along with existing cash and cash equivalent balances,  and expected positive cash flows generated from our operations, to create sufficient cash flows to fund our Preferred Stock  Redemptions,  debt instruments and other contractual obligations due throughout 2005 although no assurance to that effect can be given.  If positive  cash flow does not occur there will be a decrease in cash and cash  equivalents  and  additional  borrowings  may be  required by our
Factor and/or other lenders.

     Obligations for all Preferred Stock Redemptions, debt instruments,  capital and operating leases and other contractual obligations are as follows:

                                                          Payments Due by Period (In 000's)
                                        --------------------------------------------------------------------
                                                        Less than                                 More than
                                            Total         1 Year      1-3 Years      3-5 Years     5 years
                                        --------------------------------------------------------------------

Preferred Stock redemptions
  and notes payable                          $29,000       $ 3,000      $21,000      $ 5,000           --
Debt instruments and capital lease
  obligations                                  2,893           249        2,644         --             --
Operating leases                               1,616           422        1,194         --             --
                                        --------------------------------------------------------------------
Total contractual cash obligations           $33,509       $ 3,671      $24,838      $ 5,000           --
                                        ====================================================================

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
The Company  believes that these  long-term debt  obligations do not represent a material  interest rate risk to the Company.  The Company's notes payable to its
Principal Preferred Stockholder has been set at a fixed rate of interest.

     Foreign Currency:  The Company conducts business in Canada and the Licensed
Products are sold in various  parts of the world.  Revenues  from the  Company's licensees  and sales from its Canadian  and other  international  customers  are denominated in US Dollars and do not expose the Company to risks due to currency exchange rate fluctuations.

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
Owners and  Management  and  Related  Stockholder  Matters",  Item 13,  "Certain
Relationships and Related Transactions", and Item 14, "Principal Accountant Fees
and  Services"  have been omitted from this report  inasmuch as the Company will file with the  Securities  and Exchange  Commission  pursuant to Regulation  14A within  120 days  after the end of the  fiscal  year  covered  by this  report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company
to be held on June 3, 2005,  at which  meeting the  stockholders  will vote upon selection  of the  directors.  This  information  in  such  Proxy  Statement  is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)(1)List of Financial statements

     Report of Independent Auditors

     Consolidated Balance Sheets - December 31, 2004 and 2003

     Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002

     Consolidated  Statements of Stockholders' Equity - Years ended December 31,
     2004, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements

     (b)(1) List of Financial Statement Schedule

         Valuation and Qualifying Accounts (Schedule II)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at       Charged to                 Balance at
                                           Beginning of      Costs and                    End of
                                              Period          Expenses      Deductions     Period
                                           ------------     ------------   -----------  -----------
 Allowance for Doubtful Accounts:

Year ended December 31, 2004                $412,000                       $402,000      $ 10,000
Year ended December 31, 2003                 276,000         $136,000                     412,000
Year ended December 31, 2002                 257,000           52,496        33,496       276,000

(b)      Exhibits

EXHIBIT                                                                          FILED
 INDEX    DESCRIPTION OF DOCUMENT                                               HEREWITH     INCORPORATED BY REFERENCE TO:
 -----    -----------------------                                               --------     -----------------------------

3.1(a)    Certificate of Incorporation of the Company, as amended                            Exhibit 3.(i) of Registration Statement
          ("Certificate of Incorporation").                                                  File No.33-87954 (the "1995
                                                                                             Registration Statement")

3.1(b)    Certificate of Amendment of the Certificate of Incorporation.                      Exhibit 3.1(b) of the 2000 Form 10-KSB
                                                                                             for the year ended December 31, 2000

3.1(c)    Certificate of Designations, Powers, Preferences and Rights of the                 Exhibit 4.1 of the Current Report on
          Series A Redeemable Participating Preferred Stock.                                 Form 8-K filed on October 24, 2002.

3.2       Bylaws of the Company.                                                             Exhibit 3. (ii) of the 1995
                                                                                             Registration Statement.

10.1      1995 Non-Employee Director Stock Option Plan of the Company,                       Exhibit 10.29 of the 1996 Form 10-KSB
          adopted on October 6, 1995.                                                        for the year ended December 31, 1995.

10.2      Lease, dated as of December 1, 2003, between the Company and 1350                  Exhibit 10.2 of the 2003 Form 10-K for
          Broadway Associates.                                                               the year ended December 31, 2003.

10.3      Agreement and Plan of Merger dated August 21, 2000 by and among                    Exhibit 99.1 of the Current Report on
          Everlast Worldwide Inc. (f/k/a Active Apparel Group, Inc.),                        Form 8-K filed November 7, 2000.
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

10.4      2000 Stock Option Plan of the Company.                                             Appendix B of Schedule 14A filed on
                                                                                             October 3, 2000.

10.5      Form of Registration Rights Agreement.                                             Appendix D of Schedule 14A filed on
                                                                                             October 3, 2000.

10.6      Agreement made by and between Everlast Worldwide Inc., and Ben                     Exhibit 99.2 of the Current Report on
          Nadorf ("Nadorf"). dated December 16, 2003                                         Form 8-K filed January 15, 2004

10.7      Promissory Note issued by Everlast Worldwide Inc., on behalf of Ben                Exhibit 99.3 of the Current Report on
          Nadorf ("Nadorf"). dated December 16, 2003                                         Form 8-K filed January 15, 2004

10.8      Promissory Note issued by Everlast Worldwide Inc., on behalf of Ben      X
          Nadorf ("Nadorf"). dated December 14, 2004

21        List of Subsidiaries                                                     X

23.1      Consent of Independent Auditors                                          X

31.1a     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)      X
          and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2a     Certification of Chief Financial Officer pursuant to Rule 13a-14(a)      X
          and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1a     Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted      X
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2a     Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted      X
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

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

                                     By: /s/ George Horowitz
                                         -----------------------------------
                                         George Horowitz
                                         Chairman and Chief Executive Officer

                                     By: /s/ Gary J. Dailey
                                         -----------------------------------
                                         Gary J. Dailey
                                         Chief Financial Officer

Dated: March 28, 2005

     In  accordance  with the  Exchange Act this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

 March 28, 2005                      /s/ George Horowitz
                                     -----------------------------
                                     George Horowitz (Chairman; Chief Executive
                                     Officer; and Principal Executive Officer)

 March 28, 2005                      /s/ Gary J. Dailey
                                     -------------------------------
                                     Gary J. Dailey (Chief Financial Officer;
                                     and Chief Accounting Officer)

 March 28, 2005                      /s/ James Anderson
                                     -----------------------------
                                     James Anderson (Director)

 March 28, 2005                      /S/ RITA CINQUE KRISS
                                     -------------------------------
                                     Rita Cinque Kriss (Director)

 March 28, 2005                      /S/ LARRY KRING
                                     ------------------------------
                                     Larry Kring (Director)

 March 28, 2005                      /s/ Edward Epstein
                                     ------------------------------
                                     Edward Epstein (Director)

                                     ------------------------------
                                     Ben Nadorf (Director)

 March 28, 2005                      /s/ Wayne Nadrof
                                     ------------------------------
                                     Wayne Nadorf (Director)

 March 28, 2005                      /s/ Teddy Atlas
                                     -------------------------------
                                     Teddy Atlas (Director)

 March 28, 2005                      /s/ Mark Ackereizen
                                     -------------------------------
                                     Mark Ackereizen (Director)

 March 28, 2005                      /s/ James Mcguire, Jr.
                                     --------------------------------
                                     James Mcguire, Jr. (Director)

 March 28, 2005                      /s/ Jeffrey Schwartz
                                     --------------------------------
                                     Jeffrey Schwartz (Director)

                                   EXHIBIT 21

                              LIST OF SUBSIDIARIES

Active Apparel New Corp.
Everlast World's Boxing Headquarters Corp.
Everlast Sports Mfg. Corp.
Everlast Sports International, Inc.
Everlast Fitness Mfg. Corp.
American Fitness Products, Inc.

                             EVERLAST WORLDWIDE INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

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

Notes to Consolidated Financial Statements                                7f-27f

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Everlast Worldwide Inc. and Subsidiaries
New York, NY

We have  audited  the  accompanying  consolidated  balance  sheets  of  Everlast
Worldwide  Inc.  and  subsidiaries  as of December  31,  2004 and 2003,  and the related consolidated statements of operations,  changes in stockholders' equity, and cash flows for each of the three  years in the  period  ended  December  31,
2004. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Everlast Worldwide
Inc. and  subsidiaries  as of December 31, 2004 and 2003, and the results of its operations  and its cash flows for each of the three  years in the period  ended
December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY                                                /s/ Berenson LLP
February 18, 2005

                                       1-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                 ----------------------------
ASSETS                                                                                2004            2003
                                                                                 ------------    ------------
Current assets:
   Cash and cash equivalents                                                     $    649,000    $  1,937,000
   Accounts receivable, net                                                         9,781,000       8,406,000
   Inventory of discontinued component                                              1,020,000              --
   Inventories                                                                     11,762,000      11,012,000
   Prepaid expenses and other current assets                                          921,000       1,107,000
                                                                                 ------------    ------------
                  Total current assets                                             24,133,000      22,462,000

Property and equipment, net                                                         6,182,000       6,188,000
Goodwill                                                                            6,718,000       6,718,000
Trademarks, net                                                                    23,576,000      24,489,000
Restricted cash                                                                     1,028,000       1,015,000
Other assets                                                                        3,119,000       3,385,000
                                                                                 ------------    ------------
                                                                                 $ 64,756,000    $ 64,257,000
                                                                                 ============    ============

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of Series A redeemable participating preferred stock       $  3,000,000    $  3,000,000
   Due to factor                                                                   11,316,000       6,898,000
   Current maturities of long-term debt                                               249,000         335,000
   Accounts payable                                                                 6,530,000       5,176,000
   Accrued expenses and other current liabilities                                   1,062,000       1,019,000
                                                                                 ------------    ------------
                  Total current liabilities                                        22,157,000      16,428,000

License deposits payable                                                              440,000         569,000
Series A redeemable participating preferred stock                                  22,000,000      27,000,000
Note payable                                                                        4,000,000       2,000,000
Other liabilities                                                                     190,000       1,166,000
Long-term debt, net of current maturities                                           2,643,000       2,866,000
                                                                                 ------------    ------------
                                                                                   51,430,000      50,029,000
                                                                                 ------------    ------------

Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.002; 19,000,000 shares authorized;
     3,244,359 issued, 3,070,359 outstanding, 3,028,904-2003                            7,000           6,000
   Class A common stock, par value $.01; 100,000 shares authorized, issued
       and outstanding                                                                  1,000           1,000
   Paid-in capital                                                                 11,821,000      11,697,000
   Retained earnings                                                                2,224,000       3,251,000
                                                                                 ------------    ------------
                                                                                   14,053,000      14,955,000
   Less: treasury stock, at cost (174,000 common shares)                             (727,000)       (727,000)
                                                                                 ------------    ------------
                                                                                   13,326,000      14,228,000
                                                                                 ------------    ------------
                                                                                 $ 64,756,000    $ 64,257,000
                                                                                 ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                       2-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
                                                                         Years ended December 31,
                                                               --------------------------------------------
                                                                    2004            2003            2002
                                                               ------------    ------------    ------------

Net sales                                                      $ 35,940,000    $ 33,119,000    $ 36,670,000
Net license revenues                                              9,059,000       6,669,000       5,501,000
                                                               ------------    ------------    ------------
Net revenues                                                     44,999,000      39,788,000      42,171,000
                                                               ------------    ------------    ------------
Cost of goods sold                                               28,400,000      25,062,000      26,266,000
                                                               ------------    ------------    ------------
Gross profit                                                     16,599,000      14,726,000      15,905,000

Operating expenses:
   Selling and shipping                                           8,849,000       8,815,000       8,143,000
   General and administrative                                     6,812,000       6,236,000       5,691,000
   Restructuring and non-recurring costs                                 --       1,095,000              --
   Amortization expense                                             913,000         913,000         913,000
                                                               ------------    ------------    ------------
                                                                 16,574,000      17,059,000      14,747,000
                                                               ------------    ------------    ------------
Income (loss) from continuing operations                             25,000      (2,333,000)      1,158,000
                                                               ------------    ------------    ------------
Other expense (income):
   Interest expense and financing costs                           1,370,000         683,000         435,000
   Investment income                                                (17,000)        (48,000)        (96,000)
                                                               ------------    ------------    ------------
                                                                  1,353,000         635,000         339,000
                                                               ------------    ------------    ------------

Income (loss) before provision (benefit) for income taxes
    from continuing operations                                   (1,328,000)     (2,968,000)        819,000
(Benefit) provision for income taxes                                (88,000)       (825,000)        478,000
                                                               ------------    ------------    ------------
Net income (loss) from continuing operations                  (1,240,000)  (2,143,000)        341,000

Income from discontinued component (net of loss
     on disposal of assets in 2004 of $155,000), net of tax         213,000       1,188,000       2,107,000
                                                               ------------    ------------    ------------

Net income (loss)                                             (1,027,000)  (955,000)      2,448,000
                                                               ============    ============    ============
Redeemable preferred stock dividend                                      --              --       1,451,000
                                                               ------------    ------------    ------------
Net income (loss) available to common stockholders            ($  1,027,000)  ($    955,000)   $    997,000

Basic earnings (loss) per share from continuing operations    ($       0.40)  ($      0.69)    $       0.05
                                                               ============    ============    ============
Diluted earnings (loss) per share from continuing operations  ($       0.40)  ($      0.69)    $       0.03
                                                               ============    ============    ============
Basic income per share from discontinued component             $       0.07    $       0.38    $       0.28
                                                               ------------    ------------    ------------
Diluted income per share from discontinued component           $       0.05    $       0.26    $       0.21
                                                               ============    ============    ============
Net basic earnings (loss) per share                           ($       0.33)   ($      0.31)   $       0.32
                                                               ============    ============    ============
Net diluted earnings (loss) per share                         ($       0.33)   ($      0.31)   $       0.24
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

                                      3-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                                           Class A
                                                   Total                  Common stock                   common stock
                                               comprehensive       ---------------------------     ------------------------
                                               Income (loss)        Shares            Amount       Shares            Amount
                                               -------------       ---------        ----------     -------          -------
Balance, December 31, 2001                                         2,998,936            $6,000     100,000           $1,000

Comprehensive income:
  Net income                                     $2,448,000
  Unrealized holding loss                          (148,000)
                                                 ----------
Comprehensive income                             $2,300,000
                                                ===========
Exercise of stock options                                              9,300                 -           -                -

Redeemable preferred dividends                                             -                 -           -                -
                                                                   ---------            ------     -------           ------
Balance, December 31, 2002                                         3,008,236             6,000     100,000            1,000
                                                                   =========            ======     =======           ======
Comprehensive loss:
  Net loss                                       $ (955,000)
  Unrealized holding loss                            (3,000)
                                                 ----------
Comprehensive loss                               $ (958,000)
                                                ===========
Exercise of stock options                                             20,668                 -           -                -
                                                                   ---------            ------     -------           ------
Balance, December 31, 2003                                         3,028,904             6,000     100,000            1,000
                                                                   =========            ======     =======           ======

Comprehensive loss:
  Net loss                                      ($1,027,000)
  Unrealized holding loss                                 -
                                                 ----------
Comprehensive loss                              ($1,027,000)
                                                ===========

Exercise of stock options                                             41,455             1,000
                                                                   ---------            ------     -------           ------

Balance, December 31, 2004                                         3,070,359            $7,000     100,000           $1,000
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

                                      4-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                  (continued)

                                                                  Accumulated
                                                                     Other                Treasury stock
                                    Paid-in          Retained    comprehensive        ------------------------
                                    capital          earnings    Income (loss)        Shares           Amount           Total
                                   ----------       ---------       -------           -------         --------        ----------

Balance, December 31, 2001         11,642,000       3,209,000       151,000           174,000         (727,000)       14,282,000

Comprehensive income:
  Net income                                -       2,448,000             -                 -                -         2,448,000
  Unrealized holding loss                   -               -      (148,000)                -                -          (148,000)

Comprehensive income

Exercise of stock options              21,000               -             -                 -                -            21,000

Redeemable preferred dividends              -      (1,451,000)            -                 -                -        (1,451,000)
                                   ----------       ---------       -------           -------         --------        ----------

Balance, December 31, 2002         11,663,000       4,206,000         3,000           174,000         (727,000)       15,152,000
                                   ==========       =========       =======           =======         ========        ==========

Comprehensive loss:                                  (955,000)                                                         (955,000)
  Net loss                                                           (3,000)                                           (3,000)
  Unrealized holding loss

Comprehensive loss

Exercise of stock options              34,000                                                                             34,000
                                 ------------    ------------      -------            -------     ------------      ------------

Balance, December 31, 2003         11,697,000       3,251,000             -           174,000         (727,000)       14,228,000
                                 ============    ============      =======            =======     ============      ============

Comprehensive loss:
  Net loss
  Unrealized holding loss

Comprehensive loss                                 (1,027,000)                                                        (1,027,000)

Exercise of stock options             124,000                                                                            125,000

                                 ------------    ------------      -------            -------     ------------      ------------
Balance, December 31, 2004       $ 11,821,000    $  2,224,000      $      -           174,000     $   (727,000)     $ 13,326,000
                                 ============    ============      =======            =======     ============      ============

                                      5-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years ended December 31,
                                                                           -------------------------------------------------
                                                                              2004                2003                2002
                                                                           ---------           ---------           ---------

Cash flows from operating activities:
   Net income (loss)                                                     $(1,027,000)        $  (955,000)        $ 2,448,000
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
        Bad debts                                                                 --             136,000              52,000
        Depreciation                                                         537,000             534,000             559,000
        Amortization                                                       1,389,000           1,062,000             913,000
        (Increase) decrease in cash surrender value of
          life insurance policies                                                 --                  --             (93,000)
        Interest income on restricted cash                                   (13,000)            (11,000)             (4,000)
        Deferred income taxes                                                     --                  --             (84,000)
        Non-cash restructuring and non-recurring charges,
        including related inventory charge                                        --           1,157,000                  --
        Changes in assets (increase) decrease:
         Accounts receivable                                              (1,375,000)           (844,000)         (1,303,000)
         Inventories                                                      (1,770,000)           (584,000)          1,201,000
         Prepaid expenses and other current assets                           186,000            (338,000)            151,000
         Other assets                                                       (111,000)            (74,000)           (277,000)
        Changes in liabilities increase (decrease):
         Accounts payable, income taxes payable and
            accrued expenses and other liabilities                           423,000           1,238,000          (1,641,000)
         License deposits payable                                           (129,000)              5,000            (124,000)
                                                                           ---------           ---------           ---------
                 Net cash (used) provided by operating activities         (1,890,000)          1,326,000           1,798,000
                                                                           ---------           ---------           ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                    --             309,000                  --
   Acquisition of property and equipment                                    (531,000)           (268,000)           (729,000)
                                                                           ---------           ---------           ---------
                 Net cash (used) provided by investing activities           (531,000)             41,000            (729,000)
                                                                           ---------           ---------           ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                                   --                  --           3,516,000
   Repayment of long-term debt                                              (310,000)           (389,000)           (146,000)
   Increase in due to factor                                               4,418,000           3,546,000           2,672,000
   Redemption of participating preferred stock                            (3,000,000)         (3,000,000)         (5,000,000)
   Issuance of common stock in connection with exercise
      of options                                                             125,000              34,000              21,000
   Financing costs in connection with preferred stock refinance             (100,000)           (700,000)                 --
   Payment of preferred stock dividend                                            --          (1,451,000)         (1,702,000)
   Restricted cash                                                                --                  --          (1,000,000)
                                                                           ---------           ---------           ---------
                 Net cash provided (used) by financing activities          1,133,000          (1,960,000)         (1,639,000)
                                                                           ---------           ---------           ---------

Net decrease in cash and cash equivalents                                 (1,288,000)           (593,000)           (570,000)
Cash and cash equivalents, beginning of year                               1,937,000           2,530,000           3,100,000
                                                                           ---------           ---------           ---------

Cash and cash equivalents, end of year                                   $   649,000         $ 1,937,000         $ 2,530,000
                                                                         ===========         ===========         ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                      6-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

1.   Nature of business:

          Everlast  Worldwide Inc., a Delaware  corporation and its subsidiaries
     (collectively,  the Company and herein referred to as "we", "us" and "our")
     was organized on July 6, 1992.  We are engaged in the design,  manufacture, marketing  and sale of men's  activewear,  sportswear  and  outerwear  (the
     "Apparel  Products")  each  featuring  the  widely-recognized   Everlast(R)
     trademark.  Through  December 31, 2004, we were also engaged in the design, manufacture,  marketing  and sale of women's  activewear.  On December  17,
     2004,  Everlast  announced the signing of the largest license  agreement in the Company's history whereby it licensed its United States women's apparel category  to  Jacques  Moret,  Inc.  effective  January  1,  2005.  We also manufacture  sporting  goods  related to the sport of boxing such as boxing gloves,  heavy bags,  speed bags,  boxing  trunks,  and  miscellaneous  gym equipment that are sold through sporting goods stores,  mass merchandisers, catalog operations,  gymnasiums,  and martial arts studios. In addition, we license the  Everlast(R)  trademark to numerous  companies  that source and manufacture  products  such  as  men's,  women's  and  children's  apparel, footwear,  cardiovascular  equipment,  back to school stationery,  eyewear, sports bags, hats,  fragrances,  batteries,  nutritional products and other
     accessories.   The  Company  is  a  member  of  the  U.S.   Sporting  Goods
     Manufacturers  Association,  the U.S. National Sporting Goods  Association,
     and the Canadian Sporting Goods Association.

2.   Significant accounting policies:

     a.   Principles of consolidation:

          Our  accompanying   consolidated   financial  statements  include  the
     accounts of the Company and its wholly-owned subsidiaries.  All significant
     intercompany   accounts   and   transactions   have  been   eliminated   in
     consolidation.

     b.   Cash and cash equivalents:

          The Company  considers  all  short-term  investments  with an original maturity of three months or less to be cash  equivalents.  Cash equivalents include  commercial paper,  money market funds and certain  certificates of deposit.

     c.   Cash concentration:

          The  Company  maintains  its  cash and cash  equivalents  accounts  at various  commercial  banks.  The cash  balances  are insured by the Federal
     Deposit  Insurance  Corporation  (FDIC) up to  $100,000  at each  bank.  At
     December 31, 2004,  the amount of bank balances in excess of the FDIC limit is approximately $375,000.

     d.   Inventories:

          Our  inventories  are valued at the lower of cost or market.  Cost has been derived  principally  using  standard  costs  utilizing  the first-in, first-out  method.  We provide  write-downs for finished goods when the net realizable  value has fallen  below  cost,  and  provide for slow moving or obsolete raw materials and packaging.

     e.   Accounts receivable:

          The accounts receivable arise in the normal course of business.  It is the policy of management to review the outstanding  accounts  receivable at year end, as well as the bad debt  write-offs  experienced in the past, and

                                      7-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

     establish an allowance for doubtful accounts for uncollectible  amounts. An
     allowance   for  doubtful   accounts  of  $10,000  and  $412,000  has  been
     established as of December 31, 2004 and 2003, respectively.

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
          During the years ended  December  31, 2004,  2003 and 2002 the Company completed its annual  impairment  review of goodwill,  which indicated
          that there was no impairment.

          ii.  Trademarks:

               At December 31, 2004, the Company has trademarks  acquired from a merger in 2000 deemed to have a finite life. These costs are amortized over 30 years.  For the years ended December 31, 2004,  2003 and 2002,
          trademark   amortization   expense   was   $913,000   for  each  year,
          respectively.

          Trademarks are as follows:

                                                 2004           2003
                                             ------------  -------------
          Gross carrying amount of
            trademarks, at cost              $27,380,000    $27,380,000

          Accumulated amortization             3,804,000      2,891,000
                                             -----------    -----------
          Trademarks - net                   $23,576,000    $24,489,000
                                             ===========    ===========

                                      8-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

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

     j.   Income taxes:

          The Company and its wholly-owned  subsidiaries,  with the exception of
     Everlast Sports International,  Inc. ("ESI"),  files a consolidated federal income  tax  return.  ESI  qualifies  as  a  Domestic  International  Sales
     Corporation  (DISC),  which results in a deferral of tax on its income.  No deferred  tax  liability  has been  recorded,  since the  Company  does not anticipate the repatriation of earnings in the foreseeable  future.  ESI is authorized  to operate in Canada and files a separate  Canadian  income tax return  reporting  only the income from that  country.  The  provision,  or benefit,  for  income  tax is based upon the  consolidated  taxable  income including  that portion of ESI's Canadian  income.  Various state and local income tax returns are filed  pursuant to reporting  requirements  in those locales.

     k.   Advertising expense:

          The Company  expenses  advertising  costs as they are incurred.  As of
     December 31, 2004, 2003 and 2002, the Company had incurred  advertising and promotional  expenses of approximately $2.7 million,  $2.4 million and $3.2 million, respectively.

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

     m.   Shipping and handling costs:

          Shipping and handling costs totaling  approximately $1.9 million, $1.6 million and $1.6 million for the years ended  December  31, 2004,  2003 and
     2002,  respectively,  are included in selling and shipping  expenses on the statement of operations.

                                      9-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

     n.   Accounting for stock based compensation:

          On December 16, 2004,  the FASB issued FASB Statement No. 123 (revised
     2004),  Share-Based Payment, which is a revision of FASB Statement No. 123,
     Accounting for Stock-Based  Compensation.  Statement 123(R)  supersedes APB
     Opinion No. 25,  Accounting for Stock Issued to Employees,  and amends FASB
     Statement  No. 95,  Statement  of Cash Flows.  Generally,  the  approach in
     Statement  123(R) is similar to the approach  described  in Statement  123.
     However,  Statement 123(R) requires all share-based  payments to employees, including grants of employee stock options,  to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Statement  123(R) must be adopted no later than July 1, 2005.
     We expect to adopt Statement 123 (R ) in our third quarter  commencing July
     1, 2005.

          As permitted by Statement 123, we currently  accounts for  share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.
     Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our result of  operations,  although it will have no impact on our overall financial position.  The impact of adoption of Statement 123(R)
     cannot  be  predicted  at this  time  because  it will  depend on levels of share-based  payments  granted  in the  future.  However,  had  we  adopted
     Statement  123(R) in prior periods,  the impact of that standard would have approximated  the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share below.

          Pro forma  information  regarding  earnings  and earnings per share is required by SFAS No. 123, and has been  determined as if we have  accounted for our stock  options under the fair value method of that  Statement.  The fair value for these  options  was  estimated  at the date of grant using a
     Black-Scholes  option  pricing  model with the  following  weighted-average assumptions:  risk free  interest  rates ranging from 1% to 2%; no dividend yield;  volatility factors of the expected market price of our common stock
     of   approximately   6%  for  fiscal  years  2004  through   2002;   and  a
     weighted-average expected life of the options of five years in each year.

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

                                                 2004             2003             2002
                                            -----------      -----------      -----------

Net income (loss) as reported               $(1,027,000)     $  (955,000)     $ 2,448,000

Deduct: total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                       57,000           35,000           33,000
                                            -----------      -----------      -----------
Pro forma net income (loss)                 $(1,084,000)     $  (990,000)     $ 2,415,000
                                            ===========      ===========      ===========

                                      10-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

     Earnings (loss) per share:

     Basic - as reported                      $  (0.33)     $  (0.31)     $   .32
                                              ========      ========      =======
     Basic - pro forma                        $  (0.35)     $  (0.32)     $   .32
                                              ========      ========      =======

     Diluted - as reported                    $  (0.33)     $  (0.31)     $   .24
                                              ========      ========      =======
     Diluted - pro forma                      $  (0.35)     $  (0.32)     $   .24
                                              ========      ========      =======

     o.   Foreign currency exchange rate gains and losses:

          Foreign currency  transactions are based on the functional currency of the United States  dollar.  Translation  gains and losses,  if any, of such transactions are included in the consolidated statements of operations.

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
     Therefore,  SFAS No. 146 eliminates the  definition  and  requirements  for recognition of exit costs in Issue 94-3. SFAS No. 146 also establishes that fair value is the objective for initial  measurement of the liability.  The provisions of SFAS No. 146 are  effective  for exit or disposal  activities
     that  we  may  initiate  after   December  31,  2002.   Refer  to  Note  5,
     Restructuring  and   Non-recurring   Charges  for  our  disposal  and  exit
     activities related to our Bronx, New York facility.

                                      11-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

3.   Adoption of SFAS No. 150,  "Accounting  for Certain  Financial  Instruments
     with Characteristics of both Liabilities and Equity"

          In May  2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain
     Financial Instruments with Characteristics of both Liabilities and Equity."
     SFAS No. 150 is effective for all financial instruments, in existence prior to May 31, 2003,  meeting this  definition,  at the  beginning of the first interim period  beginning  after June 15, 2003. The Company has adopted the provisions  of SFAS No. 150,  effective  July 1, 2003 for the third quarter
     ending  September  30,  2003.  The  Statement   establishes  standards  for
     classifying and measuring as liabilities certain financial instruments that
     embody  obligations  of  the  issuer  and  have   characteristics  of  both
     liabilities  and equity.  The Company's  Series A Redeemable  Participating
     Preferred Stock  ("Preferred  Stock") meets this  definition,  and thus has
     been   reclassified   as  a  liability   (current  and  long-term)  on  our
     Consolidated Balance Sheets as of December 31, 2004 and 2003.

          Application of SFAS No. 150 requires our Preferred  Stock  instruments to be  reclassified  at its  current  carrying  amount  with no  cumulative adjustment recognized. In addition, dividends associated with our Preferred
     Stock instrument are to be classified as interest  expense  commencing from the three months ended  September  30, 2003 onward.  During the years ended
     December 31, 2004 and 2003, no dividends  have been  classified as interest expense due to our net loss.  Dividends  and other  amounts paid or accrued prior  to  reclassification  of  the  instrument  to a  liability  are  not reclassified  as interest cost upon  transition in accordance with SFAS No.
     150.

                                      12-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

4.   Disposal of a component:

          On December 17, 2004, we announced the signing of the largest  license agreement  in our history  whereby we licensed  our United  States  women's apparel  category to Jacques  Moret,  Inc.,  effective  January 1, 2005. We believe  that it is in our best  interest to license  our  women's  apparel business as a result of the licensees'  ability to source product  cheaper, due to its buying  power,  along with its expanded  distribution  available from it presence in certain channels of distribution.

          The  following  results of our  women's  apparel  component  have been presented  as income  from a  discontinued  component  in the  accompanying consolidated statements of operations:

                                         2004            2003             2002
                                     -----------     -----------     -----------

     Net sales                       $21,163,000     $24,916,000     $28,943,000
     Costs and expenses               20,718,000      22,868,000      25,309,000
                                     -----------     -----------     -----------

     Income before income taxes          445,000       2,048,000       3,634,000
                                     ===========     ===========     ===========
     Income taxes                        232,000         860,000       1,527,000
                                     -----------     -----------     -----------

     Income from discontinued
       component                     $   213,000     $ 1,188,000     $ 2,107,000
                                     ===========     ===========     ===========

          At December 31, 2004 inventory  available for sale of approximately $1 million  represents  inventory of our women's  apparel  component  that was acquired by the  licensee in January  2005.  Payment for the  inventory  is scheduled to be received during 2005.

5.   Restructuring and non-recurring charges:

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

          The  restructuring  charge  includes $2.1 million of costs  associated with the  discontinuance  of certain  products,  factory  labor and related overhead  costs  resulting  from the idle  capacity in the Bronx,  New York facility,  severance,  lease exit and other  disposal  costs.  Of this $2.1 million of  charges,  our 2003 gross  profit  was  reduced by $1.1  million charged to cost of sales as required by accounting  rules.  At December 31,
     2003,  approximately $.5 million was accrued  principally  related to lease exit costs which were paid in full during 2004.  In addition,  we wrote off and  disposed  of  approximately  $.1 million of fixed  assets.  Additional restructuring  charges of $.4 million were  incurred  during the year ended
     December  31, 2003 related to severance  liabilities  and related  employee costs and other disposal and lease exit costs.

                                      13-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

6.   Marketable equity securities:

          The Company had marketable  equity  securities  that are classified as available-for-sale  securities. These securities had been recorded at their fair  market  value of  $308,841 at December  31,  2002.  A net  unrealized holding gain, amounting to $2,193 has been included in stockholders' equity as of December 31, 2002. The securities were sold during 2003.

7.   Due to factor:

          Certain of the  Company's  accounts  receivable  are assigned  without recourse to a commercial  factor.  The amount due to the factor  represents advances  received in excess of net sales  assigned.  The amount due to the factor  is net of a  provision  for  future  chargebacks  of  approximately
     $275,000 and $215,000 at December 31, 2004 and 2003, respectively. Interest is charged at 1% above prime on advances.  This  factoring  arrangement  is
     collateralized  by  the  Company's   factored  and  non-factored   accounts
     receivable and certain finished goods, as defined.

8.   Inventories:

     Inventories consist of:

                                           2004                   2003
                                      -----------            -----------

          Raw materials               $ 2,657,000            $ 1,461,000
          Work-in-process                 688,000              1,706,000
          Finished goods                8,417,000              7,845,000
                                      -----------            -----------
                                      $11,762,000            $11,012,000
                                      ===========            ===========

9.   Property and equipment:

                                                           2004          2003
                                                      -----------   -----------

          Land                                        $   309,000   $   309,000
          Buildings and building improvements           5,380,000     5,349,000
          Furniture and fixtures                          470,000       558,000
          Machinery and equipment                       4,041,000     3,679,000
          Vehicles                                         95,000       265,000
                                                      -----------   -----------
                                                       10,295,000    10,160,000
          Less: accumulated depreciation                4,113,000     3,972,000
                                                      -----------   -----------
                                                      $ 6,182,000   $ 6,188,000
                                                      ===========   ===========

10.  Cash surrender value, life insurance:

          The  Company  is the  owner of cash  surrender  value  life  insurance policies on the life of a current stockholder and director.  The face value of these policies approximates $1.6 million. At December 31, 2004, the cash value, net of outstanding loans of $1,073,000,  is $308,000 and is included in other assets.  At December 31, 2003, the cash value,  net of outstanding loans of $957,000, was $261,000 and is included in other assets.

                                      14-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

11.  Long-term debt:

          Long-term debt consists of the following:
                                                                                               2004             2003
                                                                                          ----------        ----------

     Term loan of  $3,350,000  due in sixty  monthly  payments of principal  and interest,  based on an amortization  of 180 months,  with a balloon payment due on the sixtieth  month.  The  interest  rate is equal to the thirty day
     LIBOR yield plus 4% (6.4% at December 31,  2004).  The term loan is secured by property and equipment  having a net book value of $3,506,000.  The term loan requires  maintenance  of minimum cash flow  coverage,  as defined.  A letter of credit of  $1,000,000  must be in place during the entire term of this loan, or until no longer  required.  The  Company's  factor has issued this  letter of credit on behalf  of the  Company.  As  collateral  for the letter of credit,  the  Company has cash  restricted  as to  withdrawal  of
     $1,028,000.                                                                           2,867,000        $3,088,000

     Various  equipment  loans due in  monthly  installments  of  principal  and interest  through 2005.  The interest rates on these loans range from 7.50%
     to 8.77%                                                                                 25,000           113,000
                                                                                          ----------        ----------
                                                                                           2,892,000         3,201,000
     Less current maturities                                                                 249,000           335,000
                                                                                          ----------        ----------
                                                                                          $2,643,000        $2,866,000
                                                                                          ==========        ==========

     Annual maturities of long-term debt are approximately as follows:

          Twelve months ending December 31, 2005        $   249,000
                                            2006            223,000
                                            2007          2,420,000

12.  Series A Redeemable Participating Preferred Stock and Note Payable:

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

                                      15-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

          On January 13, 2004 we announced that we had entered into an Agreement on December 14, 2003 with the Principal  Preferred  Stockholder,  modifying its annual minimum redemptions.

          Under the terms of the  Agreement,  in lieu of a cash  payment for the redemption of a portion of their Series A Preferred  Stock,  $2,000,000 for each of the four years  commencing  December 14, 2003 through  December 14,
     2006,  will be  converted  into four term  loans  ("Notes").  The Notes are evidenced by four promissory notes from the Company which shall provide for the payment of interest and deferred  finance costs.  Interest and deferred finance costs are to be paid at the combined  annual rate of 9.5% per annum on the  aggregate $8 million of notes during each of the years 2004 through
     2007,  and 10% during 2008 payable  each  December  14th until  maturity on
     December  14,  2008.  The  Company  shall  have the  right to  pre-pay  the promissory  notes in full, with no prepayment  fees,  prior to December 14,
     2008 together with all unpaid interest and deferred  financing costs due at the time of  pre-payment.  There are no changes to the  existing  preferred dividend  formula  currently  being  used  on  the  outstanding  redeemable percentage of the Series A Preferred  Stock,  mentioned below. As a further
     condition  of  this  refinance,   the  Company  incurred   financing  costs
     aggregating  $800,000 of which $700,000 was paid in December 2003, $100,000 in January 2004.

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

          Twelve months ending December 31, 2005      37.0%
                                            2006      29.6%
                                            2007      22.2%
                                            2008      14.8%
                                            2009       7.4%

          Dividends are due on March 31st of each succeeding  fiscal year. As of
     December  31,  2004,  the Company did not have  accrued  dividends on these preferred shares due to its net loss.

          If a dividend payment is not made when scheduled,  the Company will be subject  to the same  terms  and  conditions  as a default  on a  mandatory redemption payment.

          Minimum  redemption   amounts,   as  amended  for  the  aforementioned
     refinance, including the repayment of the notes payable are as follows:

                                      16-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

          Twelve months ending December 31, 2005       $   3,000,000
                                            2006           3,000,000
                                            2007           5,000,000
                                            2008          13,000,000
                                            2009           5,000,000

13.  Commitments and contingencies:

     a.   Lease commitments:

          The Company has a lease for office and showroom  space,  which expires on November 30, 2008.

          At December 31, 2004,  future minimum rental  payments  required under the noncancellable leases are approximately as follows:

             Twelve months ending December 31, 2005      $  408,000
                                               2006         408,000
                                               2007         408,000
                                               2008         374,000
                                                         ----------
                                               Total     $1,598,000
                                                         ==========

     Rent expense for the three years ended December 31, 2004, 2003 and 2002 was
     $419,000, $746,000 and $818,000, respectively.

     b.   Employment agreements:

          i.   The Company has an  employment  agreement  with its President and
               Chief Executive  Officer  through the term of the agreement.  The initial term of the agreement  expires on December 31, 2005,  but continues  thereafter  for  additional  one-year  periods  unless either the President and Chief  Executive  Officer of the Company
               or the  Board of  Directors  gives the other  ninety  days  prior written notice of non-renewal.

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

          The minimum  payments  for base  salaries  pursuant to the  employment agreements are approximately as follows:

     Twelve months ending December 31, 2005      $ 782,000

                                      17-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

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
               2000.

               On  November  30,  2001,  the claims  against the  officers  were dismissed by the Supreme  Court.  On June 27, 2002, the  Appellate
               Divisions   unanimously   affirmed  the  order   dismissing   the
               plaintiff's claims.

               On December 23, 2002, the case against the Company was dismissed.
               Plaintiff's  subsequently  filed a motion  seeking  permission to further  appeal  its  claims to the Court of  Appeals  as well as reasserting  its breach of contract  claims in a separate  demand for  arbitration.  The  Plantiff's  appeal of that portion of the decision  dismissing  its  claim  for a  breach  ofcontract,  was unanimously  affirmed by the  Appellate  Division on December 16,
               2003.  Hearings in the  arbitration  commenced  November 2004 and were ongoing as of the date of this report.

               After  reviewing  this case  with the  Company's  legal  counsel, management  believes that there is no merit to plaintiff's motion seeking to further  appeal the dismissal of its lawsuit or to the breach of contract  claims asserted in its demand for arbitration and  intends to continue  to contest  the matter  vigorously  and expects to prevail in arbitration.

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

                                      18-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

     e.   Pension plan:

          The  Company  formerly  belonged to a union  sponsored  multi-employer pension plan which covered its union employees in the Bronx,  New York. The
     Company's  contributions  to the Plan,  incurred  during  the  years  ended
     December  31,  2004,   2003  and  2002  were  $0,   $74,327  and  $102,258,
     respectively. As part of the relocation and consolidation of this facility, together  with the  expiration  of the union  contract,  the  Company is no longer  required to sponsor  this  multi-employer  pension  plan due to the termination of these employees.

               Information  as to the  Company's  portion  of  accumulated  plan benefits and plan assets is not reported  separately by the pension plan. A contingent  liability  may exist  because an  employer  under the  Employee
     Retirement  Income  Security Act,  upon  withdrawal  from a  multi-employer benefit plan, is required to continue to pay its proportionate share of the plan's unfunded vested benefits,  if any. In November 2004 we were notified
     by  the  Plan's  Trustee  that  a  minimum   withdrawal   liability  exists
     aggregating  $425,000. In January 2005, we filed an objection to this claim based upon the information provided by the Trustee's attorney and actuarial information  supplied.  In our  opinion,  we believe a possible  withdrawal liability exists between $0 and $200,000. At December 31, 2004 no provision for this contingency has been recorded.

     f.   Profit-sharing plans:

          We  maintain  two  401(k)   profit-sharing  plans  for  all  qualified
     full-time employees.  The plans contain a profit sharing component with tax deferred  contributions  to each employee  based upon certain  criteria and also  permits  employees  to make  contributions  up to the maximum  limits allowed by Internal Revenue Code Section 401(k).  Prior to January 1, 2004,
     we matched 40% of the first 5% of each employee's  contributions  on one of the plans.  We no longer  match  contributions  in this plan and have never matched contributions on our other plan. The Company's  contributions  were approximately  $40,000  for each of the years ended  December  31, 2003 and
     2002.

14.  Licensing revenues:

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

               Twelve months ending December 31,  2005               $10,116,000
                                                  2006                 7,972,000
                                                  2007                 7,514,000
                                                  2008                 5,867,000
                                                  2009                 3,810,000
                                   2010 and thereafter                 7,532,000

                                      19-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

          Net licensing revenue generated for the years ended December 31, 2004,
          2003 and 2002  amounted  to  $9,059,000,  $6,669,000  and  $5,501,000, respectively.  These  licensing  revenues are reflected net of related expenses of $679,000, $845,000 and $711,000.

     ii.  In  connection  with the license  agreements,  certain  licensees  are required to make a specified minimum cash deposit to the Company.  The deposit is refundable  to the licensee upon  expiration of the license agreement.  At  December  31,  2004 and 2003,  the  amounts on deposit
          totaled  $440,000  and  $569,000,   respectively.  These  amounts  are
          reflected as liabilities to licensees on the balance sheet.

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
          The  maximum  allowable  grant  to any  individual  in any one year is
          600,000 shares. In the case of incentive  options,  the exercise price

                                      20-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

          shall be at minimum  equal to the fair market  value of the  Company's common  stock  on the  day  the  option  is  granted.  In the  case of non-qualified  options, the exercise price shall be 80% or more of the fair market value of the Company's  common stock on the day the option is granted.  Options granted to a stockholder holding more than 10% of the combined  voting  power,  shall have  exercise  prices equal to or greater than 100% and 110% of the fair market  value of the  Company's common  stock on the date the  option is  granted  for  incentive  and non-qualified options,  respectively.  The Board of Directors can make an  appropriate  and  equitable  adjustment  in the number and kind of shares  reserved  for  issuance  under this plan and in the number and option  price of  shares  for  outstanding  options  in the event of a capital change in the Company.  The options  granted vest  immediately and have a ten-year term.

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

                                                                        SHARES
                                       -----------------------------------------------------------------
                                                                          1995                  Weighted
                                           2000           1993        Non-employee               average
                                          Stock           Stock     director stock              exercise
          2004                          option plan    option plan    option plan    Total       price
          ----                          -----------    -----------    -----------    -----       -----

          Outstanding at January 1        505,000       320,211        55,400       880,611      $7.73

          Granted                         185,000             -        13,800       198,800      $2.77

          Cancelled                        (2,500)      (78,500)       (3,356)      (84,356)     $5.70

          Exercised                             -       (38,855)       (2,600)      (41,455)     $3.00
                                        -----------    -----------    -----------    ------
          Outstanding at December 31      687,500       202,856        63,244       953,600      $7.08
                                        ===========    ===========     ==========   =======

          Exercisable at December 31      505,000       199,500        43,802       748,302      $8.26
                                        ===========    ===========     ==========   =======

                                      21-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

                                                                        SHARES
                                       -----------------------------------------------------------------
                                                                          1995                  Weighted
                                           2000           1993        Non-employee               average
                                          Stock           Stock     director stock              exercise
          2003                          option plan    option plan    option plan    Total       price
          ----                          -----------    -----------    -----------    -----       -----

          Outstanding at January 1        505,000      328,679        58,100       891,779      $7.63

          Granted                               -            -         9,500         9,500      $3.83

          Cancelled                             -            -             -             -          -

          Exercised                             -       (8,468)      (12,200)      (20,668)     $1.66

          Outstanding at December 31      505,000      320,211        55,400       880,611      $7.73
                                        ===========    ===========    ==========   =======

          Exercisable at December 31      505,000      246,678        42,600       844,778      $7.92
                                        ===========    ===========    ==========   =======

                                                                        SHARES
                                       -----------------------------------------------------------------
                                                                          1995                  Weighted
                                           2000           1993        Non-employee               average
                                          Stock           Stock     director stock              exercise
          2002                          option plan    option plan    option plan    Total       price
          ----                          -----------    -----------    -----------    -----       -----

          Outstanding at January 1        505,000      341,679        64,200       910,879      $7.52

          Granted                                       50,500         9,500        60,000      $2.61

          Cancelled                             -      (63,500)       (6,300)      (69,800)     $2.69

          Exercised                             -            -        (9,300)       (9,300)     $2.23
                                        -----------    -----------    -----------    ------
          Outstanding at December 31      505,000      328,679        58,100       891,779      $7.63
                                        ===========    ===========    ==========   =======
          Exercisable at December 31      505,000      244,512        42,267       842,279      $7.92
                                        ===========    ===========    ==========   =======

                                      22-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

                                                       Outstanding                                          Exercisable
                                                        Weighted-          Weighted-                         Weighted-
                                                         average            average                           average
          Exercise price                             contractual life       exercise                          exercise
                range                  Shares            remaining            price            Shares           price

          $  .85  - $ 2.35            135,000          4.13 years          $  2.22            132,000           $2.21
          $ 2.36  - $ 2.99            185,000          9.56 years             2.75                  -               -
          $ 3.00  - $ 3.97            120,000          5.27 years             3.51            107,000            3.57
          $ 4.00  - $ 6.25            126,000          5.77 years             3.51            121,000            4.01
          $ 9.38  - $13.00            388,000          5.70 years            12.91            388,000           12.91
                                      -------                                                 -------
                    Total             954,000          4.33 years             6.55            748,000            8.23
                                      =======                                                 =======

          The weighted-average  grant-date fair value for options granted during the years  ended  December  31,  2004,  2003 and 2002 was $2.77,  $4.01 and
     $2.80, respectively.

                                      23-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

16.  Income taxes:

          For the years ended  December 31, 2004,  2003 and 2002,  the Company's provision (benefit) for income taxes consisted of the following:

                                                  2004            2003             2002
                                            -----------      -----------      -----------

     Current tax provision (benefit):
          Federal                           $  (153,000)     $   (63,000)     $ 1,590,000
          State and local                       (70,000)          20,000          410,000
          Foreign                                     -          120,000           89,000
                                            -----------      -----------      -----------
                                               (223,000)          77,000        2,089,000
                                            -----------      -----------      -----------
     Deferred tax benefit:
          Federal                               344,000          (42,000)     $   (29,000)
          State and local                        21,000                -          (15,000)
          Foreign                                     -                -          (40,000)
                                            -----------      -----------      -----------
                                                365,000          (42,000)         (84,000)
                                            -----------      -----------      -----------
            Total                           $   142,000      $    35,000      $ 2,005,000
                                            ===========      ===========      ===========

          Income tax provision relating to discontinued  operation was $230,000,
     $860,000 and  $1,527,000  for the years ended  December 31, 2004,  2003 and
     2002, respectively.

          Included in prepaid  expenses and other  current  assets is a deferred tax asset of $197,000 at December 31, 2003 and a net deferred tax liability of $86,000 at December  31,  2004,  included in accrued  expenses and other liabilities,  which primarily consists of the temporary  difference between the book and tax  basis of  inventory,  provision  for bad  debts,  and the future benefit of a net operating loss carryforward.

          The following is a reconciliation of the reported amount of income tax expense to the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes:

                                                            Years ended December 31,
                                                           2004      2003       2002
                                                         -------    -------    -----
     Federal income tax rate                             (34.0%)    (34.0%)    34.0%
     State taxes, net of federal income tax benefit       (5.5)       2.2        6.1
     Nondeductible amortization of
       intangible assets and other items                  45.0       27.6        7.9
     Foreign income taxes                                    -       11.1        2.0
     Work credit and other credits                           -       (4.9)      (4.4)
     Other                                                10.7        1.8        (.6)
                                                         -------    -------    -----
                                                          16.2%       3.8%      45.0%
                                                         =======    =======    =====

17.  Economic dependency:

          For each of the years ended  December  31,  2004,  2003 and 2002,  one customer accounted for approximately 13% of sales, respectively.

                                      24-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

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

                                                            2004              2003              2002
                                                        -----------      -----------      -----------

Net income (loss) available to common stockholders:
   Net income (loss)                                    $(1,027,000)     $  (955,000)     $ 2,448,000
   Redeemable participating
     preferred stock dividends                                    -                -       (1,451,000)
                                                        -----------      -----------      -----------
                                                        $(1,027,000)     $  (955,000)     $   997,000
                                                        ===========      ===========      ===========

                                                            2004              2003              2002
                                                        -----------      -----------      -----------
Basic weighted average
  common stock outstanding                                3,132,000        3,108,000        3,101,000

Effect of dilutive securities:
   Stock options                                                  -                -           48,000
   Contingent consideration                                       -                -          990,000
                                                        -----------      -----------      -----------
Diluted weighted average
  common stock outstanding                                3,132,000        3,108,000        4,139,000
                                                        ===========      ===========      ===========
Basic earnings (loss) per common share                  $     (0.33)     $     (0.31)     $      0.32
                                                        ===========      ===========      ===========

Diluted earnings (loss) per common share (a)            $     (0.33)     $     (0.31)     $      0.24
                                                        ===========      ===========      ===========

(a)  As a result  of the net loss in 2004  and  2003,  the  dilutive  effect  of
     options   and   contingent    consideration   (1,091,000   and   1,434,000,
     respectively) are not shown as the results would be anti-dilutive.

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

                                      25-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

19.  Stockholders' Equity:

     The holder of the Class A common  stock is entitled to five votes per share on all matters upon which each holder of common stock is entitled to vote.

20.  Cash flow information:

     a.   Supplemental disclosures of cash flow information:

                                               2004           2003            2002
                                            ----------     ----------     ----------

          Cash paid during the year for:
            Interest                        $1,266,000     $1,000,000     $  756,000
            Income taxes                         3,000        600,000      1,576,000

21.  Recently issued accounting standards:

          In November 2004, the FASB issued SFAS No. 151,  "Inventory  Costs, an amendment of ARB No.43,  Chapter 4." SFAS amends  Accounting  Research  Bulletin
("ARB")  No.43,  Chapter 4, to clarify that  abnormal  amounts of idle  facility expense,  freight,  handling  costs and wasted  materials  (spoilage)  should be recognized as  current-period  charges.  In addition,  SFAS No.151 requires that allocation  of fixed  production  overhead to  inventory  be based on the normal capacity of the  production  facilities.  SFAS No.151 is effective for inventory costs  incurred  during the fiscal  years  beginning  after June 15,  2005.  The
Company is currently  assessing  the impact SFAS No.151 will have on the results of operations, financial position or cash flows.

22.  Quarterly financial data (unaudited):

          As previously noted in our financial statements, in the fourth quarter of fiscal 2004,  we entered  into a license  agreement  with a licensee  whereby effective January 1, 2005, this licensee will source,  market and distribute our
United States women's  apparel  business.  In accordance  with FASB 144, we have selected to treat the women's apparel  business as a discontinued  component and as such,  all prior periods  herein have been adjusted to exclude the operations of our women's apparel  business and shown as a discontinued  component,  net of tax, in our statements of operations and unaudited  quarterly financial date for fiscal 2004 and 2003 as summarized as follows:

                                                                              2004
                                               ----------------------------------------------------------------
                                                   First            Second           Third             Fourth
                                                  Quarter           Quarter         Quarter            Quarter
                                               ------------      ------------     ------------      -----------

Net revenues                                  $  9,939,000      $  9,166,000     $ 11,101,000      $ 14,793,000

Gross profit                                     4,914,000         4,355,000        3,782,000         3,548,000

Discontinued component                            (279,000)          347,000           95,000            50,000

Net income (loss) available to common
stockholder's                                      188,000            79,000         (250,000)       (1,045,000)

Earnings (loss) per share - basic (b)         $       0.06      $       0.03     ($      0.08)     ($      0.33)

Earnings (loss) per share - diluted           $       0.04      $       0.02     ($      0.08)     ($      0.33)

                                      26-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

                                                                   2003
                                    ---------------------------------------------------------------
                                         First           Second           Third             Fourth
                                        Quarter          Quarter          Quarter           Quarter
                                    -------------    -------------    -------------    ------------

Net Revenues                        $  7,280,000     $  8,658,000     $ 11,591,000     $ 12,259,000

Gross profit                           3,628,000        3,613,000        4,045,000        3,440,000

Restructuring and non-recurring
   charges                                   --               --               --         1,095,000

Discontinued component                   253,000          229,000          239,000          468,000

Net income (loss) available to
   common stockholder's                   16,000          111,000          104,000       (1,186,000)

Earnings per share - basic          $       0.01     $       0.04     $       0.03     $      (0.38)

Earnings per share - diluted        $       0.00     $       0.02     $       0.02     $      (0.38)

(a)  Included  within  gross  profit in the fourth  quarter  of fiscal  2003 are
     restructuring   charges  aggregating  $1.1  million  related  to  inventory write-downs,  which  for  accounting  purposes  must  be  classified  as  a reduction  of gross  profit.

(b)  As a result of the net loss in certain of the periods  presented  in fiscal
     2004 and  2003,  the  dilutive  effect  of  options  and  contingent  stock consideration are not shown, as the results would be anti-dilutive.

                                      27-f