Form 10-Q
period 2005-03-31
EVERLAST WORLDWIDE INC
filed 2005-05-11
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 2005

/ /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
          For the transition period from                to
                                         ---------------

          Commission File Number:   0-25918
                                   --------

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

     The  number of common  equity  shares  outstanding  as of May 10,  2005 was
3,159,359 shares of Common Stock, $.002 par value, and 100,000 shares of Class A
Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
          March 31, 2005 (Unaudited) and December 31, 2004                    3

         Consolidated Statements of Operations -
          Three Months ended March 31, 2005 and 2004 (Unaudited)              4

         Consolidated Statements of Cash Flows -
          Three Months ended March 31, 2005 and 2004 (Unaudited)              5

         Notes to Consolidated Financial Statements -
          Three Months ended March 31, 2005 - (Unaudited)                  6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12-15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           15

Item 4.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

Items 1,3,4 and 5 not applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 6.   Exhibits and Current Reports on Form 8-K                           16

SIGNATURES                                                                   17

                             EVERLAST WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,            DECEMBER 31,
                                                                  2005                  2004
                                                             ---------------       ---------------
                                                               (Unaudited)              (Note)
ASSETS
Current assets:
Cash and cash equivalents                                     $   201,000           $   649,000
Accounts receivable - net                                       7,016,000             9,781,000
Inventories                                                    10,551,000            11,762,000
Inventories of discontinued component                                   -             1,020,000
Prepaid expenses and other current assets                       1,699,000               921,000
                                                              -----------           -----------
              Total current assets                             19,467,000            24,133,000

Restricted cash                                                 1,034,000             1,028,000
Property and equipment, net                                     6,101,000             6,182,000
Goodwill                                                        6,718,000             6,718,000
Trademarks, net                                                23,348,000            23,576,000
Other assets                                                    3,078,000             3,119,000
                                                              -----------           -----------

                                                              $59,746,000           $64,756,000
                                                              ===========           ===========

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of Series A redeemable
    participating preferred stock                             $ 3,000,000           $ 3,000,000
  Due to factor                                                 7,986,000            11,316,000
  Current maturities of long term debt                            234,000               249,000
  Accounts payable                                              3,632,000             6,530,000
  Accrued expenses and other current liabilities                  675,000             1,062,000
  Deferred licensing revenues                                   1,525,000                     -
                                                             ------------          ------------
                Total current liabilities                      17,052,000            22,157,000

License deposits payable                                          445,000               440,000
Series A Redeemable participating preferred stock              22,000,000            22,000,000
Notes payable                                                   4,000,000             4,000,000
Other liabilities                                                       -               190,000
Long term debt, net of current maturities                       2,609,000             2,643,000
                                                             ------------          ------------
                Total liabilities                              46,106,000            51,430,000
                                                             ------------          ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 3,333,359 issued, 3,159,359 outstanding,
     3,070,359 in 2004                                              8,000                 7,000
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding              1,000                 1,000
  Paid-in capital                                              12,226,000            11,821,000
  Retained earnings                                             2,132,000             2,224,000
                                                             ------------          ------------
                                                               14,367,000            14,053,000
  Less treasury stock, at cost (174,000 common shares)           (727,000)             (727,000)
                                                             ------------          ------------

                                                               13,640,000            13,326,000
                                                             ------------          ------------
                                                             $ 59,746,000          $ 64,756,000
                                                             ============          ============

See accompanying notes to the financial statements.

Note:  The balance  sheet at December 31, 2004 has been derived from the audited financial statements at that date.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        -------------------------------------
                                                                           2005                    2004
                                                                        -------------------------------------
                                                                                    (Unaudited)

Net sales                                                               $9,121,000                $7,864,000
Net license revenues                                                     3,100,000                 2,076,000
                                                                        ----------                 ---------
Net revenues                                                            12,221,000                 9,940,000
                                                                        ----------                 ---------

Cost of goods sold                                                       7,538,000                 5,796,000
                                                                        ----------                 ---------
Gross profit                                                             4,683,000                 4,144,000
                                                                        ----------                 ---------

Operating expenses:
  Selling and shipping                                                   2,173,000                 1,683,000
  Costs in connection with warrant issuance                                182,000                         -
  General and administrative                                             1,596,000                 1,658,000
  Amortization                                                             228,000                   228,000
                                                                        ----------                 ---------
                                                                         4,179,000                 3,569,000
                                                                        ----------                 ---------

Income from continuing operations                                          504,000                   575,000
                                                                        ----------                 ---------

Other income (expense):
  Interest expense and financing costs                                    (554,000)                 (315,000)
  Interest expense on redeemable participating preferred
    stock                                                                        -                  (150,000)
  Investment income                                                          6,000                     4,000
                                                                        ----------                 ---------
                                                                          (548,000)                 (461,000)
                                                                        ----------                 ---------

Income (loss) before provision (benefit) for income taxes                  (44,000)                  114,000
    from continuing operations

Provision (benefit) for income taxes                                       (23,000)                  128,000
                                                                        ----------                 ---------

Net loss from continuing operations                                       ($21,000)                 ($14,000)

Income (loss) from discontinued component, net of tax                      (72,000)                  202,000
                                                                        ----------                 ---------

Net income (loss) available to common shareholders                        ($93,000)                 $188,000
                                                                        ==========                 =========

Basic loss per share from continuing operations                             ($0.01)                   ($0.00)
Diluted loss per share from continuing operations                           ($0.01)                   ($0.00)
Basic income (loss) per share from discontinued component                   ($0.02)                    $0.06
Diluted income (loss) per share from discontinued component                 ($0.02)                    $0.04
Net basic earnings (loss) per share                                         ($0.03)                    $0.06
Net diluted earnings (loss) per share                                       ($0.03)                    $0.04

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                             -----------------------------------
                                                                                2005                     2004
                                                                             -----------------------------------
                        (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                           ($93,000)          $     188,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                           257,000                 300,000
       Amortization                                                            228,000                 228,000
       Non-cash cost in connection with warrant issuance                       182,000                   -
       Interest income on restricted cash                                       (6,000)                 (2,000)
Changes in assets (increase) decrease:
       Accounts receivable                                                   2,765,000               1,640,000
       Inventories                                                           2,230,000                 605,000
       Prepaid expenses and other current assets                              (777,000)                (41,000)
       Other assets                                                            (89,000)                  6,000
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                      (3,476,000)             (1,164,000)
       Deferred licensing revenues                                           1,525,000                   -
       License deposits payable                                                  5,000                  30,000
                                                                          ------------             -----------
             Net cash provided by operating activities                       2,751,000               1,790,000
                                                                          ------------             -----------

Cash flows used by investing activities:
       Purchases of property and equipment                                     (45,000)               (187,000)
                                                                          ------------             -----------

Cash flows from financing activities:
       Repayments to factor                                                 (3,330,000)             (2,766,000)
       Proceeds from exercises of stock options                                224,000                   -
       Payment of financing costs                                                -                    (100,000)
       Repayments of debt instruments                                          (48,000)                (80,000)
                                                                          ------------             -----------
             Net cash used by financing activities:                         (3,154,000)             (2,946,000)

Net decrease in cash and cash equivalents                                     (448,000)             (1,343,000)
Cash and cash equivalents, beginning of period                                 649,000               1,937,000
                                                                          ------------             -----------

Cash and cash equivalents, end of period                                  $    201,000             $   594,000
                                                                          ============             ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                  $319,000             $   280,000
    Income taxes                                                                 7,000                  -

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   THE COMPANY AND BASIS OF PRESENTATION:

     Everlast Worldwide,  Inc. (herein referred to as "the Company", "we", "us", and "our") is a  manufacturer,  marketer and licensor of sporting goods and
     apparel  under  the  Everlast  brand  name.  The   consolidated   financial
     statements of the Company are presented herein as of March 31, 2005 and for the three  months ended March 31, 2005 and 2004 are  unaudited  and, in the opinion of management,  include all adjustments  (consisting only of normal and recurring  adjustments)  necessary for a fair presentation of financial position  and  results of  operations.  Such  financial  statements  do not include all of the information and footnote  disclosures  normally included in audited  financial  statements  prepared in  accordance  with  generally accepted accounting  principles.  The accompanying  unaudited  consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  The results of  operations  for the three month period ended
     March 31, 2005 are not  necessarily  indicative  of the results that may be expected for any other interim periods or the full year ending December 31,
     2005.  The Company has reviewed the status of its legal  contingencies  and has disclosed an update below from that disclosed on Form 10-K for the year ended December 31, 2004.

2.   EARNINGS PER SHARE:

     We report  basic and diluted  earnings  per share in  accordance  with SFAS
     Statement No. 128 "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share amounts are computed  based on the weighted  average number of shares actually outstanding during the period.  Diluted earnings per share amounts are  based on an  increased  number  of shares  that  would be  outstanding assuming the exercise of dilutive  stock  options,  warrants and contingent consideration pursuant to the Merger Agreement dated October 24, 2000.

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings per share pursuant to SFAS No. 128:

                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                            2005          2004
                                                         ------------------------
Numerator:
Numerator for basic and diluted
            earnings per common share --

     Net income (loss) available to common
     stockholders                                         ($93,000)   $  188,000
                                                          ---------    ---------

Denominator:
Denominator for basic earnings per
   common share --
     Weighted average shares
     outstanding during the period                        3,172,337    3,128,904
                                                          ---------    ---------

Effect of diluted securities:                                     -
Stock options and warrants (a)                                            36,619
Contingent stock consideration related to the
Merger(a)                                                         -    1,550,811
                                                          ---------    ---------
                                                                  -    1,587,430

Denominator for diluted earnings per
   common share --
     adjusted weighted average shares
     and assumed conversions                              3,172,337    4,716,334
                                                          ---------    ---------
     Basic net income (loss) per common share               ($ 0.03)    $  0.06
                                                          ======================
     Diluted net income (loss) per common share             ($ 0.03)    $  0.04
                                                          ======================

     As a result  of the net loss in the  first  quarter  of  fiscal  2005,  the
     dilutive   effect  of  options,   warrants  and  contingent   consideration
     (aggregating  456,346 equivalent shares) are not shown as the results would be anti-dilutive.

3. DISPOSAL OF A COMPONENT:

     On December  17,  2004,  we  announced  the signing of the largest  license agreement  in our history  whereby we licensed  our United  States  women's apparel  category to Jacques  Moret,  Inc.,  effective  January 1, 2005. We believe  that it was in our best  interest to license  our women's  apparel business as a result of the licensees'  ability to source product  cheaper, due to its buying  power,  along with its expanded  distribution  available from its presence in certain channels of distribution.

     The following  results of our women's apparel component have been presented as income from a discontinued  component in the  accompanying  consolidated statements of operations for the three months ended March 31, 2004:

                                                       March 31,
                                                          2004
                                                      ----------

          Net sales                                   $6,231,000
          Costs and expenses                           5,883,000
                                                      ----------
          Income before income taxes                     348,000
                                                      ==========
          Income taxes                                   146,000
                                                      ----------
          Income from discontinued component          $  202,000
                                                      ==========

     During  the  three  months  ended  March 31,  2005,  the  Company  incurred duplicative  warehousing and logistics costs  aggregating  $72,000,  net of tax, associated with this discontinued component.

4.   CONTINGENCIES:

     On  December  20,  2000,  a lawsuit was brought  against the  Company,  its subsidiary  (EWBH),  and two officers of the  Company.  The  complaint  was initiated by the EWBH's licensing  representative  (the "plaintiff") in the
     Supreme Court of the State of New York (the "Court"). The plaintiff alleged breach of  contract,  tortuous  interference  with  contractual  relations, tortuous  interference  with  prospective  business  relations  and  unjust enrichment stemming from the merger of the Company completed on October 24,
     2000.

     On November 30, 2001, the claims against the officers were dismissed by the
     Supreme  Court.  On June 27,  2002,  the  Appellate  Divisions  unanimously affirmed the order dismissing those claims.

     On December  23, 2002,  the balance of the lawsuit  against the Company was dismissed  by  summary  judgment.  Plaintiff  subsequently  filed a  motion seeking  permission to further appeal its claims to the Court of Appeals as well as reasserting  its breach of contract claims in a separate demand for arbitration.  The  Plaintiff's  appeal  of  that  portion  of the  decision dismissing its claim for a breach of contract was  unanimously  affirmed by the Appellate  Division on December 16, 2003.  Hearings in the  arbitration commenced  November  2004. In April 2005, the Company was notified that the
     arbitrator's   award  held  that   Everlast's   termination   of   Hansen's
     representation  agreement was void and declared not to be  terminated.  The arbitrator's award may not be enforced until it is confirmed by the Supreme
     Court upon application made within one year. As of May 6, 2005, the Supreme
     Court had not  confirmed  the award.  The Company plans to file a motion in the Supreme  Court,  New York County  seeking an order to vacate the award.
     Management and corporate  counsel  believe that the award should be vacated on the grounds of arbitrator  misconduct and that the arbitrators  exceeded their  authority  in  rendering  their  award  and that  said  award was in violation of public policy,  and upon grounds.  If the Company's  motion to vacate  the  award  is not  granted,  it would be  required  to pay  Hansen approximately  $375,000 in back commissions.  The Company believes it has a good chance in prevailing on its motion.

5.   REDEEMABLE PARTICIPATING PREFERRED STOCK AND NOTES PAYABLE:

     The percentage of net income,  as defined in the Company's October 24, 2000
     Merger  Agreement,  to be paid to  holders of the  Preferred  Stock for the annual dividend on after tax profits is as follows:

          Twelve months ending December 31, 2005         37.0%
                                            2006         29.6%
                                            2007         22.2%
                                            2008         14.8%
                                            2009          7.4%

     On January 13, 2004 we  announced  that we had entered into an Agreement on
     December 14, 2003 with the Principal Preferred  Stockholder,  modifying its annual minimum redemptions.  Under the terms of the Agreement, in lieu of a cash  payment for the  redemption  of a portion of their Series A Preferred
     Stock,  $2,000,000 for each of the four years commencing December 14, 2003, through  December  14,  2006,  will  be  converted  into  four  term  loans
     ("Notes"),  which  $4,000,000 have been  so-converted as of March 31, 2005.
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

                               December     2005     3,000,000
                                            2006     3,000,000
                                            2007     5,000,000
                                            2008    13,000,000
                                            2009     5,000,000

6.   INVENTORIES:

     Inventories  are  stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                    March 31, 2005   December 31, 2004
                                    --------------   -----------------

          Raw materials              $ 1,914,000      $  2,657,000
          Work-in-process                760,000           688,000
          Finished goods               7,877,000         8,417,000
                                     -----------       -----------
                                     $10,551,000       $11,762,000
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
     SFAS No. 148 requires the Company to disclose pro forma information related to  stock-based  compensation,  in  accordance  with  SFAS  No.  123,  on a quarterly basis in addition to the annual disclosure.

     If compensation cost for the Company's  stock-based  compensation plans had been  determined  based on the fair  value at the date of grant  consistent with the method  prescribed by Statement of Financial  Accounting  Standard
     No. 123,  "Accounting  For  Stock-Based  Compensation",  net  earnings  and earnings  per share for the three  month  periods  ended March 31, 2004 and
     2003 would have been the pro forma amounts that follow

                                                   Three Months Ended
                                                        March 31,
                                                ----------------------
                                                   2005          2004
                                                ----------------------
Net income (loss), as reported                   ($93,000)   $ 188,000

Stock-based employee compensation
expense determined under fair value
method net of related tax effects                 (28,000)      (8,000)
                                                ---------    ---------

Pro-forma net income (loss)                     ($121,000)   $ 188,000
                                                =========    =========

Basic net income (loss) per common
share:
     As reported                                   ($0.03)   $    0.06
                                                =========    =========
     Pro-forma                                     ($0.04)   $    0.06
                                                =========    =========
Diluted net income (loss) per common
share:
     As reported                                   ($0.03)   $    0.04
                                                =========    =========
     Pro-forma                                     ($0.04)   $    0.04
                                                =========    =========

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

     However,  Statement 123(R) requires all share-based  payments to employees, including grants of employee stock options,  to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  Currently,  Statement  123(R)  must be  adopted no later than
     January 1, 2006.  We expect to adopt  Statement  123 (R) in our fiscal year commencing January 1, 2006.

8.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

GENERAL

     Everlast  Worldwide  Inc. is a Delaware  corporation  organized  on July 6,
1992.  We are engaged in the design,  manufacture,  marketing  and of sale men's activewear, sportswear and outerwear (the "Apparel Products") each featuring the widely-recognized  Everlast(R)  trademark.  We also  manufacture  sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags, boxing trunks,  and  miscellaneous  gym equipment that are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums,  and martial arts  studios.  In addition,  we license the  Everlast(R)  trademark to numerous companies  that  source and  manufacture  products  such as men's,  women's  and
children's  apparel,   footwear,   cardiovascular   equipment,  back  to  school
stationery,  eyewear,  sports bags,  hats,  fragrances,  batteries,  nutritional products and other accessories.

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

          REVENUE  RECOGNITION   POLICY.   Revenues  from  royalty  and  finders
          agreements are recognized when earned by applying  contractual royalty rates to quarterly point of sale data, among other criteria,  received from our  licensees.  Our  royalty  recognition  policy  provides  for recognition  of  royalties  in the  quarter  earned,  although a large portion of such  royalty  payments are  actually  received  during the month  following  the end of a quarter.  Revenues  are not  recognized unless  collectibility  is reasonably  assured.  Product  revenues are recognized upon shipment of inventory to customers.

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

          INVENTORIES.  Our  inventories  are  valued  at the  lower  of cost or market.  Cost  has  been  derived  principally  on the  standard  cost methodology,  where we utilize a first-in-first-out method. We provide for reserve allowances on finished goods and specifically identify and reserve for slow moving or obsolete raw materials and packaging.

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

THREE MONTHS ENDED MARCH 31, 2005

     Net revenues  increased  to $12.2  million for the three months ended March
31,  2005 from $9.9  million  for the three  months  ended  March 31,  2004,  an increase of $2.3  million,  or 23%.  This  increase was a result of increases in sales of apparel and sporting  goods  equipment of $1.3 million (16%  increase), and  licensing  revenues of $1.0  million  (49%  increase)  compared to the same period last year. The increase in licensing revenues was a result of new license agreements,  including the  aforementioned  Jacques  Moret,  Inc.  license,  and increased revenues on existing licenses.

     Gross profit increased to $4.7 million for the three months ended March 31,
2005 from $4.1 million for the three  months ended March 31, 2004.  Gross profit decreased as a percentage  of net revenues to 38.3% from 41.7%.  The increase in gross profit  dollars was primarily a result of the  aforementioned  increase in net licensing revenues.  The decrease in gross profit percentage was a result of an unfavorable change in sales mix.

     Selling and  shipping  expenses  increased  to  approximately  $2.2 million
(17.8%  of net  revenues)  for the  three  months  ended  March  31,  2005  from approximately  $1.7 million  (16.9% of net  revenues) for the three months ended
March 31, 2004.  The increase in dollars and as a percentage of net revenues was primarily a result of increased marketing and selling programs associated and in conjunction with The Contender reality television drama which premiered in March
2005. In addition, during the quarter, the Company incurred a non-cash charge in connection  with the  issuance of warrants  to  purchase  149,000  shares of our common  stock,  $0.02 par value (the  "Warrants")  to  Contender  Partners  LLC, aggregating to $182,000.  The issuance of 149,000 warrants were valued using the
Black Scholes option pricing model,  and were in exchange for product  placement of men's apparel and sporting goods appearing on The Contender.

     General and  administrative  expenses and amortization  expense remained at
$1.6  million and $0.2  million,  respectively,  for both the three months ended
March 31, 2005 and 2004 periods.

     Operating  income  remained  approximately  $.5  million for both the three months ended March 31, 2005 and 2004 periods.  Operating  income as a percentage of net  revenues  was 4.1% for the three months ended March 31, 2005 as compared to 5.8% for the three  months  ended March 31,  2004.  The decrease in operating income as a  percentage  of net  revenues  for the 2005  period was  primarily a result of higher selling and shipping costs and the non-cash  charge  associated with the issuance of the Warrants.

     Interest expense and finance costs, net of interest income,  increased from
$0.5  million in the three month period  ending March 31, 2004 to  approximately
$0.6 million  during the March 31, 2005 period.  $.2 million of the increase was due to higher  borrowing costs  associated with our average  outstanding  factor balance as compared to the prior  period,  and  borrowings  associated  with our outstanding $4 million notes payable and  amortization of deferred finance costs associated with our preferred stock refinance  completed in January 2004. During the three  months ended March 31,  2005,  we did not incur any interest  expense associated with our redeemable participating preferred stock due to our net loss for the quarter.  In the March 2004 period, our after tax profits required us to incur a  recorded  interest  charge of  $150,000,  as  defined  in our  Series A
Preferred Stock Agreement with those stockholders.

     Loss before income taxes from  continuing  operations  for the three months ended March 31, 2005 was $44,000 compared to approximately  $0.1 million pre-tax profit for the three month  period  ended March 31,  2004.  The  decrease  was a result of higher interest costs as explained above.

     We recognized a tax benefit of $23,000 for the three months ended March 31,
2005 as compared to a tax provision of approximately  $0.1 million for the three
months  ended  March  31,  2004.   We  expect  our  effective  tax  rate  to  be
approximately 52% this year.

     Net loss from  continuing  operations  was $21,000 in 2005 as compared to a net loss of $14,000 in 2004. Income, net of tax, from the discontinued component was $.2 million  during the three  months  ended March 31, 2004 as compared to a
loss  from  our  discontinued  component,   net  of  tax  of  $72,000  in  2005.
Accordingly,  our net loss for the  three  months  ended  March  31,  2005  from continuing and discontinued  operations was $93,000 as compared to net income in the three months ended March 31, 2004 of $188,000.

     We are  required to pay a dividend  (presented  as interest  expense on our statement of operations  in accordance  with SFAS No. 150,) equal to the product of 2/3 of the sum of the net after tax  profits  reduced  in  proportion  to the redeemed preferred stock and are payable on the March of the following year. The accrued  dividend  payable for the three months ended March 31, 2004 is $150,000 as  compared  to $ nil for the  three  months  ended  March 31,  2005.  The 2004 dividend is equal to 44.4% of net after tax profits.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our  operations and growth  primarily with cash flows  generated from  operations  and  from  borrowings  with  our  Factor  from  a $20  million discretionary demand line of credit.

     Net cash provided by operating  activities for the three months ended March
31, 2005 was $2.8 million as compared to $1.8 million for the three months ended
March 31, 2004.  This increase was primarily  attributable to an increase in our deferred  licensing  revenues of $1.5 million and a $.2 million  non-cash charge incurred with our warrant issuance.  Net cash used for investing  activities for the three  months  ended March 31, 2005 was $45,000 as compared to $0.2  million for the three months ended March 31, 2004.

     During the three months ended March 31, 2005,  the  Company's  primary need for funds was to finance working capital and for the repayment of the borrowings from its Factor.  Borrowings  from our Factor during the year ended December 31,
2004 were used to pay the $3  million  preferred  stock  redemption  along  with interest and finance  costs of $.8 million.  During the three months ended March
31, 2005, we repaid the Factor $3.3 million reducing our outstanding  obligation to $8.0 million at March 31, 2005.

     Net cash used in financing  activities was $3.1 million for the three month period  ended March 31,  2005 as  compared  to $2.9  million for the three month period ended March 31, 2004. This increase in financing sources is primarily due to  aforementioned  repayment of borrowings from our Factor,  offset by proceeds from exercises of stock options of $.2 million during the period March 31, 2005.

     At March 31, 2005, cash and cash  equivalents was $0.2 million  compared to
$.6 million at December 31, 2004.  Working capital was $2.4 million at March 31,
2005 compared to $2.0 million at December 31, 2004.

     Management  anticipates it will generate and maintain  sufficient  cash and cash  equivalent  balances,  along  with  availability  under  our  $20  million discretionary  demand line of credit from our Factor,  although no  assurance to that  effect  can be given,  to fund our  contractual  obligations  and  working capital needs.  Positive cash flow, if it occurs, will create working capital to fund the  Company's  anticipated  growth over the next 12 months,  the mandatory redemption requirements of our preferred stock and interest on the notes payable due in December  2005. If a positive  cash flow does not occur,  there will be a decrease in cash, cash  equivalent  balances and short term  investments  and/or borrowings with the factor and/or other lenders will increase.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no changes in financial market risk as originally discussed in the  Company's  Annual  Report on Form 10-K for the year ended  December  31,
2004.

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

PART II.    OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Contenders  Partners LLC exercised the Warrants as of March 8, 2005 using a
"cashless  exercise."  We issued  115,977  shares of common stock as of March 8,
2005 based on a fair market value of $12.13 (the average  closing  price for the five trading days  immediately  prior to March 8, 2005) and an exercise price of
$2.75 per share. No underwriters or brokers were used in the transaction.  Since it was a cashless  exercise  there was no cash proceeds to us. The shares of our common stock we issued were exempt from registration under the Securities Act of
1933,  as amended  (the  "Securities  Act"),  pursuant  to  Section  4(2) of the
Securities Act.

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

     (b) Current Reports on Form 8-K

     On January 26, 2005,  the Company filed an 8-K/A  amending a Form 8-K filed on December  22, 2004  related to in  connection  with its  execution  of a license agreement with Jacques Moret, Inc. (the "License  Agreement").  The
     License Agreement has been effective as of January 1, 2005.

     On March 17, 2005,  the Company  filed an 8-K related to its press  release dated March 9, 2005  announcing  its results of  operations  and  financial condition for its fiscal 2004 fourth quarter and fiscal year ended December
     31, 2004.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          EVERLAST WORLDWIDE INC.

Date: May 10, 2005                        By:  /s/ George Q Horowitz
                                               ---------------------
                                          Name: George Q Horowitz
                                          Title: Chief Executive Officer,
                                          President and Treasurer

                                          By:  /s/ Gary J. Dailey
                                               --------------------
                                          Name: Gary J. Dailey
                                          Title: Chief Financial Officer,
                                          Chief Accounting Officer

