Form 10-Q
period 2005-06-30
EVERLAST WORLDWIDE INC
filed 2005-08-10
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934
          For the quarterly period ended June 30, 2005

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

              Yes   X             No
                  -----              -----

     Indicate  by check  whether  the  Registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange act)

             Yes                  No   X
                 ------              -----

     The number of common  equity shares  outstanding  as of August 10, 2005 was
3,294,236 shares of Common Stock, $.002 par value, and 100,000 shares of Class A
Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
            June 30, 2005 (Unaudited) and December 31, 2004                3

           Consolidated Statements of Operations -
            Three and Six Months ended June 30, 2005 and 2004 (Unaudited)  4

           Consolidated Statements of Cash Flows -
            Six Months ended June 30, 2005 and 2004 (Unaudited)            5

           Notes to Consolidated Financial Statements -
            Six Months ended June 30, 2005 - (Unaudited)                   6-11

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12-16

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk       17

  Item 4.  Controls and Procedures                                         17

PART II. OTHER INFORMATION

   Items 1, 3 and 5 not applicable

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   17

   Item 4.   Submission of Matters to Vote of Security Holders             17

   Item 6.   Exhibits and Current Reports on Form 8-K                      18

SIGNATURES                                                                 19

                             EVERLAST WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,                 December 31,
                                                                                      2005                       2004
                                                                                --------------------    -----------------------
                                                                                   (Unaudited)                  (Note)
ASSETS
Current assets:
Cash and cash equivalents                                                         $   189,000                $   649,000
Accounts receivable - net                                                           9,094,000                  9,781,000
Inventories                                                                        11,373,000                 11,762,000
Inventories of discontinued component                                                       -                  1,020,000
Prepaid expenses and other current assets                                           1,423,000                     921,000
                                                                                -------------               -------------
              Total current assets                                                 22,079,000                 24,133,000

Restricted cash                                                                     1,041,000                  1,028,000
Property and equipment, net                                                         6,083,000                  6,182,000
Goodwill                                                                            6,718,000                  6,718,000
Trademarks, net                                                                    23,120,000                 23,576,000
Other assets                                                                        2,980,000                  3,119,000
                                                                                 ------------               ------------

                                                                                  $62,021,000                $64,756,000
                                                                                  ===========                ===========

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of Series A redeemable participating preferred stock         $ 3,000,000                $ 3,000,000
  Due to factor                                                                     9,210,000                 11,316,000
  Current maturities of long term debt                                                234,000                    249,000
  Accounts payable                                                                  5,726,000                  6,530,000
  Accrued expenses and other current liabilities                                      841,000                  1,062,000
  Deferred licensing revenues                                                         955,000                          -
                                                                                -------------           ----------------
                Total current liabilities                                          19,966,000                 22,157,000

License deposits payable                                                              453,000                    440,000
Series A Redeemable participating preferred stock                                  22,000,000                 22,000,000
Notes payable                                                                       4,000,000                  4,000,000
Other liabilities                                                                           -                    190,000
Long term debt, net of current maturities                                           2,568,000                  2,643,000
                                                                                -------------              -------------
                Total liabilities                                                  48,987,000                 51,430,000
                                                                                -------------               ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares authorized; 3,451,836 issued (3,244,359 in 2004,) 3,277,836
     outstanding, 3,070,359in 2004                                                      8,000                      7,000
  Class A common stock, par value $.01; 100,000 shares
     authorized; 100,000 shares issued and outstanding                                  1,000                      1,000
  Paid-in capital                                                                  12,216,000                 11,821,000
  Retained earnings                                                                 1,536,000                  2,224,000
                                                                                -------------                  ---------
                                                                                   13,761,000                 14,053,000
  Less treasury stock, at cost (174,000 common shares)                               (727,000)                  (727,000)
                                                                                -------------               ------------

                                                                                   13,034,000                 13,326,000
                                                                                -------------                -----------
                                                                                $  62,021,000               $ 64,756,000
                                                                                =============               ============

See accompanying notes to the financial statements.

Note:  The balance  sheet at December 31, 2004 has been derived from the audited financial statements at that date.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended                  Six months ended
                                                                             June 30,                           June 30,
                                                                  --------------------------------------------------------------
                                                                      2005              2004             2005            2004
                                                                  --------------------------------------------------------------
                                                                           (Unaudited)                        (Unaudited)

Net sales                                                         $9,539,000        $6,765,000      $18,660,000      $14,629,000
Net license revenues                                               2,938,000         2,401,000        6,038,000        4,477,000
                                                                  ----------        ----------      -----------      -----------
Net revenues                                                      12,477,000         9,166,000       24,698,000       19,106,000
                                                                  ----------        ----------      -----------      -----------

Cost of goods sold                                                 8,237,000         4,401,000       15,775,000       10,197,000
                                                                  ----------        ----------      -----------      -----------
Gross profit                                                       4,240,000         4,765,000        8,923,000        8,909,000

Operating expenses:
  Selling and shipping                                             2,045,000         2,453,000        4,218,000        4,136,000
  General and administrative                                       1,671,000         1,636,000        3,267,000        3,294,000
  Restructuring and non-recurring charges                            273,000                 -          273,000                -
  Costs in connection with warrant issuance                                -                 -          182,000                -
  Amortization                                                       228,000           228,000          456,000          456,000
                                                                  ----------        ----------      -----------      -----------
                                                                   4,217,000         4,317,000        8,396,000        7,886,000
                                                                  ----------        ----------      -----------      -----------

Income from continuing operations                                     23,000           448,000          527,000        1,023,000
                                                                  ----------        ----------      -----------      -----------

Other income (expense):
  Interest expense and financing costs                              (523,000)         (309,000)      (1,077,000)        (624,000)
  Interest expense on redeemable participating preferred
    stock                                                                  -           (63,000)               -         (214,000)
  Investment income                                                    5,000             4,000           11,000            8,000
                                                                  ----------        ----------      -----------      -----------
                                                                    (518,000)         (368,000)      (1,066,000)        (830,000)
                                                                  ----------        ----------      -----------      -----------

Income (loss) before (benefit) provision for income taxes
  from continuing operations                                        (495,000)           80,000         (539,000)         193,000

(Benefit) provision for income taxes                                (144,000)          111,000         (167,000)         238,000
                                                                  ==========        ==========      ===========      ===========

Net loss from continuing operations                                 (351,000)          (31,000)        (372,000)         (45,000)
                                                                  ----------        ----------      -----------      -----------

Income (loss) from discontinued component, net of tax               (245,000)          110,000         (317,000)         312,000
                                                                  ----------        ----------      -----------      -----------
Net income (loss) available to common shareholders                 ($596,000)          $79,000        ($689,000)        $267,000
                                                                  ==========        ==========      ===========      ===========

Basic loss per share from continuing operations                      ($0.11)          ($0.01)         ($0.12)           ($0.01)
Diluted loss per share from continuing operations                    ($0.11)          ($0.01)         ($0.12)           ($0.01)
Basic (loss) earnings per share from discontinued component          ($0.07)           $0.04          ($0.09)            $0.10
Diluted (loss) earnings per share from discontinued component        ($0.07)           $0.04          ($0.09)            $0.10
Net basic (loss) earnings per share                                  ($0.18)           $0.03          ($0.21)             0.09
Net diluted (loss) earnings per share                                ($0.18)           $0.03          ($0.21)            $0.09

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                    ------------------------------------------
                                                                                          2005                         2004
                                                                                    ------------------------------------------
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                                    ($689,000)                $     267,000
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                                                     252,000                       250,000
       Amortization                                                                      731,000                       695,000
       Non-cash cost in connection with warrant issuance                                 182,000                         -
       Interest income on restricted cash                                                (13,000)                       (5,000)
Changes in assets (increase) decrease:
       Accounts receivable                                                             5,694,000                     3,238,000
       Inventories                                                                     1,338,000                    (1,348,000)
       Prepaid expenses and other current assets                                        (429,000)                     (292,000)
       Other assets                                                                     (136,000)                      108,000
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                                (1,217,000)                     (505,000)
       Deferred licensing revenues                                                       955,000                         -
       License deposits payable                                                           13,000                       (36,000)
                                                                                    ------------                   -----------
             Net cash provided by operating activities                                 6,681,000                     2,372,000
                                                                                    ------------                   -----------

Cash flows used by investing activities:
       Purchases of property and equipment                                              (153,000)                     (341,000)
                                                                                    ------------                   -----------

Cash flows from financing activities:
       Repayments to factor                                                           (7,113,000)                   (2,926,000)
       Proceeds from exercises of stock options                                          214,000                         2,000
       Payment of financing costs                                                          -                          (100,000)
       Repayments of debt instruments                                                    (89,000)                     (157,000)
                                                                                    ------------                   -----------
             Net cash used by financing activities:                                   (6,988,000)                   (3,181,000)
                                                                                    ------------                   -----------

Net decrease in cash and cash equivalents                                               (460,000)                   (1,150,000)
Cash and cash equivalents, beginning of period                                           649,000                     1,937,000
                                                                                    ------------                   -----------

Cash and cash equivalents, end of period                                            $    189,000                   $   787,000
                                                                                    ============                   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                            $593,000                   $   556,000
    Income taxes                                                                           7,000                         3,000

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   THE COMPANY AND BASIS OF PRESENTATION:

     Everlast Worldwide,  Inc. (herein referred to as "the Company", "we", "us", and "our") is a  manufacturer,  marketer and licensor of sporting goods and
     apparel  under  the  Everlast  brand  name.  The   consolidated   financial
     statements of the Company are presented  herein as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and, in the opinion of  management,  include all  adjustments  (consisting  only of normal and  recurring  adjustments)  necessary for a fair  presentation  of financial position and results of operations.  Such financial statements do not  include  all of the  information  and  footnote  disclosures  normally included  in audited  financial  statements  prepared  in  accordance  with
     generally  accepted  accounting  principles.   The  accompanying  unaudited
     consolidated financial statements have been prepared in accordance with the instructions  to Form 10-Q. The results of operations for the three and six month  periods  ended June 30, 2005 are not  necessarily  indicative of the results that may be expected for any other interim periods or the full year ending  December 31, 2005. The Company has reviewed the status of its legal contingencies and has disclosed an update below from that disclosed on Form
     10-K for the year ended December 31, 2004.

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

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                   -----------------------------------------------------------------
                                                                         2005             2004             2005              2004
                                                                   -----------------------------------------------------------------
Numerator:
Numerator for basic and diluted
   earnings per common share --

   Net (loss) income available to common
   stockholders                                                    ($  596,000)      $    79,000       ($  689,000)      $   267,000
                                                                   -----------       -----------       -----------       -----------

Denominator:
Denominator for basic earnings per
   common share --
     Weighted average shares
     outstanding during the period                                   3,288,689         3,129,157         3,230,513         3,129,031
                                                                   -----------       -----------       -----------       -----------
Effect of diluted securities:
Stock options                                                             --              27,214              --              31,509

Contingent stock consideration related to the
Merger                                                                    --           1,418,561              --           1,347,228
                                                                   -----------       -----------       -----------       -----------
                                                                          --           1,445,775              --           1,378,737

Denominator for diluted earnings per
   common share --
     adjusted weighted average shares and assumed
     conversions
                                                                     3,288,689         4,574,932         3,230,513         4,507,768
                                                                   -----------       -----------       -----------       -----------

     Basic net (loss) income per common share                          ($ 0.18)          $  0.03          ($  0.21)         $   0.09
                                                                   =================================================================
     Diluted net (loss) income per common share                        ($ 0.18)          $  0.03          ($  0.21)         $   0.09
                                                                   =================================================================

     As a result of the net loss in the second  quarter and year to date results of fiscal 2005,  the dilutive  effect of options,  warrants and  contingent
     consideration   (aggregating   512,913  and  484,630   equivalent   shares,
     respectively) are not shown as the results would be anti-dilutive.

     Due to the impact of the  discontinued  component  requirements of SFAS No.
     128, the diluted earnings per share for the three and six months ended June
     30, 2004 can not be less than the basic earnings per share amount.

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

     The following  results of our women's apparel component have been presented as income from a discontinued  component in the  accompanying  consolidated statements of operations for the three and six months ended June 30, 2004:

                                                    Three months               Six months
                                                   ended June 30,            ended June 30,
                                                       2004                       2004

Net sales                                           $5,330,000               $11,561,000
Costs and expenses                                   5,139,000                11,023,000
                                                    ----------                  --------

Income before income taxes                             191,000                   538,000
                                                    ==========                  ========
Income taxes                                            81,000                   226,000
                                                    ----------                  --------
Income from discontinued component                  $  110,000                  $312,000
                                                    ==========                  ========

     During the three and six months ended June 30, 2005,  the Company  incurred inventory  write-downs,  duplicative  warehousing  and logistics  costs and other costs aggregating  $245,000 and $317,000,  respectively,  net of tax, associated with this discontinued component.

4.   RESTRUCTURING AND NON-RECURRING CHARGES:

     Commencing  July 2003, we decided to pursue and execute a plan to close the
     Bronx,  New York facility.  Our decision to close this facility was largely the result of significant lease escalation costs expected at the end of the term of the then  existing  lease in April 2004 and our  inability to reach practical  capacity  at both the  Bronx,  New York  and  Moberly,  Missouri facilities.  Accordingly,  during the fourth  quarter  of fiscal  2003,  we completed the relocation and consolidation of the facilities. In the fourth quarter of fiscal 2004, we were  notified by the former union  representing employees  of  the  Bronx,  New  York  facility  that a  potential  minimum withdrawal  pension  liability  existed on these former employees that were covered under a defined benefit  multi-employer pension plan. In the second quarter of fiscal 2005 the Company and the union agreed on a settlement for
     $273,000 for this minimum withdrawal liability.  Through June 30, 2005, the
     Company has paid  $57,000  towards this  settlement  and is required to pay quarterly  installments  of $12,000  commencing  July 1, 2005  through July
     2009.

5.   CONTINGENCIES:

     On  December  20,  2000,  a lawsuit was brought  against the  Company,  its subsidiary  (EWBH),  and two officers of the  Company.  The  complaint  was initiated  by EWBH's  licensing  representative  (the  "plaintiff")  in the
     Supreme Court of the State of New York (the "Court"). The plaintiff alleged breach of  contract,  tortuous  interference  with  contractual  relations, tortuous  interference  with  prospective  business  relations  and  unjust enrichment stemming from the merger of the Company completed on October 24,
     2000.

     On November 30, 2001, the claims against the officers were dismissed by the
     Supreme  Court.  On June 27,  2002,  the  Appellate  Divisions  unanimously affirmed the order dismissing those claims.

     On December  23, 2002,  the balance of the lawsuit  against the Company was dismissed  by  summary  judgment.  Plaintiff  subsequently  filed a  motion seeking  permission to further appeal its claims to the Court of Appeals as well as reasserting  its breach of contract claims in a separate demand for arbitration.  The  Plaintiff's  appeal  of  that  portion  of the  decision dismissing its claim for a breach of contract was  unanimously  affirmed by the Appellate  Division on December 16, 2003.  Hearings in the  arbitration commenced  November  2004. In April 2005, the Company was notified that the
     arbitrator's   award  held  that   Everlast's   termination   of   Hansen's
     representation  agreement was void and declared not to be  terminated.  The arbitrator's award may not be enforced until it is confirmed by the Supreme
     Court upon  application  made  within one year.  As of July 27,  2005,  the
     Supreme  Court had not  confirmed  the award.  The Company  plans to file a motion in the Supreme Court, New York County seeking an order to vacate the award.  Management and corporate  counsel  believe that the award should be vacated on the grounds of arbitrator  misconduct  and that the  arbitrators exceeded their  authority in rendering  their award and that said award was in violation of public policy, and upon grounds. If the Company's motion to vacate  the  award  is not  granted,  it would be  required  to pay  Hansen approximately  $375,000 in back commissions.  The Company believes it has a good chance in prevailing on its motion.

6.   REDEEMABLE PARTICIPATING PREFERRED STOCK AND NOTES PAYABLE:

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

     On January 13, 2004 we  announced  that we had entered into an Agreement on
     December 14, 2003 with the Principal Preferred  Stockholder,  modifying its annual minimum redemptions.  Under the terms of the Agreement, in lieu of a cash  payment for the  redemption  of a portion of their Series A Preferred
     Stock,  $2,000,000 for each of the four years commencing December 14, 2003, through  December  14,  2006,  will  be  converted  into  four  term  loans
     ("Notes"), which $4,000,000 have been so-converted as of June 30, 2005. The
     Notes are evidenced by four  promissory  notes from the Company which shall provide for the payment of interest and deferred  finance  costs.  Interest and deferred  finance  costs are to be paid at the combined  annual rate of
     9.5% per annum on the  aggregate  $8  million of notes  during  each of the years 2004 through  2007,  and 10% during 2008 payable each  December  14th until  maturity on December 14, 2008.  The Company  shall have the right to pre-pay the promissory  notes in full,  with no prepayment  fees,  prior to
     December 14, 2008 together with all unpaid interest and deferred  financing costs due at the time of pre-payment.  There are no changes to the existing
     preferred   dividend  formula  currently  being  used  on  the  outstanding redeemable percentage of the Series A Preferred Stock, mentioned above.

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

7.   INVENTORIES:

     Inventories  are  stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                       June 30, 2005       December 31, 2004
                                       -------------       -----------------

            Raw materials                $ 2,873,000            $ 2,657,000
            Work-in-process                  769,000                688,000
            Finished goods                 7,731,000              8,417,000
                                         ------------           -----------
                                         $11,373,000           $ 11,762,000
                                         ===========           ============

8.   ACCOUNTING FOR STOCK BASED COMPENSATION:

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

     If compensation cost for the Company's  stock-based  compensation plans had been  determined  based on the fair  value at the date of grant  consistent with the method  prescribed by Statement of Financial  Accounting  Standard
     No. 123,  "Accounting  For  Stock-Based  Compensation",  net  earnings  and earnings per share for the three and six month  periods ended June 30, 2005 and 2004 would have been the pro forma amounts that follow:

                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                              June 30
                                                             -------------------------------------------------------------------
                                                                  2005               2004                2005             2004
                                                             -------------------------------------------------------------------
Net income (loss), as reported                               ($  596,000)        $   79,000           ($689,000)      $  267,000

Stock-based employee compensation
expense determined under fair value
method, net of related tax effects                               (28,000)            (8,000)            (56,000)         (16,000)
                                                             ------------        -----------         -----------      ----------
Pro-forma net income (loss)                                  ($  624,000)        $   71,000           ($746,000)      $  251,000
                                                             ============        ===========         ===========      ==========
Basic net income per common share:
  As reported                                                $     (0.18)        $     0.03          $    (0.21)      $    0.09
                                                             ============        ===========         ===========      ==========
  Pro-forma                                                  $     (0.19)              0.02          $    (0.23)      $    0.08
                                                             ============        ===========         ===========      ==========
Diluted net income per common share:
  As reported                                                $     (0.18)        $     0.02          $    (0.21)      $    0.06
                                                             ============        ===========         ===========      ==========
  Pro-forma                                                  $     (0.19)        $     0.02          $    (0.23)      $    0.06
                                                             ============        ===========         ===========      ==========

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     Certain   statements   contained  in  this  quarterly   report   constitute
"forward-looking statements" within the meaning of Section 27A of the Securities
Act and  Sections  21E of the  Exchange  Act.  Such  forward-looking  statements involve known and unknown risks,  uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance  or  achievements  expressed  or  implied  by  such  forward-looking statements. Such factors include, among others, the following:  general economic and business conditions,  our ability of to implement our business strategy; our ability  to  obtain  financing  for  general  corporate  purposes;  competition;
availability  of key  personnel,  and changes in, or the failure to comply with, government's  regulations.  As a result of the foregoing and other  factors,  no assurance  can be  given  as to the  future  results,  levels  of  activity  and achievements  and  neither  us nor any  person  assumes  responsibility  for the accuracy and completeness of these statements.

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

RESULTS OF OPERATIONS

2004 DISPOSAL OF BUSINESS COMPONENT

     On December 17, 2004,  we entered into our largest  licensing  agreement in our history,  whereby we licensed our United States women's apparel  business to
Jacques Moret, Inc.  effective January 1, 2005. We believes that our decision to license our women's  apparel  business was in our best  interests as a result of the licensee's  ability to source product cheaper,  due to the licensee's buying power,  along  with the  licensee's  expanded  distribution  available  from its presence in certain channels of distribution.  Accordingly, we have reported our results of operations on a GAAP basis,  which  includes the  application of SFAS
No. 144 "Accounting for the Disposal of Long-Lived  Assets" which requires us to report  our  results  of  operations  of  our  women's  apparel  business  as  a discontinued component for all current and prior periods presented.

THREE MONTHS ENDED JUNE 30, 2005

     Net revenues increased to $12.5 million for the three months ended June 30,
2005 from $9.2 million for the three months ended June 30, 2004,  an increase of
$3.3  million,  or 36%.  This  increase  was a result of  increases  in sales of apparel and  sporting  goods  equipment  of $2.8  million  (41%  increase),  and licensing  revenues of $.5 million  (22%  increase)  compared to the same period last year. The increase in licensing revenues was a result of the aforementioned
Jacques  Moret,  Inc.  license.  The average  revenue for license  agreements in existence for the past two fiscal  periods is  approximately  $120,000 per year.
There were 85 existing licensing arrangements as of June 30, 2005 compared to 73 at June 30, 2004.

     Gross profit  decreased to $4.2 million for the three months ended June 30,
2005 from $4.8 million for the three  months  ended June 30, 2004.  Gross profit decreased as a percentage of net revenues to 34% from 52%. The decrease in gross profit  dollars  and gross  profit  percentage  was due to:  $100,000  of higher freight costs associated with the United States imposing tariff and import quota restrictions on products manufactured in China causing us to ship the product by air before quota restrictions went into affect; $230,000 in higher promotion and marketing  development  funds to our  customers  for products sold in connection with "The Contender"  reality television show, which funds were used to markdown out of season  apparel due to  programming  delays the show  experienced;  and a result of an unfavorable change in sales mix.

     Selling and shipping expenses  decreased to approximately $2 million (16.4%
of net  revenues)  for the three months  ended June 30, 2005 from  approximately
$2.5 million  (26.8% of net  revenues) for the three months ended June 30, 2004.
The  decrease in dollars and as a percentage  of net  revenues  was  primarily a result of decreased  marketing and selling  programs,  reduced  freight-out  and logistics costs and other fixed selling costs.

     General and  administrative  expenses and amortization  expense remained at
$1.7  million and $0.2  million,  respectively,  for both the three months ended
June 30, 2005 and 2004  periods.  During the  quarter  ended June 30,  2005,  we incurred a  restructuring  charge of $273,000 for a minimum  withdrawal  pension liability settlement with the former union representing  employees of the Bronx,
New York facility which was closed in December 2003.

     Operating  income  decreased to $23,000 for the three months ended June 30,
2005 from  $448,000  for the June 30, 2004  comparable  period.  The decrease in operating  income for the 2005  period  was  primarily  a result of lower  gross margins and a restructuring  charge taken in the quarter offset by lower selling and shipping costs explained above.

     Interest expense and finance costs,  net of interest  income,  increased to
$0.5 million in the three month period  ending June 30, 2005 from  approximately
$0.4 million  during the June 30, 2004  period.  $.2 million of the increase was due to higher  borrowing costs  associated with our average  outstanding  factor balance as compared to the prior  period,  and  borrowings  associated  with our outstanding $4 million notes payable and  amortization of deferred finance costs associated with our preferred stock refinance  completed in January 2004. During the three  months ended June 30,  2005,  we did not incur any  interest  expense associated with our redeemable participating preferred stock due to our net loss for the quarter.  In the June 2004 period,  our after tax profits required us to incur a recorded interest charge of $63,000,  pursuant to our agreement with the holders of our preferred stock.

     Loss before income taxes from  continuing  operations  for the three months ended June 30, 2005 was  $495,000  compared  to  approximately  $80,000  pre-tax profit for the three month period ended June 30, 2004. The decrease was a result of higher interest costs and lower operating profits, as explained above.

     We recognized a tax benefit of $144,000 for the three months ended June 30,
2005 as compared to a tax  provision  of  approximately  $111,000  for the three months ended June 30, 2004.

     Net loss from  continuing  operations was $351,000 in 2005 as compared to a net  income  of  $31,000  in 2004.  Income,  net of tax,  from the  discontinued
component was approximately $100,000 during the three months ended June 30, 2004 as compared to a loss from our discontinued component, net of tax of $245,000 in
2005.  Accordingly,  our net loss for the three  months ended June 30, 2005 from continuing and discontinued operations was $596,000 as compared to net income in the three months ended June 30, 2004 of $79,000.

SIX MONTHS ENDED JUNE 30, 2005

     Net revenues  increased to $24.7  million for the six months ended June 30,
2005 from $19.1  million for the six months ended June 30, 2004,  an increase of
$5.6  million,  or 29%.  This  increase  was a result of  increases  in sales of apparel and sporting goods equipment of $4 million (28% increase), and licensing revenues of $1.5 million (35%  increase)  compared to the same period last year.
The  increase in  licensing  revenues  was a result the  aforementioned  Jacques
Moret, Inc. license,  and increased revenues on existing  licenses.  The average revenue for license  agreements in existence for the past two fiscal  periods is approximately  $120,000. The average revenue per license agreements in existence for the past two fiscal periods is  approximately  $120,000 per year. There were
85 existing  licensing  arrangements  as of June 30, 2005 compared to 73 at June
30, 2004.

     Gross profit was $8.9 million for both the six month periods ended June 30,
2005 and 2004.  Gross profit  decreased as a percentage of net revenues to 36.1%
from 46.6%.  The decrease in gross  profit  percentage  was due to:  $100,000 of higher  freight  costs  associated  with the United States  imposing  tariff and import quota  restrictions on products  manufactured in China causing us to ship the  product by air before  quota  restrictions  went into  affect;  $230,000 in higher promotion and marketing  development  funds to our customers for products sold in connection with "The Contender"  reality  television  show,  which funds were used to markdown out of season apparel due to  programming  delays the show experienced; and a result of an unfavorable change in sales mix.

     Selling and shipping expenses was approximately  $4.2 million (17.1% of net revenues)  for the six months  ended June 30, 2005  compared  with $4.1  million
(21.6% of net revenues) for the six months ended June 30, 2004.  The decrease as a percentage of net revenues was  primarily a result of decreased  marketing and selling  programs,  reduced  freight-out  and  logistics  costs and other  fixed selling costs. In addition, during the quarter, we incurred a non-cash charge in connection  with the  issuance of warrants  to  purchase  149,000  shares of our common  stock,  $0.02 par value (the  "Warrants")  to  Contender  Partners  LLC, aggregating  $182,000.  The issuance of the warrants were valued using the Black
Scholes  option  pricing  model,  and were in exchange for product  placement of men's apparel and sporting goods appearing on The Contender.

     General and  administrative  expenses and amortization  expense remained at
$3.3  million and $0.5  million,  respectively,  for both the six month  periods ended  June 30,  2005 and 2004.  During the  quarter  ended  June 30,  2005,  we incurred a  restructuring  charge of $273,000 for a minimum  withdrawal  pension liability settlement with the former union representing  employees of the Bronx,
New York facility which was closed in December 2003.

     Operating  income  decreased  to $527,000 for the six months ended June 30,
2005 from $1 million for the June 30, 2004  comparable  period.  The decrease in operating  income for the 2005  period  was  primarily  a result of lower  gross margins and a restructuring charge taken in the quarter explained above.

     Interest expense and finance costs,  net of interest  income,  increased to
$1.1  million in the six month  period  ending June 30, 2005 from  approximately
$0.8 million  during the June 30, 2004 period.  $150,000 of the increase was due to higher borrowing costs associated with our average outstanding factor balance as compared to the prior period, and borrowings  associated with our outstanding
$4 million notes payable and  amortization of deferred  finance costs associated with our preferred  stock  refinance  completed in January 2004.  During the six months ended June 30, 2005,  we did not incur any  interest  expense  associated with our redeemable  participating  preferred  stock due to our net loss for the six month period. In the June 2004 period,  our after tax profits required us to incur a recorded  interest  charge of  approximately  $214,000,  pursuant to our agreement with the holders of our preferred stock.

     Loss before  income  taxes from  continuing  operations  for the six months ended June 30, 2005 was $539,000 compared to $193,000 pre-tax profit for the six month period ended June 30, 2004.  The decrease was a result of higher  interest costs and lower operating profits, as explained above.

     We  recognized  a tax benefit of $167,000 for the six months ended June 30,
2005 as compared to a tax  provision  of $238,000  for the six months ended June
30, 2004.

     Net loss from  continuing  operations was $372,000 in 2005 as compared to a net loss of $45,000 in 2004. Income, net of tax, from the discontinued component was  $312,000  during the six months  ended June 30,  2004 as compared to a loss from our discontinued  component,  net of tax of $317,000 in 2005.  Accordingly, our net  loss for the six  months  ended  June  30,  2005  from  continuing  and discontinued operations was $689,000 as compared to net income in the six months ended June 30, 2004 of $267,000.

     We are  required to pay a dividend  (presented  as interest  expense on our statement of operations  in accordance  with SFAS No. 150,) equal to the product of 2/3 of the sum of the net after tax  profits  reduced  in  proportion  to the redeemed  preferred  stock and are payable on March of the following  year.  The accrued  dividend  payable for the six months ended June 30, 2004 is $213,000 as compared to $ nil for the six months ended June 30, 2005.  The 2004 dividend was equal to 44.4% of net after tax profits.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our  operations and growth  primarily with cash flows  generated from  operations  and  from  borrowings  with  our  Factor  from  a $20  million discretionary demand line of credit.

     Net cash provided by operating activities for the six months ended June 30,
2005 was $6.7  million as compared to $2.4 million for the six months ended June
30, 2004.  Net cash used for investing  activities for the six months ended June
30, 2005 was  $153,000 as compared to $341,000 for the six months ended June 30,
2004.

     During the six months ended June 30,  2005,  our primary need for funds was to finance  working  capital and for the  repayment of the  borrowings  from its
Factor.  Borrowings from our Factor during the year ended December 31, 2004 were used to pay the $3 million  preferred stock  redemption  along with interest and finance  costs of $.8 million.  During the six months  ended June 30,  2005,  we repaid  our  Factor  $7.1  million,  primarily  from  cash  generated  from  our operations,  reducing our outstanding obligation, net of factored receivables to
$9.2 million at June 30, 2005.

     Net cash used in  financing  activities  was $7  million  for the six month period  ended June 30, 2005 as compared to $3.2 million for the six month period ended June 30,  2004.  This  increase in financing  sources is primarily  due to aforementioned  repayment of borrowings from our Factor, offset by proceeds from exercises of stock options of $.2 million during the period June 30, 2005.

     At June 30, 2005, cash and cash  equivalents  was $0.2 million  compared to
$.6 million at December 31, 2004.  Working  capital was $2.1 million at June 30,
2005 compared to $2.0 million at December 31, 2004.

     Management  anticipates it will generate and maintain  sufficient  cash and cash  equivalent  balances,  along  with  availability  under  our  $20  million discretionary  demand line of credit from our Factor,  although no  assurance to that  effect  can be given,  to fund our  contractual  obligations  and  working capital needs.  Positive cash flow, if it occurs, will create working capital to fund our anticipated  growth over the next 12 months,  the mandatory  redemption requirements  of our  preferred  stock and interest on the notes  payable due in
December 2005. If a positive cash flow does not occur,  there will be a decrease in cash, and/or borrowings with the factor and/or other lenders will increase.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no changes in financial market risk as originally discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II.       OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Contenders  Partners LLC exercised the Warrants as of March 8, 2005 using a
"cashless  exercise." We issued  115,977  shares of our common stock,  $.002 par value per share, as of March 8, 2005 based on a fair market value of $12.13 (the average  closing price for the five trading days  immediately  prior to March 8,
2005) and an exercise price of $2.75 per share.  No underwriters or brokers were used in the  transaction.  Since it was a  cashless  exercise  there was no cash proceeds  to us. The  shares of our  common  stock we issued  were  exempt  from registration  under the Securities  Act of 1933, as amended  pursuant to Section
4(2) of the  Securities  Act.  We did not  receive  any cash  proceeds  from the issuance of these shares of Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 3, 2005, we held our annual  meeting of  stockholders,  whereby the stockholders: elected directors; approved an amendment to increase the number of shares  issuable  under our 2000 Stock  Option Plan from  1,000,000 to 2,000,000 shares;  approved the adoption of our 2005  Non-Employee  Directors Stock Option
Plan and; approved a proposal to ratify the appointment of Berenson,  LLP as our independent  auditors for the fiscal year ending December 31, 2005. The votes on such matters were as follows:

     1.   Election of directors - The  following  nine  nominees were elected as our directors:

                                  FOR        WITHHELD   AGAINST
                                  ---        --------   -------
     George Horowitz            3,004,425    12,565
     Rita Cinque Kriss          2,999,261    17,729
     James Anderson             3,008,725     8,265
     Edward Epstein             2,987,578    29,452
     Larry Kring                3,005,225    11,765
     Teddy Atlas                3,005,535    11,455
     James J. McGuire Jr.       3,009,135     7,855
     Jeffrey M. Schwartz        3,008,835     8,155
     Mark Ackereizen            3,005,535    11,455

        Messrs. Ben Nadorf and Wayne Nadorf are continuing directors and who were separately elected by the holders of the Preferred Stock. Their terms as directors expire concurrent with the terms of other directors elected at this annual meeting.

2.   Ratification  of appointment to: amend and to increase the number of shares issuable under our 2000 Stock Option Plan from 1,000,000 to 2,000,000 shares:

              FOR              AGAINST         ABSTAIN
          ------------         -------         --------
            2,930,009           79,966          7,015

3.   Ratification   of  appointment   to:  approve  the  adoption  of  our  2005
Non-Employee Directors Stock Option Plan

             FOR               AGAINST         ABSTAIN
          ------------         -------         --------
            2,929,543           78,142          9,305

4.   Ratification  of  appointment  of auditors:  To ratify the  appointment  of
Berenson, LLP as our auditors for the fiscal year ending December 31, 2005.

             FOR               AGAINST         ABSTAIN
         ------------          -------         --------
           3,007,815             7,215          1,960

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

     (b) Current Reports on Form 8-K

     On May 5, 2005, we filed a current  report on Form 8-K related to our press release  dated  May 5,  2005  announcing  our  results  of  operations  and financial condition for its fiscal 2005 first quarter ended March 31, 2005.

     On May 11,  2005,  we  filed a  current  report  on Form 8-K  related  to a
     Material Definitive  Agreement entered into whereby we granted a warrant to purchase 149,980 shares of our common stock,  $.002 par value, to Contender
     Partners LLC.

     On June 6,  2005,  we  filed a  current  report  on Form 8-K  related  to a collective  bargaining agreement entered into between Everlast Fitness Mfg.
     Corp, our wholly owned subsidiary,  and International  Union of Electronic,
     Electrical,  Salaried,  machine and  Furniture  Workers,  Local  86820,  as representatives of our production and maintenance employees.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          EVERLAST WORLDWIDE INC.

Date: August 10, 2005                     By:  /s/ George Q Horowitz
                                               ---------------------
                                          Name:  George Q Horowitz
                                          Title: Chief Executive Officer

                                          By:  /s/ Gary J. Dailey
                                               ----------------------------------
                                          Name:  Gary J. Dailey
                                          Title: Chief Financial Officer,
                                          Chief  Accounting Officer

