Form 10-Q
period 2005-09-30
EVERLAST WORLDWIDE INC
filed 2005-11-10
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2005

/ /    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to _________

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

                 Yes  / /                No /X/

            Indicate by check  whether  the  Registrant  is a shell  company (as defined in Rule 12b-2 of the Exchange act)

                 Yes  / /                No /X/

            The number of common  equity  shares  outstanding  as of November 7,
2005 was 3,303,869  shares of Common Stock,  $.002 par value, and 100,000 shares of Class A Common Stock, $.01 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 2005 (Unaudited) and December 31, 2004          3

           Consolidated Statements of Operations -
             Three and Nine Months ended September 30, 2005 and 2004
             (Unaudited)                                                   4

           Consolidated Statements of Cash Flows -
             Nine Months ended September 30, 2005 and 2004 (Unaudited)     5

           Notes to Consolidated Financial Statements -
             Nine Months ended September 30, 2005 - (Unaudited)            6-11

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12-17

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk       17

  Item 4.  Controls and Procedures                                         17

PART II.   OTHER INFORMATION

   Items 1 through 5 not applicable

   Item 6. Exhibits                                                        17

SIGNATURES                                                                 18

                                              EVERLAST WORLDWIDE INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2005            2004
                                                                                    -------------    ------------
                                                                                    (Unaudited)       (Note)
     ASSETS
     Current assets:
     Cash and cash equivalents                                                      $    111,000    $    649,000
     Accounts receivable - net                                                         8,748,000       9,781,000
     Inventories                                                                      13,143,000      11,762,000
     Inventories of discontinued component                                                  --         1,020,000
     Prepaid expenses and other current assets                                         2,508,000         921,000
                                                                                    ------------    ------------
                   Total current assets                                               24,510,000      24,133,000

     Restricted cash                                                                   1,050,000       1,028,000
     Property and equipment, net                                                       6,107,000       6,182,000
     Goodwill                                                                          6,718,000       6,718,000
     Trademarks, net                                                                  22,892,000      23,576,000
     Other assets                                                                      2,972,000       3,119,000
                                                                                    ------------    ------------
                                                                                    $ 64,249,000    $ 64,756,000
                                                                                    ============    ============

   LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Current maturities of Series A redeemable participating preferred stock        $  3,000,000    $  3,000,000
     Due to factor                                                                    11,452,000      11,316,000
     Current maturities of long term debt                                                235,000         249,000
     Accounts payable                                                                  4,109,000       6,530,000
     Accrued expenses and other current liabilities                                    2,490,000       1,062,000
     Deferred licensing revenues                                                         756,000            --
                                                                                    ------------    ------------
                   Total current liabilities                                          22,042,000      22,157,000

   License deposits payable                                                              453,000         440,000
   Series A Redeemable participating preferred stock                                  22,000,000      22,000,000
   Notes payable                                                                       4,000,000       4,000,000
   Other liabilities                                                                        --           190,000
   Long term debt, net of current maturities                                           2,509,000       2,643,000
                                                                                    ------------    ------------
                   Total liabilities                                                  51,004,000      51,430,000
                                                                                    ------------    ------------

   Stockholders' equity:
     Common stock,  par value $.002;  19,000,000 shares
        authorized;  3,468,236 issued (3,244,359 in 2004), 3,294,236
        outstanding, (3,070,359 in 2004)                                                   8,000           7,000
     Class A common stock, par value $.01; 100,000 shares
        authorized; 100,000 shares issued and outstanding                                  1,000           1,000
     Paid-in capital                                                                  12,254,000      11,821,000
     Retained earnings                                                                 1,709,000       2,224,000
                                                                                    ------------    ------------
                                                                                      13,972,000      14,053,000
     Less treasury stock, at cost (174,000 common shares)                               (727,000)       (727,000)
                                                                                    ------------    ------------
                                                                                      13,245,000      13,326,000
                                                                                    ------------    ------------
                                                                                    $ 64,249,000    $ 64,756,000
                                                                                    ============    ============

See accompanying notes to the financial statements

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

                                              EVERLAST WORLDWIDE INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three months ended                Nine months ended
                                                                          September 30,                   September 30,
                                                                -------------------------------------------------------------
                                                                    2005              2004          2005            2004
                                                                -------------------------------------------------------------
                                                                           (Unaudited)                  (Unaudited)

Net sales                                                       $  9,780,000    $  8,627,000    $ 28,440,000    $ 23,256,000
Net license revenues                                               2,807,000       2,475,000       8,845,000       6,952,000
                                                                ------------    ------------    ------------    ------------
Net revenues                                                      12,587,000      11,102,000      37,285,000      30,208,000
                                                                ------------    ------------    ------------    ------------

Cost of goods sold                                                 7,841,000       6,958,000      23,616,000      17,155,000
                                                                ------------    ------------    ------------    ------------
Gross profit                                                       4,746,000       4,144,000      13,669,000      13,053,000

Operating expenses:
  Selling and shipping                                             1,877,000       2,528,000       6,095,000       6,664,000
  General and administrative                                       1,444,000       1,737,000       4,711,000       5,031,000
  Restructuring and non-recurring charges                               --              --           273,000            --
  Costs in connection with warrant issuance                             --              --           182,000            --
  Amortization                                                       228,000         228,000         684,000         684,000
                                                                ------------    ------------    ------------    ------------
                                                                   3,549,000       4,493,000      11,945,000      12,379,000
                                                                ------------    ------------    ------------    ------------

Income (loss) from continuing operations                           1,197,000        (349,000)      1,724,000         674,000
                                                                ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense and financing costs                              (555,000)       (336,000)     (1,632,000)       (960,000)
  Interest (income) expense on redeemable participating
    preferred stock                                                     --           200,000            --           (14,000)
  Investment income                                                    6,000           4,000          17,000          13,000
                                                                ------------    ------------    ------------    ------------
                                                                    (549,000)       (132,000)     (1,615,000)       (961,000)
                                                                ------------    ------------    ------------    ------------

Income (loss) before provision (benefit) for income taxes
  from continuing operations                                         648,000        (481,000)        109,000        (287,000)

Provision (benefit) for income taxes                                 257,000        (347,000)         90,000        (110,000)
                                                                ------------    ------------    ------------    ------------

Net income (loss) from continuing operations                         391,000        (134,000)         19,000        (177,000)
                                                                ============    ============    ============    ============

Income (loss) from discontinued component, net of tax               (216,000)       (115,000)       (534,000)        195,000
                                                                ------------    ------------    ------------    ------------
Net income (loss) available to common shareholders              $    175,000    ($   249,000)   ($   515,000)   $     18,000
                                                                ============    ============    ============    ============

Basic earnings (loss) per share from continuing operations      $       0.12    ($      0.04)   $       0.01    ($      0.06)
                                                                ============    ============    ============    ============

Diluted earnings (loss) per share from continuing operations    $       0.09    ($      0.04)   $       0.00    ($      0.06)
                                                                ============    ============    ============    ============

Basic (loss) earnings per share from discontinued component     ($      0.06)   ($      0.04)   ($      0.16)   $       0.06
                                                                ============    ============    ============    ============
Diluted (loss) earnings per share from discontinued component   ($      0.05)   ($      0.04)   ($      0.14)   $       0.06
                                                                ============    ============    ============    ============
Net basic earnings (loss) per share                             $       0.05    ($      0.08)   ($      0.15)   $       0.01
                                                                ============    ============    ============    ============
Net diluted earnings (loss) per share                           $       0.04    ($      0.08)   ($      0.14)   $       0.01
                                                                ============    ============    ============    ============

See accompanying notes to financial statements.

                                                                            EVERLAST WORLDWIDE INC.
                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             ---------------------------
                                                                                  2005         2004
                                                                             ---------------------------

                                                                                      (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                          ($  515,000)   $    18,000
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                                             378,000        375,000
       Amortization                                                            1,101,000      1,042,000
       Non-cash cost in connection with warrant issuance                         182,000           --
       Interest income on restricted cash                                        (22,000)        (8,000)
Changes in assets (increase) decrease:
       Accounts receivable                                                     6,575,000      2,285,000
       Inventories                                                              (361,000)    (4,235,000)
       Prepaid expenses and other current assets                              (1,586,000)      (634,000)
       Other assets                                                             (270,000)       110,000
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                        (1,183,000)     2,051,000
       Deferred licensing revenues                                               756,000           --
       License deposits payable                                                   13,000        (36,000)
                                                                             -----------    -----------
             Net cash provided by operating activities                         5,068,000        968,000
                                                                             -----------    -----------

Cash flows used by investing activities:
       Purchases of property and equipment                                      (303,000)      (483,000)
                                                                             -----------    -----------

Cash flows from financing activities:
       Repayments to factor                                                   (5,407,000)    (1,552,000)
       Proceeds from exercises of stock options                                  252,000          2,000
       Payment of financing costs                                                   --         (100,000)
       Repayments of debt instruments                                           (148,000)      (239,000)
                                                                             -----------    -----------
             Net cash used by financing activities:                           (5,303,000)    (1,889,000)
                                                                             -----------    -----------

Net decrease in cash and cash equivalents                                       (538,000)    (1,404,000)
Cash and cash equivalents, beginning of period                                   649,000      1,937,000
                                                                             -----------    -----------

Cash and cash equivalents, end of period                                     $   111,000    $   533,000
                                                                             ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                 $   899,000    $   699,000
    Income taxes                                                                  10,000          4,000

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    THE COMPANY AND BASIS OF PRESENTATION:

      Everlast Worldwide, Inc. (herein referred to as "the Company", "we", "us", and "our") is a manufacturer,  marketer and licensor of sporting goods and
      apparel  under  the  Everlast  brand  name.  The  consolidated   financial
      statements  of the Company are  presented  herein as of September 30, 2005 and for the three and nine months  ended  September  30, 2005 and 2004 are unaudited  and, in the  opinion of  management,  include  all  adjustments
      (consisting only of normal and recurring adjustments) necessary for a fair presentation  of  financial  position  and  results  of  operations.  Such financial  statements do not include all of the  information  and footnote disclosures  normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying
      unaudited   consolidated   financial  statements  have  been  prepared  in
      accordance  with the  instructions to Form 10-Q. The results of operations for the three and nine month  periods  ended  September  30,  2005 are not necessarily  indicative  of the results that may be expected for any other interim periods or the full year ending December 31, 2005. The Company has reviewed the status of its legal contingencies and has disclosed an update below from that  disclosed  on Form 10-K for the year ended  December  31,
      2004.

2.    EARNINGS PER SHARE:

      We report  basic and diluted  earnings per share in  accordance  with SFAS
      Statement No. 128 "Earnings  Per Share" ("SFAS No. 128").  Basic  earnings per share  amounts are computed  based on the weighted  average  number of shares actually outstanding during the period.  Diluted earnings per share amounts  are  based  on an  increased  number  of  shares  that  would  be outstanding assuming the exercise of dilutive stock options,  warrants and contingent  consideration  pursuant to the Merger  Agreement dated October
      24, 2000. On October 24, 2005,  the Company  issued  approximately  70,000 common shares to certain preferred  stockholders as part of the make-whole contingent  consideration  as  stipulated  in the Merger  Agreement  dated
      October 24, 2000.

      The  following  table  sets  forth the  computation  of basic and  diluted earnings per share pursuant to SFAS No. 128:

                                                                        Three Months Ended          Nine Months Ended
                                                                            September 30,             September 30,
                                                                ----------------------------------------------------------
                                                                       2005          2004          2005             2004
                                                                ----------------------------------------------------------
Numerator:
Numerator for basic and diluted
            earnings per common share --

    Net income (loss)  available to common
     stockholders                                               $   175,000    ($  249,000)   ($  515,000)      $   18,000
                                                                -----------    -----------    -----------    -------------

Denominator:
Denominator for basic earnings per
   common share --
     Weighted average shares
     outstanding during the period                                3,385,858      3,129,904      3,282,294        3,129,322
                                                                -----------    -----------    -----------    -------------
Effect of diluted securities:
Stock options and warrants                                          147,167           --          228,440             --

Contingent stock consideration related to the
 Merger                                                             581,538           --          337,548             --
                                                                -----------    -----------    -----------    -------------
                                                                    728,705           --          565,988             --

Denominator for diluted earnings per
   common share --
     adjusted weighted average shares and assumed
     conversions                                                  4,114,563      3,129,322      3,848,282        3,129,904
                                                                -----------    -----------    -----------    -------------

     Basic net income (loss) per common share                   $      0.05    ($     0.08)   ($     0.15)   $        0.01
                                                                ===========    ===========    ===========    =============
     Diluted net income (loss) per common share                 $      0.04    ($     0.08)   ($     0.14)   $        0.01
                                                                ===========    ===========    ===========    =============

         As a result of the loss from continuing  operations in the three months ended and year to date results of fiscal 2004,  the dilutive  effect of options, warrants and contingent consideration (aggregating 566,000 and
         1,321,000 equivalent shares, respectively) are not shown as the results would be anti-dilutive.

         Due to the  discontinued  component  requirements  of SFAS No. 128, the diluted loss per share for the three and nine months ended September 30
         2005, does not have an anti-dilutive impact on the computation.

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

         The  following  results  of our  women's  apparel  component  have been presented as income from a discontinued  component in the  accompanying consolidated  statements  of  operations  for the three and nine months ended September 30, 2004:

                                           Three Months     Nine Months
                                                Ended          Ended
                                            September 30,   September 30,
                                                 2004           2004
                                           --------------  --------------
Net sales                                    $ 4,703,000    $16,264,000
Costs and expenses                             4,901,000     15,926,000
                                           -------------    -----------

Income (loss) before income taxes               (198,000)       338,000
Provision (benefit) for income taxes             (83,000)       143,000
                                           -------------    -----------

Income(loss)from discontinued component     ($  115,000)   $   195,000
                                           =============    ===========

         During the three and nine months ended  September 30, 2005, the Company incurred inventory write-downs,  duplicative  warehousing and logistics costs and other costs aggregating $216,000 and $534,000,  respectively, net of tax, associated with this discontinued component.

4.       RESTRUCTURING AND NON-RECURRING CHARGES:

         Commencing  July 2003, we decided to pursue and execute a plan to close the Bronx,  New York facility.  Our decision to close this facility was largely the result of significant  lease  escalation  costs expected at the end of the term of the then  existing  lease in April  2004 and our inability to reach practical  capacity at both the Bronx,  New York and
         Moberly, Missouri facilities. Accordingly, during the fourth quarter of fiscal 2003,  we completed  the  relocation  and  consolidation  of the facilities.  In the fourth  quarter of fiscal 2004, we were notified by the former union representing employees of the Bronx, New York facility that a potential minimum  withdrawal pension liability existed on these
         former   employees   that  were   covered   under  a  defined   benefit
         multi-employer  pension plan. In the second  quarter of fiscal 2005 the
         Company and the union  agreed on a  settlement  for  $273,000  for this minimum withdrawal  liability resulting in a charge for the nine months ended September 30, 2005.  Through  September 30, 2005, the Company has
         paid $69,000  towards this  settlement and is required to pay quarterly installments of $12,000 commencing July 1, 2005 through July 2009.

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

         On November 30, 2001, the claims against the officers were dismissed by the Supreme  Court.  On September  27, 2002,  the  Appellate  Divisions
         unanimously affirmed the order dismissing those claims.

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
         Hearings in the arbitration commenced November 2004. In April 2005, the
         Company was notified that the  arbitrator's  award held that Everlast's
         termination  of  Plantiff's   representation  agreement  was  void  and
         declared  not to be  terminated.  The  arbitrator's  award  may  not be enforced  until it is confirmed by the Supreme  Court upon  application made within one year. As of November 3, 2005, the Supreme Court had not confirmed  the award.  The  Company  has filed a motion in the  Supreme
         Court, New York County seeking an order to vacate the award. Management and corporate  counsel  believe that the award should be vacated on the grounds of  arbitrator  misconduct  and that the  arbitrators  exceeded their  authority in rendering their award. A hearing on that motion was held on September 15, 2005. If the Company's motion to vacate the award is not  granted,  it  would be  required  to pay  Hansen  approximately
         $575,000 in back commissions. The Company believes it has a good chance in  prevailing  on its motion and thus has not recorded a liability for this possible contingency.

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

        On January 13, 2004 we  announced  that we had entered into an Agreement on December 14, 2003 with the Principal Preferred Stockholder, modifying its annual minimum  redemptions.  Under the terms of the  Agreement,  in lieu of a cash payment for the redemption of a portion of their Series A
        Preferred  Stock,  $2,000,000  for  each of the  four  years  commencing
        December 14, 2003,  through  December 14, 2006,  will be converted  into four term loans ("Notes"), which $4,000,000 have been so-converted as of
        September  30, 2005.  The Notes are evidenced by four  promissory  notes from the  Company  which shall  provide for the payment of interest  and deferred  finance costs.  Interest and deferred  finance costs are to be paid at the combined  annual rate of 9.5% per annum on the  aggregate $8 million of notes  during each of the years 2004  through  2007,  and 10%
        during 2008 payable each  December  14th until  maturity on December 14,
        2008. The Company shall have the right to pre-pay the  promissory  notes in full,  with no prepayment  fees,  prior to December 14, 2008 together with all unpaid interest and deferred financing costs due at the time of pre-payment.  There are no changes to the  existing  preferred  dividend formula currently being used on the outstanding redeemable percentage of the Series A Preferred Stock, mentioned above.

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

                                      SEPTEMBER 30, 2005       DECEMBER 31, 2004
                                      ------------------       -----------------

               Raw materials             $ 1,659,000            $  2,657,000
               Work-in-process               788,000                 688,000
               Finished goods             10,696,000               8,417,000
                                         -----------            ------------
                                         $13,143,000            $ 11,762,000
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
         123  of  measuring   compensation   expense  for  stock-based  employee
         compensation  plans.  The  Company  uses  the  intrinsic  value  method prescribed in Accounting  Principles Board Opinion No. 25, as permitted under  SFAS No.  123.  Therefore,  this  change did not have a material effect on the financial  statements.  SFAS No. 148 requires the Company to disclose pro forma information related to stock-based  compensation, in  accordance  with SFAS No. 123, on a quarterly  basis in addition to the annual disclosure.

         If compensation cost for the Company's  stock-based  compensation plans had  been  determined  based  on the  fair  value  at the date of grant consistent  with  the  method  prescribed  by  Statement  of  Financial
         Accounting Standard No. 123, "Accounting For Stock-Based Compensation",
         net  earnings  and  earnings  per share  for the  three and nine  month periods ended September 30, 2005 and 2004 would have been the pro forma amounts that follow:

                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30
                                       --------------------------------------------------------
                                            2005         2004          2005           2004
                                       --------------------------------------------------------

Net income (loss), as reported         $   175,000    ($  249,000)   ($515,000)      $  18,000

Stock-based employee compensation
expense determined under fair value
method, net of related tax effects         (28,000)       (19,000)     (83,000)        (36,000)
                                       -----------     ----------    ---------      -----------

Pro-forma net income (loss)            $   147,000    ($  268,000)   ($598,000)     ($  18,000)
                                       ===========     ==========    =========      ===========

Basic net income per common share:
     As reported                       $      0.05    ($     0.08)   ($    .15)      $    0.01
                                       ===========     ==========    =========      ===========
     Pro-forma                         $      0.04    ($     0.09)   ($   0.18)     ($    0.01)
                                       ===========     ==========    =========      ===========

Diluted net income per common share:
     As reported                       $      0.04    ($     0.08)   ($   0.14)      $    0.01
                                       ===========     ==========    =========      ===========
     Pro-forma                         $      0.04    ($     0.08)   ($   0.16)     ($    0.01)
                                       ===========     ==========    =========      ===========

            On  December  16,  2004,  the FASB  issued  FASB  Statement  No. 123
            (revised  2004),  Share-Based  Payment,  which is a revision of FASB
            Statement  No.  123,   Accounting  for   Stock-Based   Compensation.
            Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock
            Issued to Employees,  and amends FASB Statement No. 95, Statement of
            Cash Flows.  Generally,  the approach in Statement 123(R) is similar to the  approach  described  in Statement  123.  However,  Statement
            123(R)  requires all  share-based  payments to employees,  including grants of employee  stock  options,  to be  recognized in the income statement  based on their fair values.  Pro forma  disclosure  is no longer an alternative. In April 2005, the SEC amended the compliance dates for Statement 123(R) from fiscal periods  beginning after June
            15, 2005 to fiscal years beginning after June 15, 2005. We expect to adopt  Statement  123 (R) in our fiscal year  commencing  January 1,
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
         SFAS No.151 is effective for inventory costs incurred during the fiscal years  beginning  after  September  15, 2005.  The Company is currently
         assessing   the  impact  SFAS  No.151  will  have  on  the  results  of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

        Certain  statements   contained  in  this  quarterly  report  constitute
"forward-looking statements" within the meaning of Section 27A of the Securities
Act and  Sections  21E of the  Exchange  Act.  Such  forward-looking  statements involve known and unknown risks,  uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance  or  achievements  expressed  or  implied  by  such  forward-looking statements. Such factors include, among others, the following:  general economic and business  conditions,  our ability to implement our business  strategy;  our ability  to  obtain  financing  for  general  corporate  purposes;  competition;
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

RESULTS OF OPERATIONS

2004 DISPOSAL OF BUSINESS COMPONENT

            On  December  17,  2004,  we  entered  into  our  largest  licensing agreement in our history,  whereby we licensed our United States women's apparel business to Jacques Moret,  Inc.  effective January 1, 2005. We believe that our decision to license our women's apparel  business was in our best interests as a result  of  the  licensee's  ability  to  source  product  cheaper,  due  to the licensee's  buying  power,  along  with  the  licensee's  expanded  distribution available from its presence in certain channels of distribution. Accordingly, we have  reported our results of  operations  on a GAAP basis,  which  includes the application of SFAS No. 144 "Accounting  for the Disposal of Long-Lived  Assets"
which  requires us to report our results of  operations  of our women's  apparel business  as  a  discontinued  component  for  all  current  and  prior  periods presented.

THREE MONTHS ENDED SEPTEMBER 30, 2005

            Net revenues  increased to $12.6  million for the three months ended
September 30, 2005 from $11.1  million for the three months ended  September 30,
2004,  an  increase  of $1.5  million,  or 13%.  This  increase  was a result of increases in sales of apparel and sporting goods  equipment of $1.2 million (13%
increase), and licensing revenues of $0.3 million (13% increase) compared to the same period last year.  The increase in  licensing  revenues was a result of the aforementioned  Jacques Moret, Inc. license, which accounted for $0.6 million of the increase offset by terminated licenses within the third quarter of 2004 that accounted  for $0.3  million.  The average  revenue for  license  agreements  in existence for the past two fiscal  periods is  approximately  $120,000 per year.
There were 85 existing licensing  arrangements as of September 30, 2005 compared to 73 at September 30, 2004.

        Gross  profit  increased  to $4.7  million  for the three  months  ended
September  30, 2005 from $4.1 million for the three months ended  September  30,
2004.  Gross profit slightly  increased as a percentage of net revenues to 37.7%
from 37.3%.  The increase in gross profit dollars was due to the  aforementioned increase in net revenues.

        Selling and shipping  expenses  decreased to $1.9 million  (14.9% of net revenues) for the three months ended September 30, 2005 from  approximately $2.5 million  (22.8% of net revenues) for the three months ended  September 30, 2004.
The  decrease in dollars and as a percentage  of net  revenues  was  primarily a result of decreased  personnel costs,  marketing and selling  programs,  reduced freight-out and logistics costs and other fixed selling costs.

        General and  administrative  expenses  decreased to $1.4 million for the three  months  ended  September  30, 2005 from $1.7 million for the three months ended  September  30, 2004.  The $0.3  million  decrease was a result of reduced general operating  expenses,  primarily  personnel and other corporate  overhead costs.

        Amortization expense remained  approximately $0.2 million for both three month periods ended September 30, 2005 and 2004.

         Income from  continuing  operations  increased  to $1.2 million for the three months ended September 30, 2005 from a loss from continuing  operations of
$349,000 for the September 30, 2004 comparable period. The increase in operating income for the 2005 period was primarily a result of an increase in gross margin dollars along with a reduction in selling,  general and administrative  expenses as more fully explained above.

        Interest expense and finance costs, net of interest income, increased to
 $0.5  million  in the  three  month  period  ending  September  30,  2005  from approximately $0.1 million during the September 30, 2004 period. $.2 million of the  increase was due to higher  borrowing  costs  associated  with our average outstanding  factor  balance as compared to the prior  period,  and  borrowings associated  with our  outstanding $4 million notes payable and  amortization of deferred finance costs associated with our preferred stock refinance  completed in January 2004.  During the three months ended  September 30, 2005, we did not incur  any  interest  expense  associated  with  our  redeemable  participating preferred  stock due to our  cumulative net loss for the year. In the September
 2004 period,  our after tax loss  required us to reverse an interest  charge of
 $200,000  recorded  during the six months ended June 30, 2004,  pursuant to our agreement with the holders of our preferred  stock whom we pay a dividend based upon an agreed upon percentage of our after tax profits.

        Income  before  income taxes from  continuing  operations  for the three months ended September 30, 2005 was $648,000  compared to a loss of $481,000 for the three month period ended  September  30, 2004.  The increase was a result of higher operating income offset by higher interest costs, as explained above.

        We  recognized  a tax  provision  of $257,000 for the three months ended
September  30, 2005 as compared to a tax benefit of  approximately  $347,000 for the three months ended September 30, 2004.

         Net income from continuing  operations was $391,000 in 2005 as compared to a net loss of  $134,000  in 2004.  Loss,  net of tax,  from the  discontinued
component was approximately $115,000 during the three months ended September 30,
2004 as  compared  to a loss  from  our  discontinued  component,  net of tax of
$216,000  in 2005.  Accordingly,  our net  income  for the  three  months  ended
September 30, 2005 from continuing and  discontinued  operations was $175,000 as compared to a net loss in the three months ended September 30, 2004 of $249,000.

NINE MONTHS ENDED SEPTEMBER 30, 2005

            Net revenues  increased  to $37.3  million for the nine months ended
September  30, 2005 from $30.2  million for the nine months ended  September 30,
2004,  an  increase  of $7.1  million,  or 23%.  This  increase  was a result of increases in sales of apparel and sporting goods  equipment of $5.2 million (22%
increase), and licensing revenues of $1.9 million (27% increase) compared to the same period last year.  The increase in  licensing  revenues was a result of the aforementioned Jacques Moret, Inc. license, which accounted for $1.87 million of this increase.  The average revenue for license  agreements in existence for the past two  fiscal  periods is  approximately  $120,000.  There  were 85  existing licensing  arrangements as of September 30, 2005 compared to 73 at September 30,
2004.

        Gross profit  increased to $13.7 million for the nine month period ended
September 30, 2005 from $13.1 million for the nine month period ended  September
30, 2004.  Gross profit  decreased as a percentage of net revenues to 36.7% from
43.2%.  The  increase  in gross  profit  dollars  was due to the  aforementioned increase in net revenues.  The decrease in gross profit  percentage  was due to:
higher  commodity costs  primarily due to fuel surcharges  which are expected to continue in the near term; an unfavorable  change in sales mix, which may or may not continue in the foreseeable  future;  and  specifically,  $100,000 of higher freight costs associated with the United States imposing tariff and import quota restrictions on products manufactured in China causing us to ship the product by air before quota restrictions went into affect; $230,000 in higher promotion and marketing  development  funds to our  customers  for products sold in connection with "The Contender"  reality television show, which funds were used to markdown out of season apparel due to programming delays the show experienced.

        Selling and shipping expenses was  approximately  $6.1 million (16.3% of net  revenues)  for the nine months ended  September 30, 2005 compared with $6.7 million  (22.1% of net revenues)  for the nine months ended  September 30, 2004.
The  decrease in dollars and as a percentage  of net  revenues  was  primarily a result of decreased  marketing and selling  programs,  reduced  freight-out  and logistics costs and other fixed selling costs, including personnel. In addition, during the nine month period ended  September  30, 2005,  we incurred a non-cash charge in connection with the issuance of warrants to purchase 149,000 shares of our common stock,  $0.02 par value (the  "Warrants") to Contender  Partners LLC, aggregating  $182,000.  The issuance of the warrants were valued using the Black
Scholes  option  pricing  model,  and were in exchange for product  placement of men's apparel and sporting goods appearing on The Contender.

        General and  administrative  expenses  decreased to $4.7 million for the nine month period ended September 30, 2005 from $5.0 million for the nine months ended  September  30, 2004.  The $0.3  million  decrease was a result of reduced general operating  expenses,  primarily  personnel and other corporate  overhead costs.  During the nine month period  ended  September  30, 2005,  we incurred a restructuring  charge of $273,000  for a minimum  withdrawal  pension  liability settlement with the former union  representing  employees of the Bronx, New York facility which was closed in December 2003.

        Amortization  expense remained  approximately $0.7 million for both nine month periods ended September 30, 2005 and 2004.

        Operating  income  increased  to $1.7  million for the nine months ended
September  30, 2005 from $0.7  million  for the  September  30, 2004  comparable period.  The  increase in operating  income for the 2005 period was  primarily a result of higher gross profit dollars and a decrease in operating  expenses,  as explained above.

        Interest expense and finance costs, net of interest income, increased to
$1.6  million  in  the  nine  month  period  ending   September  30,  2005  from
approximately  $1.0 million  during the September 30, 2004 period.  The increase was due to higher borrowing costs associated with our average outstanding factor balance as compared to the prior  period,  and  borrowings  associated  with our outstanding $4 million notes payable and  amortization of deferred finance costs associated with our preferred stock refinance  completed in January 2004. During the nine months ended September 30, 2005, we did not incur any interest  expense associated with our redeemable participating preferred stock due to our net loss for the nine month period.  In the September 2004 period,  our after tax profits required  us to incur a recorded  interest  charge of  $14,000,  pursuant to our agreement with the holders of our preferred stock.

        Income  before  income  taxes from  continuing  operations  for the nine months ended September 30, 2005 was $109,000  compared to $287,000  pre-tax loss from  continuing  operations for the nine month period ended September 30, 2004.
The  increase in pre-tax  profits  from  continuing  operations  was a result of higher operating profits offset by higher interest costs, as explained above.

        We  recognized  a tax  provision  of $90,000 for the nine  months  ended
September  30, 2005 as compared to a tax benefit of $110,000 for the nine months ended September 30, 2004.

         Net income from  continuing  operations was $19,000 in 2005 as compared to a net loss of $177,000 in 2004.  Income,  net of tax,  from the  discontinued
component  was  $195,000  during the nine  months  ended  September  30, 2004 as compared to a loss from our  discontinued  component,  net of tax of $534,000 in
2005.  Accordingly,  our net loss for the nine months ended  September  30, 2005 from  continuing  and  discontinued  operations  was $515,000 as compared to net income in the nine months ended September 30, 2004 of $18,000.

        We are required to pay a dividend  (presented as interest expense on our statement of operations  in accordance  with SFAS No. 150,) equal to the product of 2/3 of the sum of the net after tax  profits  reduced  in  proportion  to the redeemed  preferred  stock and are payable on March of the following  year.  The accrued  dividend  payable  for the nine  months  ended  September  30, 2004 was
$14,000 as compared to $ nil for the nine months ended  September 30, 2005.  The
2004 dividend was equal to 44.4% of net after tax profits.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our operations and growth primarily with cash flows generated from operations and from  borrowings  with our Factor ( a financing  entity that factors  our  apparel  accounts  receivable  and  provides  us  working  capital financing  (the  "Factor"))  from a $20  million  discretionary  demand  line of credit.

        Net cash  provided by  operating  activities  for the nine months  ended
September  30, 2005 was $5.1 million as compared to  approximately  $1.0 million for the nine months ended  September 30, 2004. The large increase was due to the aforementioned  women's  apparel  component being disposed of resulting in their respective  inventories and  receivables  being converted to cash. Net cash used for  investing  activities  for the nine  months  ended  September  30, 2005 was
$303,000 as compared to $483,000 for the nine months ended September 30, 2004.

            During the nine months ended  September  30, 2005,  our primary need for funds was to finance working capital and for the repayment of the borrowings from our Factor.  Borrowings  from our Factor during the year ended December 31,
2004 were used to pay the $3  million  preferred  stock  redemption  along  with interest  and  finance  costs of $0.8  million.  During  the nine  months  ended
September  30,  2005,  we repaid our Factor $5.4  million,  primarily  from cash generated from our  discontinued  apparel  component,  reducing our  outstanding obligation, net of factored receivables to $11.4 million at September 30, 2005.

        Net cash used in  financing  activities  was $5.3  million  for the nine month period ended  September  30, 2005 as compared to $1.9 million for the nine month period ended September 30, 2004. This increase in financing  activities is primarily due to aforementioned  repayment of borrowings from our Factor, offset by proceeds  from  exercises of stock  options of $0.3  million  during the nine month period September 30, 2005.

        At  September  30,  2005,  cash and cash  equivalents  was $0.1  million compared to $0.6 million at December 31, 2004.  Working capital was $2.5 million at September 30, 2005 compared to $2.0 million at December 31, 2004.

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

                                            EVERLAST WORLDWIDE INC.

Date: November 10, 2005                     By:  /s/ George Q Horowitz
                                                 ---------------------
                                            Name:  George Q Horowitz
                                            Title: Chief Executive Officer,

                                            By:  /s/ Gary J. Dailey
                                                 ------------------------
                                            Name:  Gary J. Dailey
                                            Title: Chief Financial Officer,
                                                   Chief Accounting Officer

