Form 10-K/A
period 2004-12-31
EVERLAST WORLDWIDE INC
filed 2005-11-29
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

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

            YES            NO    X
                ------        ------

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

            YES            NO
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The  information  required by Items 10 through 14 of this Annual  Report on
Form 10-K is  incorporated  by  reference  from the  issuer's  definitive  proxy materials for its 2005 Annual Meeting of Stockholders, which proxy materials were filed with the Securities and Exchange Commission on May 2, 2005

                                EXPLANATORY NOTE

     Everlast Worldwide,  Inc. (the "Company") is filing this Amendment No. 1 on
Form 10-K/A to amend,  in its  entirety,  its Annual Report on Form 10-K for the fiscal year ended  December 31, 2004, as filed with the  Securities and Exchange
Commission  on March 28,  2005 (the  "Original  Filing").  The  purpose  of this
Amendment No. 1 is to amend the Annual Report to reflect and provide agreed upon additional  disclosures about our business and company. The agreement to provide additional  disclosure  information  was made  between the Company and the Staff from the Securities and Exchange  Commission (the "SEC")  regarding the Original
Filing,  in the ordinary course of the SEC's regular review  process.  This Form
10-K/A does not include any  restatement of its originally  filed:  Consolidated
Balance Sheets as of December 31, 2004 and 2003; and Consolidated  Statements of
Operations and Cash Flows for the three years ended December 31, 2004,  2003 and
2002. This Form 10-K/A includes updated Exhibits 31.1(a),  31.2(a),  32.1(a) and
32.2(a),  new  certifications by the Chief Executive Officer and Chief Financial
Officer.

     In order to preserve the nature and character of the  disclosures set forth in such items as  originally  filed,  this Form 10-K/A  does not reflect  events occurring  after  the  filing  of the  original  Form  10-K on March  28,  2005.
Accordingly,  this Form 10-K/A should be read in conjunction  with the Company's filings made  subsequent  to the filing of the Original  Filing,  including  any amendments to those filings.

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

RESULTS OF OPERATIONS

2004 DISPOSAL OF BUSINESS COMPONENT

     On December  17,  2004,  the  Company  entered  into its largest  licensing agreement in its history,  whereby it licensed its United States women's apparel business to Jacques Moret, Inc.  effective January 1, 2005. The Company believes that its  decision  to license  its  women's  apparel  business  was in its best interests as a result of the licensee's  ability to source product cheaper,  due to the licensee's buying power, along with the licensee's expanded  distribution
available  from  its  presence  in  certain   channels  of   distribution.   The
discontinuance  of the women's apparel  component and its  replacement  with the license  arrangement,  would have improved the Company's net income available to common stockholders by approximately  $750,000 in 2004, had the transaction been completed at the beginning of the year, after giving affect to income taxes, and dividends  associated with its Series A Preferred  Stock.  The Company  believes that its results of operations  will benefit in 2005 as well.  In addition,  the
Company's working capital requirements would have been decreased in 2004, and is expected to decrease in 2005 and thereafter as a result of carrying lower levels of accounts receivable and inventory.  Accordingly, the Company has reported its results of operations on a GAAP basis,  which  includes the  application of SFAS
No. 144 "Accounting for the Disposal of Long-Lived  Assets" which requires us to report  our  results  of  operations  of  our  women's  apparel  business  as  a discontinued component for all current and prior periods presented.

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

     Net  licensing  revenues  were  $9.1  million  for the year  ended  2004 as compared to $6.7 million for the year ended  December 31, 2003.  The increase of
$2.4 million,  or 35.8%,  in licensing  revenues in 2004 over 2003 was largely a result of new  licenses  entered  into ($1.5  million) as well as  increases  in revenues  generated  from  existing  licenses,  primarily  overages  earned ($.9 million).  In 2004 we had 64  pre-existing  licenses,  terminated 5 licenses and entered  into 25 new  license  arrangements.  The  average  revenue  for license agreements  in  existence  for the  past two  fiscal  periods  is  approximately
$120,000.  There has been no change to the  aggregate  revenue  attributable  to pre-existing licenses.

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

     Selling and shipping costs were  approximately $8.8 million for each of the years ended 2004 (20% of net revenues) and 2003 (22% of net revenues). While the
Company  incurred higher fuel costs (we do not have any contractual  obligations for its  transportation  costs),  it  eliminated a higher  dollar value of fixed selling  costs from the  discontinuance  of its women's  component  (principally salaries and benefits),  in proportion to the related net revenue base,  causing selling and shipping costs to decline as a percentage of net revenues.

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

     Net cash used by operating  activities for the year ended December 31, 2004 was $1.6 million  compared to net cash provided from  operations of $1.1 million for the year ended  December 31, 2003.  This  decrease was  primarily due to the decrease in net income,  as adjusted for the add back of non-cash  restructuring and non-recurring  charges in 2003, along with changes in working capital items, principally accounts receivable, inventory and accounts payable.

     Net cash used by investing activities for the years ended December 31, 2004 was $.5 million compared to net cash provided by investing activities of $40,000 for the year ended  December  31,  2003.  This  increase was due to increases in capital expenditures for manufacturing  equipment,  while in 2003, proceeds from the sale of marketable securities provided us additional cash.

     Net cash provided by financing  activities  for the year ended December 31,
2004 was $.8  million as compared to net cash used by  financing  activities  of
$1.7 million in 2003. The primary difference is the payment of a preferred stock dividend of $1.5 million , and payment of deferred  financing  costs of $700,000 during  2003,  along with  additional  borrowings  from our Factor of  $900,000.
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

     The Company's contractual  obligations consist mainly of the its obligation to redeem certain of the Series A Redeemable  Participating  Preferred Stock and
to pay  associated  dividends,  as  discussed  previously.  As  discussed in the preceding paragraphs, the Company's contractual needs are satisfied. The Company also does not plan to spend  significant  amounts  for capital  expenditures  in
2005.

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

     Our borrowings from our Factor have been used to fund working capital needs
and  to  make  payments  in  accordance  with  our  mandatory   preferred  stock
redemptions.  The borrowings  from our Factor are deemed current  liabilities as there are no  repayment  terms and are  collateralized  by  inventory,  accounts receivable  and our  trademark.  We currently  have a $20 million line of credit with our Factor.  The Company's only other external source of liquidity would be a second lien on its facility in Moberly  Missouri,  which it owns. The facility was  recently  appraised  for  $4  million  and  has  an  existing  mortgage  of approximately $3 million.

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

                                                          Payments Due by Period (In 000's)
                                        --------------------------------------------------------------------
                                                        Less than                                 More than
                                            Total         1 Year      1-3 Years      3-5 Years     5 years
                                        --------------------------------------------------------------------

Preferred Stock redemptions
  and notes payable                          $29,000       $ 3,000      $21,000      $ 5,000           --
Deferred financing on notes payable              570           380          190
Long-term debt obligations and
  capital lease obligations                    2,893           249        2,644         --             --
Operating leases                               1,616           422        1,194         --             --
                                        --------------------------------------------------------------------
Total contractual cash obligations           $34,079       $ 4,051      $25,028      $ 5,000           --
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
The Company  believes that these  long-term debt  obligations do not represent a material  interest rate risk to the Company.  The Company's notes payable to its
Principal Preferred Stockholder has been set at a fixed rate of interest.  Based on the  Company's  average  outstanding  debt  instruments  subject to  variable interest rates under its $20 million line of credit, for the year ended December
31, 2004 of $16.6 million, a 50 basis point change in the base rate would result in an approximately $83,000 change in interest expense.

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
          FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive  Officer and Chief Financial  Officer have reviewed our disclosure  controls and  procedures as of the end of the period covered by this
Report.  Based upon this review, these officers concluded that, as of the end of the period covered by this Report,  our  disclosure  controls and procedures are effective in ensuring that  information  required to be disclosed by the Company in the  reports  it  files  or  submits  under  the  Exchange  Act is  recorded, processed,  summarized  and  reported,  within  the time  periods  specified  in applicable rules and forms.

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

     Notes to Consolidated Financial Statements

   (2)
                                             SCHEDULE II

                                  VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at       Charged to                 Balance at
                                           Beginning of      Costs and                    End of
                                              Period          Expenses      Deductions     Period
                                           ------------     ------------   -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 2004               $ 412,000                      $ 402,000      $ 10,000
Year ended December 31, 2003                 276,000         136,000                      412,000
Year ended December 31, 2002                 257,000          52,496         33,496       276,000

RESERVE FOR CHARGEBACKS

Year ended December 31, 2004               $ 215,000     $ 2,829,000     $2,769,000     $ 275,000
Year ended December 31, 2003                 150,000       1,862,000      1,797,000       215,000
Year ended December 31, 2002                 212,000       2,215,000      2,277,000       150,000

RESTRUCTURING ACCRUAL

Year ended December 31, 2004               $ 500,000                      $ 500,000     $    --
Year ended December 31, 2003                    --           500,000                      500,000

(b) Reports on Form 8-K

   (1) Form 8-K dated December 22, 2004.

     The  Company  announced  in a press  release  dated  December  17, 2004 the signing of the largest  license  agreement in the  Company's  history,  granting
Jacques  Moret,  Inc.,  licensee,  a license for the use of the Everlast mark to manufacture,  market and distribute women's apparel and activewear in the United
States.

   (2) Form 8-K dated November 13, 2003.

     The Company  announced  in a press  release its results of  operations  and financial condition for its fiscal 2003 third quarter ended September 30, 2004.

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

10.7      Promissory Note issued by Everlast Worldwide Inc., on behalf of Ben                Exhibit 99.3 of the Current Report on
          Nadorf ("Nadorf"). dated December 16, 2003                                         Form 8-K filed January 15, 2004

10.8      Promissory Note issued by Everlast Worldwide Inc., on behalf of Ben                Exhibit 10.8 of the Annual Report on
          Nadorf ("Nadorf"). dated December 14, 2004                                         Form 10-K filed March 28, 2005

21        List of Subsidiaries                                                               Exhibit 21 of the Annual Report on
                                                                                             Form 10-K filed March 28, 2005
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

Dated: November 28, 2005

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

             Report of Independent Registered Public Accounting Firm

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

                                       2-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
                                                                         Years ended December 31,
                                                               --------------------------------------------
                                                                    2004            2003            2002
                                                               ------------    ------------    ------------

Net sales                                                      $ 35,940,000    $ 33,119,000    $ 36,670,000
Net license revenues                                              9,059,000       6,669,000       5,501,000
                                                               ------------    ------------    ------------
Net revenues                                                     44,999,000      39,788,000      42,171,000
                                                               ------------    ------------    ------------
Cost of goods sold                                               28,400,000      25,062,000      26,266,000
                                                               ------------    ------------    ------------
Gross profit                                                     16,599,000      14,726,000      15,905,000

Operating expenses:
   Selling and shipping                                           8,849,000       8,815,000       8,143,000
   General and administrative                                     6,812,000       6,236,000       5,691,000
   Restructuring and non-recurring costs                                 --       1,095,000              --
   Amortization expense                                             913,000         913,000         913,000
                                                               ------------    ------------    ------------
                                                                 16,574,000      17,059,000      14,747,000
                                                               ------------    ------------    ------------
Income (loss) from continuing operations                             25,000      (2,333,000)      1,158,000
                                                               ------------    ------------    ------------
Other expense (income):
   Interest expense and financing costs                           1,370,000         683,000         435,000
   Investment income                                                (17,000)        (48,000)        (96,000)
                                                               ------------    ------------    ------------
                                                                  1,353,000         635,000         339,000
                                                               ------------    ------------    ------------

Income (loss) before provision (benefit) for income taxes
    from continuing operations                                   (1,328,000)     (2,968,000)        819,000
(Benefit) provision for income taxes                                (88,000)       (825,000)        478,000
                                                               ------------    ------------    ------------
Net income (loss) from continuing operations                  (1,240,000)  (2,143,000)        341,000

Income from discontinued component (net of loss
     on disposal of assets in 2004 of $155,000), net of tax         213,000       1,188,000       2,107,000
                                                               ------------    ------------    ------------

Net income (loss)                                             (1,027,000)  (955,000)      2,448,000
                                                               ============    ============    ============
Redeemable preferred stock dividend                                      --              --       1,451,000
                                                               ------------    ------------    ------------
Net income (loss) available to common stockholders            ($  1,027,000)  ($    955,000)   $    997,000

Basic earnings (loss) per share from continuing operations    ($       0.40)  ($      0.69)    $       0.05
                                                               ============    ============    ============
Diluted earnings (loss) per share from continuing operations  ($       0.40)  ($      0.69)    $       0.03
                                                               ============    ============    ============
Basic income per share from discontinued component             $       0.07    $       0.38    $       0.28
                                                               ------------    ------------    ------------
Diluted income per share from discontinued component           $       0.07    $       0.38    $       0.21
                                                               ============    ============    ============
Net basic earnings (loss) per share                           ($       0.33)   ($      0.31)   $       0.32
                                                               ============    ============    ============
Net diluted earnings (loss) per share                         ($       0.33)   ($      0.31)   $       0.24
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

                                      4-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                  (continued)

                                                                  Accumulated
                                                                     Other                Treasury stock
                                    Paid-in          Retained    comprehensive        ------------------------
                                    capital          earnings    Income (loss)        Shares           Amount           Total
                                   ----------       ---------       -------           -------         --------        ----------

Balance, December 31, 2001         11,642,000       3,209,000       151,000           174,000         (727,000)       14,282,000

Comprehensive income:
  Net income                                -       2,448,000             -                 -                -         2,448,000
  Unrealized holding loss                   -               -      (148,000)                -                -          (148,000)

Comprehensive income

Exercise of stock options              21,000               -             -                 -                -            21,000

Redeemable preferred dividends              -      (1,451,000)            -                 -                -        (1,451,000)
                                   ----------       ---------       -------           -------         --------        ----------

Balance, December 31, 2002         11,663,000       4,206,000         3,000           174,000         (727,000)       15,152,000
                                   ==========       =========       =======           =======         ========        ==========

Comprehensive loss:                                  (955,000)                                                         (955,000)
  Net loss                                                           (3,000)                                           (3,000)
  Unrealized holding loss

Comprehensive loss                     34,000                                                                             34,000

Exercise of stock options
                                 ------------    ------------      -------            -------     ------------      ------------

Balance, December 31, 2003         11,697,000       3,251,000             -           174,000         (727,000)       14,228,000
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
                                 ============    ============      =======            =======     ============      ============

                                      5-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years ended December 31,
                                                                           -------------------------------------------------
                                                                              2004                2003                2002
                                                                           ---------           ---------           ---------

Cash flows from operating activities:
   Net income (loss)                                                     $(1,027,000)        $  (955,000)        $ 2,448,000
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
        Bad debts                                                                 --             136,000              52,000
        Depreciation                                                         537,000             534,000             559,000
        Amortization                                                       1,389,000           1,062,000             913,000
        (Increase) decrease in cash surrender value of
          life insurance policies                                                 --                  --             (93,000)
        Interest income on restricted cash                                   (13,000)            (11,000)             (4,000)
        Deferred income taxes                                                     --                  --             (84,000)
        Non-cash restructuring and non-recurring charges,
        including related inventory charge                                        --           1,157,000                  --
        Changes in assets (increase) decrease:
         Accounts receivable                                              (1,048,000)         (1,101,000)         (1,539,000)
         Inventories                                                      (1,770,000)           (584,000)          1,201,000
         Prepaid expenses and other current assets                           186,000            (338,000)            151,000
         Other assets                                                       (111,000)            (74,000)           (277,000)
        Changes in liabilities increase (decrease):
         Accounts payable, income taxes payable and
            accrued expenses and other liabilities                           423,000           1,238,000          (1,641,000)
         License deposits payable                                           (129,000)              5,000            (124,000)
                                                                           ---------           ---------           ---------
                 Net cash (used) provided by operating activities         (1,563,000)          1,069,000           1,562,000
                                                                           ---------           ---------           ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                    --             309,000                  --
   Acquisition of property and equipment                                    (531,000)           (268,000)           (729,000)
                                                                           ---------           ---------           ---------
                 Net cash (used) provided by investing activities           (531,000)             41,000            (729,000)
                                                                           ---------           ---------           ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                                   --                  --           3,516,000
   Repayment of long-term debt                                              (310,000)           (389,000)           (146,000)
   Increase in advances from factor                                        4,091,000           3,803,000           2,908,000
   Redemption of participating preferred stock                            (3,000,000)         (3,000,000)         (5,000,000)
   Issuance of common stock in connection with exercise
      of options                                                             125,000              34,000              21,000
   Financing costs in connection with preferred stock refinance             (100,000)           (700,000)                 --
   Payment of preferred stock dividend                                            --          (1,451,000)         (1,702,000)
   Restricted cash                                                                --                  --          (1,000,000)
                                                                           ---------           ---------           ---------
                 Net cash provided (used) by financing activities            806,000          (1,703,000)         (1,403,000)
                                                                           ---------           ---------           ---------

Net decrease in cash and cash equivalents                                 (1,288,000)           (593,000)           (570,000)
Cash and cash equivalents, beginning of year                               1,937,000           2,530,000           3,100,000
                                                                           ---------           ---------           ---------

Cash and cash equivalents, end of year                                   $   649,000         $ 1,937,000         $ 2,530,000
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

7.   Due to factor:

          Certain of the  Company's  accounts  receivable  are assigned  without recourse to a commercial  factor.  The amount due to the factor  represents advances  received in excess of net sales  assigned.  The amount due to the factor  is net of a  provision  for  future  chargebacks  of  approximately
     $275,000 and $215,000 at December 31, 2004 and 2003, respectively. Interest is charged at 1% above prime on advances.  This  factoring  arrangement  is
     collateralized  by  the  Company's   factored  and  non-factored   accounts
     receivable  and  certain   finished  goods,   as  defined.   The  following
     reconciliation  is a reconciliation  of the Company's  accounts  receivable
     assigned  to  factor,   advances  from  factor,  amount  due  from  factor,
     non-factored  accounts  receivable and allowance for doubtful  accounts and chargebacks:

                                             As of                    As of
                                       December 31, 2004        December 31, 2003
                                       -----------------        -----------------
Outstanding Borrowings from
Factor                                   $ 18,600,000             $ 14,509,000
                                         ------------             ------------
Outstanding  Accounts Receivable
Assigned to Factor                       $  7,559,000             $  7,826,000
Reserve for Chargebacks                      (275,000)                (215,000)
                                         ------------             ------------

Net Outstanding Accounts
Receivable Assigned to Factor               7,284,000                7,611,000
                                         ------------             ------------

Net Due to Factor                        $ 11,316,000             $  6,898,000
                                         ------------             ------------

Nonfactored accounts and
licensing receivables                    $  9,791,000             $  8,818,000
                                         ------------             ------------

Less: Allowance for Doubtful
Accounts                                      (10,000)                (412,000)
                                         ------------             ------------

Net Nonfactored Accounts and
Licensing Receivables                    $  9,781,000             $  8,406,000
                                         ------------             ------------

8.   Inventories:

     Inventories consist of:

                                           2004                   2003
                                      -----------            -----------

          Raw materials               $ 2,657,000            $ 1,461,000
          Work-in-process                 688,000              1,706,000
          Finished goods                8,417,000              7,845,000
                                      -----------            -----------
                                      $11,762,000            $11,012,000
                                      ===========            ===========

9.   Property and equipment:

                                                           2004          2003
                                                      -----------   -----------

          Land                                        $   309,000   $   309,000
          Buildings and building improvements           5,380,000     5,349,000
          Furniture and fixtures                          470,000       558,000
          Machinery and equipment                       4,041,000     3,679,000
          Vehicles                                         95,000       265,000
                                                      -----------   -----------
                                                       10,295,000    10,160,000
          Less: accumulated depreciation                4,113,000     3,972,000
                                                      -----------   -----------
                                                      $ 6,182,000   $ 6,188,000
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

                                      25-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

19.  Stockholders' Equity:

     The holder of the Class A common  stock is entitled to five votes per share on all matters upon which each holder of common  stock is entitled to vote.  The class A voting  common  stock has the  identical  rights and  privileges  as the
Company's  regular  common with the exception it has five to one voting  rights.
The Class A common and  regular  common  stock  have  dividend  and  liquidation preferences  only to the extent  that its Series A  Preferred  Stock  rights and privileges have been met (footnote 12 of 15-f).

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

                                      27-f

23.  Operating Segments:

          Our operating  segments are evidenced by the structure of our internal organization.  The segments of apparel,  sporting goods  equipment and licensing are defined for operations  participating in Everlast brand sales activity.  Our apparel and sporting goods  businesses  predominately  operate in one geographic segment,  the United States and Canada, where we design,  manufacture  (sporting goods), market and sell sports and fitness footwear,  apparel and sporting goods equipment. Our licensing segment receives approximately 75% of its revenues from domestic  licensees,  with the remaining  licensing  revenues received over from licensees in countries over the globe.

          Where applicable,  "other" represents items necessary to reconcile the consolidated  financial  statements,  which generally include corporate activity and costs, to the segment financial information provided as follows:

FOR THE YEAR ENDED DECEMBER 31, 2004
                                                                        Sporting
                                                        Apparel          Goods         Licensing         Other           Total
                                                      ------------    ------------    ------------    ------------     ------------

Net revenues                                          $ 13,039,000    $ 22,901,000    $  9,059,000    $        --      $ 44,999,000
                                                      ------------    ------------    ------------    ------------     ------------

Depreciation and amortization                                                                            1,926,000        1,926,000
                                                      ------------    ------------    ------------    ------------     ------------

Interest and financing costs, net                                                                        1,353,000        1,353,000
                                                      ------------    ------------    ------------    ------------     ------------

Income (loss)  before  income taxes from
continuing operations                                 $  1,122,000    $    437,000    $  8,767,000    ($11,654,000)    ($ 1,328,000)
                                                      ============   =============    ============     ===========     ============

Identifiable Component Assets                         $  4,784,000    $ 20,362,000    $  1,176,000    $ 38,434,000     $ 64,756,000
                                                      ============   =============    ============     ===========     ============

FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                        Sporting
                                                        Apparel          Goods         Licensing         Other           Total
                                                      ------------    ------------    ------------    ------------     ------------

Net revenues                                          $ 10,729,000    $ 22,390,000    $  6,669,000     $       --      $ 39,788,000

Depreciation and amortization                                                                            1,596,000        1,596,000
                                                      ------------    ------------    ------------    ------------     ------------

Interest and financing costs, net                                                                          635,000          635,000
                                                      ------------    ------------    ------------    ------------     ------------

Income (loss)  before  income taxes from
continuing operations                                 $  2,484,000    ($   919,000)   $  6,465,000    ($10,998,000)    ($ 2,968,000)
                                                      ============   =============    ============     ===========     ============

Identifiable Component Assets                         $  5,032,000    $ 19,142,000    $  1,081,000    $ 39,002,000     $ 64,257,000
                                                      ============   =============    ============     ===========     ============

                                                                28-f

FOR THE YEAR ENDED DECEMBER 31, 2002
                                                                        Sporting
                                                        Apparel          Goods         Licensing         Other           Total
                                                      ------------    ------------    ------------    ------------     ------------

Net revenues                                          $ 11,705,000   $  24,965,000    $  5,501,000             --       $42,171,000

Depreciation and amortization                                                                            1,472,000        1,472,000
                                                      ------------    ------------    ------------    ------------     ------------

Interest and financing costs, net                                                                          339,000          339,000
                                                      ------------    ------------    ------------    ------------     ------------

Income (loss)  before  income taxes from
continuing operations                                 $  3,172,000   $     682,000    $  5,351,000     ($8,386,000)    $    819,000
                                                      ============   =============    ============     ===========     ============

                                                                29-f