Form 10-K
period 2005-12-31
EVERLAST WORLDWIDE INC
filed 2006-03-28
CIK 934795

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
OF 1934

For the fiscal year ended December 31, 2005
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

                         Common Stock, $0.002 Par Value
                         ------------------------------
                                (Title of class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of Securities Act. YES X   NO
                                          ---    ---

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act YES    NO X
                                                      ---   ---

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
                           YES              NO  X
                              -----           -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) YES    NO X
                                   ---   ---

         On March 17, 2006, the aggregate  market value of the voting stock held by non-affiliates of the registrant was approximately $44,677,000 based upon the average of the  highest  and  lowest bid  quotations  for such  Common  Stock as obtained  from the Nasdaq Stock  Market on that date.  Solely for the purpose of this  calculation,  shares held by directors and officers of the registrant have been  excluded.  Such  exclusion  should  not be  deemed a  determination  or an admission by registrant that such  individuals  are, in fact,  affiliates of the registrant.

         The number of shares outstanding on March 17, 2006 was 3,769,471 shares of Common Stock, $.002 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The  information  required by Items 10 through 14 of this Annual Report on Form 10-K is  incorporated  by reference from the issuer's  definitive  proxy materials for its 2006 Annual Meeting of Stockholders, which proxy materials are to be filed with the  Securities  and Exchange  Commission not later than May 1,
2006.

                                        TABLE OF CONTENTS

                                                                                         PAGE

PART I

PART II

Item 5        Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities......................................13
Item 6        Selected Financial Data........................................................15
Item 7        Management's Discussion and Analysis of Financial Condition and

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................23
Item 9A       Controls and Procedures........................................................23

PART III

Item 10       Directors and Executive Officers of the Registrant.............................24
Item 11       Executive Compensation.........................................................24
Item 12       Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters ................................24
Item 13       Certain Relationships and Related Transactions.................................24
Item 14       Principal Accountant Fees and Services.........................................24

PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K................24

Signatures...................................................................................27

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

INTRODUCTION

         Everlast  Worldwide Inc., a Delaware  corporation and its  subsidiaries
(collectively,  the "Company" and herein  referred to as "we",  "us" and "our"), was  originally  organized  in the  State  of New  York on July 6,  1992 and was
re-incorporated  on October 19, 1994.  Our sporting  goods business is currently engaged in the design, manufacture, marketing and sale of sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags,  boxing trunks,  and  miscellaneous  gym equipment that are sold through  sporting goods stores, mass merchandisers,  catalog  operations,  gymnasiums,  and martial arts
studios.  In  addition,   we  license  the  Everlast(R)  trademark  to  numerous
companies, both domestic and international, that source and manufacture products such as men's,  women's  and  children's  apparel and  footwear,  cardiovascular equipment,  back to school stationery,  eyewear,  sports bags, hats, fragrances, fine jewelry, batteries,  nutritional products and other accessories. One of the
Company's  business  strategies,  as a licensing  and marketing  company,  is to maximize  the value of its  intellectual  property  by entering  into  strategic licenses with entities which have been selected based upon the Company's  belief that they will be able to produce and sell quality products in the categories of their  specific  expertise.  This  licensing  strategy is designed to permit the
Company to operate its  licensing  business  with minimal  working  capital,  no inventory, production or distribution costs or risks, and utilizing only a small group of core employees.

CORPORATE MISSION STATEMENT

         Our corporate mission  statement,  which the management of Everlast has adopted,  is used in our day to day and long-term  strategic  planning processes and it states:  "Achieve constant  profitable growth through sales and licensing by setting and achieving  specific goals utilizing our strong  personnel and our existing worldwide brand strength.  Drive home the synergy of the Everlast brand and the feelings of individual  strength,  determination,  power,  and longevity exemplified  throughout  the history of boxing;  applicable  to everyday life in order to extend our brand  licensing in  categories  relevant to this  emotional quotient.  Increase our leadership position in boxing,  worldwide, with product, quality, availability and innovation. This effort will ensure the success of the most sacred segment of our business,  boxing, simply measured by our presence in the ring, yet responsible for our successful future."

HISTORICAL BACKGROUND AND OPERATIONS

         Everlast was founded in 1910 as a manufacturer  of men's swimwear under the name  "Everlast."  Soon  thereafter,  Everlast began to  manufacture  boxing gloves,  protective headgear,  and related items. As the owner of the registered trademark Everlast(R), Everlast also licensed its brand name worldwide.

      Everlast(R)  is a leading  brand  name in boxing  and a  widely-recognized brand name in boxing related  sporting  goods.  Everlast is the market leader in several  of  its  product  categories,  including  boxing  gloves,  heavy  bags, protective headgear and speed bags (collectively,  the "Sports Products"). These
Sports  Products have been used or endorsed by boxers such as Jack Dempsey,  Joe
Louis, "Sugar" Ray Robinson,  Jake LaMotta, Joe Louis, Rocky Marciano,  Muhammad
Ali, Joe Frazier,  George Foreman,  Larry Holmes,  "Sugar" Ray Leonard,  Evander
Holyfield,  Mike Tyson, Felix "Tito" Trinidad,  "Sugar" Shane Mosley,  Jeff Lacy
and Jermain Taylor.

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

DISPOSAL OF APPAREL COMPONENT BUSINESSES

         Over the past two years,  the Company has announced the disposal of its women's  (January  2005) and men's  (January 2006)  wholesale  apparel  business components  by licensing  them to Jacques  Moret,  Inc., a New York  corporation
("Jacques Moret").  The women's license was the largest license agreement in the
Company's  history  whereby  it  licensed  its  United  States  women's  apparel category,  for a  guaranteed  minimum  royalty of $2.5  million per year through
2009.  The Company  further  expanded its  relationship  with  Jacques  Moret by licensing  its men's  business  to them  effective  January  2006.  The  Company believes  that it was in its best  interest  to license  its  women's  and men's apparel businesses to reduce risk,  increase  profitability and to grow Everlast apparel  presence as a result of the  licensee's  ability to source product more competitively,  due to Jacques Moret's buying power,  along with Jacques Moret's expanded  distribution  available  from  it  presence  in  certain  channels  of distribution.  The Company expects to achieve significant cost savings, improved profitability and cash flow savings from these strategic  decisions based on its historical  financial  results managing these  businesses,  in comparison to the licensing  revenue streams  achieved from the guaranteed  minimum  royalties the licenses provide the Company.

PRODUCTS

         The Company sells a diverse collection of footwear and sports products.
It licenses  the  Everlast(R)  trademark to numerous  companies  which source or manufacture products such as men's, women's and children's apparel and footwear, fitness exercise equipment, eyewear, sports bags, hats, fragrances,  nutritional products and other  products.  The  Company's  philosophy  within its  licensing product  categories  are  driven by the  synergy of the  Everlast  brand and the feelings  of  individual  strength,  determination,  power,  and  the  longevity exemplified  throughout  the history of boxing;  applicable  to everyday life in order to extend the brand  licensing in  categories  relevant to this  emotional quotient.  All business activities and decisions as it relates to these licensed products are made by the Company's executive management.

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
                Organization*,  the  Association of Boxing  Commissions  and the
                Nevada State Athletic  Commission for all of their  professional fights;

         (2)    Heavy Bags:  Everlast's  heavy bags are punching  bags  weighing between 25 and 150 lbs.;

         (3)    Speed  Bags:  Speed  bags are small,  air-filled  bags which are mounted on swivels and platforms (at eye level);

         (4)    Platforms:  Platforms are the wall  mountings used in suspending speed or heavy bags;

         (5)    Freestanding   heavy   bag/speed   bag   home   gyms:   A  steel
                free-standing  unit that  carries a heavy bag as well as a speed bag for home use.

         (6)    Boxing shoes.

         (7)    Boxing trunks and robes; and

         (8)    Miscellaneous Gym Equipment:  In addition to the  aforementioned core offerings, Everlast also manufactures,  imports and markets
                the  following   products  to   complement   its  product  line:
                protective headgear,  protection cups, mouthpieces,  hand wraps, boxing rings; martial arts equipment,  gym mats (assorted),  and medicine balls.

LICENSED PRODUCTS

         The Company owns and utilizes the Everlast(R)  trademark  worldwide and is registered  with the United  States  Patent and Trademark  Office and in many foreign jurisdictions. The Company regards its Everlast(R) trademark as its most valuable asset based on the evaluation of an  independent  consulting  firm. The
Company  believes  the  Everlast(R)  trademark  has  significant  value  in  the
marketing  of  the  Company's  products.   The  Company  actively  protects  its
trademarks against infringement.

         The Company  licenses the Everlast(R)  trademark to numerous  companies which  source or  manufacture  products  such as men's,  women's and  children's active  and  sportswear  and  footwear,  cardiovascular  equipment,  fragrances, nutritional  products,  eyewear,  sports bags, hats and other  accessories ( the
"Licenses  Products".)  Licensing  the  Everlast(R)  trademark  has  enabled the
Company  to  expand   product   offerings   into  arenas  outside  of  its  core
manufacturing   arenas,   to  strengthen  its  brand  image,   and  to  increase
profitability,  while at the same time reducing working capital requirements and minimizing inventory risk.

         The  Company  utilizes  a network  of  licensees  for  worldwide  brand distribution in the U.S. and over 100 countries.  In return for exclusive rights to market  Sports  Products,  certain  apparel  products  bearing  the  Everlast trademark(R)  (the  "Apparel  Licensed  Products")  and  accessories  in certain regions,  the licensees pay Everlast a fixed royalty rate upon the net revenues, among  other  criteria,  of the  licensees.  The  average  revenue for our gross licensing  revenue  stream  in  existence  for each of the  fiscal  years  ended
December  31, 2005 and 2004 is  approximately  $140,000.  There were 87 existing licensing  arrangements  as of December 31, 2005  compared to 66 at December 31,
2004.  During the three years ended December 31, 2005,  2004 and 2003, we signed
30, 24 and 19 licenses  respectively,  and have  terminated or not renewed 9, 10 and 6  licenses,  respectively.  One  licensee,  Jacques  Moret,  accounted  for approximately  20% of our gross  licensing  revenues for the year ended December
31, 2005.

         As of  January  1, 2006 and for the fiscal  year  ended  2006,  we have guaranteed  minimum  royalty  revenues of $10.2  million  (exclusive  of renewal option  provisions that may occur later this year along with any overages earned on our licensing arrangements above their minimum royalties) in which 52% of the licensing  revenues are from domestic  licenses,  26% from European licenses and
22% from all other countries.  Of this $10.2 million minimum royalty stream, 65%
is derived from apparel category licenses,  10% from footwear licenses, 13% from sports  equipment and accessories  licenses and the remaining 12% from all other categories not mentioned (e.g. nutritional products.)

         One of our objectives in 2006 is to expand our licensing  business into untapped geographic  locations,  including India and China. We also plan to grow
our  existing   licensing   programs   throughout   Europe  with  licensees  who
manufacture, market and distribute in our core competency categories of apparel, sporting goods,  boxing  equipment and footwear.  We will also work closely with our  current  licensees  to help  further  enhance the  merchandising  and sales execution of their existing Everlast businesses.

MARKETING, ADVERTISING, AND PROMOTIONS

         Our marketing,  advertising and promotion campaign is to drive home the synergy  of  the  Everlast  brand  and  the  feelings  of  individual  strength, determination,  power,  and  longevity  exemplified  throughout  the  history of boxing;  applicable to everyday  life in order to extend our brand  licensing in categories  relevant to this emotional  quotient.  The Company maintains its own marketing and advertising  staff which conceives and oversees  implementation of most aspects of the Company's  advertising and sales  promotions  campaigns.  In addition,  the  Company  has a  graphic  arts  department  that  works  with the marketing and sales staff to develop  advertising  campaigns,  brand management, packaging solutions,  point-of-sale,  retail advertising and catalogs for all of the Company's product lines, as well as its licensees.

         The Company  advertises and promotes its products to different consumer segments  through a variety of trade and consumer print  advertising  campaigns, generally in selected magazines and other  publications.  The Company also takes part in various cooperative advertising programs including national advertising,
in-store  signage,   point-of-purchase  promotional  giveaways  and  cooperative advertising  arrangements  with  several of its retail  customers.  The  Company believes  these  programs  assist in raising  consumer  awareness and increasing retail floor space for its products. The Company has received continued exposure in print,  television  and movie  media from  famous  celebrities  and  athletes wearing the Apparel  Products as well as product  placement on the Academy Award winning  movie  "Million  Dollar  Baby"  to the  Mark  Burnett's  reality  drama television  show "The  Contender",  which initially aired on NBC network and its affiliates in March 2005,  which led to the #2 and #3 rankings  according to the
Nielsen  Product  Placement  Ratings in 2005, and the EA Sports  Franchise Fight
Night boxing videogame series.

         To further  supplement  the growth of the sport and  provide a positive outlet for today's  youth,  Everlast is the proud  supplier and supporter of USA boxing,  Police  Athletic  League  Boxing,  The Daily  News  Golden  Gloves  and

countless other amateur  tournaments and grassroots programs across the country.
Additionally,  we are a proud sponsor of PE4LIFE,  a non-profit  Sporting  Goods
Manufacturing  Association  backed  organization,  to promote  boxing fitness in schools across the country.

         The  Company   attends  and   participates   in  the   Sporting   Goods
Manufacturers  Association Supershow*,  and MAGIC International* annual national trade shows, and other appropriate trade shows.

         The Company's Sports Products have received  continued exposure through coverage in movies,  print media and television  because of its association with the history of boxing and its distribution of the Sports Products to amateur and professional  boxers for use in  nationally  televised  events.  The Company has focused on bringing the brand back into the boxing ring with multiple  sponsored events, such as HBO Latino Boxeo de Oro*, ESPN 2 Friday Night Fights*,  Broadway
Boxing Series,  a monthly  tri-state boxing series televised on MSG* network and
ESPN's Tournament of The Contender Series*, along with show by show sponsorships featured on Telemundo, Telefutura, HBO, Showtime and pay-per-view events.

         The Company has promotional and consulting  contracts with noted boxing champions,  trainers,  and  spokespersons,  such as Oscar  De La  Hoya,  Jermain
Taylor,  Sugar Shane Mosley,  Chris Byrd,  Jeff Lacy,  Peter Manfredo Jr., Marco
Antonio Barrera,  Sugar Ray Leonard, Larry Holmes, Jack Dempsey, Rocky Marciano,
Joe Louis, Sugar Ray Robinsons,  Floyd Patterson and Jim McNally ( NAVAL Academy
boxing  coach).   The  Company  uses  the  boxing  industry  expertise  and  the
relationships  of  these  individuals  to  assist  it  in  various   promotional
activities  designed  to  generate  interest  of the  consumers  in  the  Sports
Products.

       The Company  employs  sales  personnel to promote the Sports  Products to professional and amateur boxers. Additionally, the Company continually evaluates and  redesigns  its  professional  line of  boxing  equipment  and  the  product packaging of its retail Sports  Products.  Finally,  the Company's  graphic arts department has produced two new catalogs,  one focusing on  wholesalers  for the consumer  retail  market and the other  directed  at  professional  and  amateur boxers.

        To further complement our direct-to-consumer business and increase brand awareness,  Everlast  has  contracted  an  outside  firm to  develop  a  Magalog
(half-magazine/half  catalog) to increase our brand  awareness and  connectivity with the Everlast  consumer as well as spike  incremental  sales. The Magalog is circulated to over 650,000  consumers,  three times a year to Everlast customers reaching gyms,  registered USA Boxing athletes,  trainers and general consumers.
Everlastboxing.com  is the e-commerce link to the Magalog,  which features a mix of content and products for the end consumer.

MANUFACTURING AND SUPPLIERS

SPORTS PRODUCTS

         Effective  December 2003, we have been  manufacturing  and distributing solely out of one  company-owned  facility.  This facility,  located in Moberly,
Missouri has 304,000  square feet and is used to produce  products such as heavy bag and speed bag platforms, heavy bags, and boxing rings, as well as a "cut and sew" production  department where boxing gloves,  speed bags, boxing trunks, and other  related  items are  produced.  Certain of these  products  were  formerly produced in our Bronx, New York facility which was closed in December 2003.

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

INVENTORY MANAGEMENT

         As of  December  31,  2005,  the  Company's  inventory  for its  Sports
Products was $6.7 million. Net sales were approximately $31 million for the year then ended.

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

SALES AND DISTRIBUTION

         For each of the fiscal  years  ended  2005,  2004 and 2003,  The Sports
Authority Inc. ("Sports  Authority"),  including Gart's Sports, which was merged into Sports Authority in October 2003,  accounted for approximately 13% of sales of the Company.  Sports  Authority  has been a customer of the Company since its inception in 1992. There is no long-term contract between the Company and Sports
Authority.  The Company  believes  that its  business  relationship  with Sports
Authority is satisfactory.

         The Company's  Sports Products are distributed  through  sporting goods stores, mass merchandisers,  catalog  operations,  gymnasiums,  and martial arts studios.  The  Company  distributes  its Sports  Products  to over 7,000  retail locations  throughout the United States and Canada. The Sports Products are sold by retailers such as Modell's*,  The Sports Authority*,  Big 5*, Academy*, Sam's
Club and Wal-Mart* and The Home Depot*.

         The Company has a sports  products  president  who  oversees  sales and marketing for Sports Products.  The Company also has nine sales  representatives who are assigned  different  territories in the United  States.  The Company has focused its marketing efforts for its Sports Products in the following areas:

         o      TRADE  SHOWS:  The Company  participates  in more than ten trade shows annually,  which are attended by most major sporting goods retailers and manufacturers;

         o      PRODUCT   CATALOGS:   The  Company  publishes  a  retail  and  a
                professional  catalog (the  "magalog")  which  features not only products  manufactured by the Company,  but in depth profiles on professional fighters, trainers and boxing fitness articles.

         The Company  believes  that the sales of Sports  Products  are slightly seasonal towards the third and fourth quarters of its fiscal year.

QUALITY CONTROL

SPORTS PRODUCTS

         The  Company  has  quality   control   procedures   in  effect  at  its
manufacturing facility in Moberly,  Missouri.  Manufacturing supervisors inspect
Sports Products for defects  throughout both the  manufacturing  process and the finishing stages, including imported products.

LICENSED PRODUCTS

         The Company  requires its licensees to submit  samples of products that are to be  sold  under  exclusive  license  agreements.  These  sample  Licensed
Products  are  inspected  by the  Company's  management  for  quality and proper placement of the Company's Everlast(R)  trademark.  Licensees that do not comply with the Company's quality or trademark  standards are notified that they are in breach of their license  agreement  and immediate  measures are taken to protect brand integrity.

COMPETITION

SPORTS PRODUCTS

         The sporting goods industry is also highly  competitive.  However,  the
Company  believes that it is the preeminent name in boxing equipment and as such is able to compete in this segment of the sporting goods industry. The Company's competitors  for its Sports  Products at the retail  level are Century  Sporting
Goods* and private label brands.  At the  professional  and amateur boxing level the Company's competitors are Ringside*, Grant*, and Reyes*.

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

EMPLOYEES

         As of February 28, 2006, the Company had 170 employees who are employed on  a  full-time  basis.  These  include  30  executive,  managerial,  clerical,
administrative  and  sales  and  licensing   employees  at  its  New  York  City
headquarters  and  140  employees  at its  manufacturing  facility  in  Moberly,
Missouri. 105 employees of the Company at its manufacturing facility in Moberly,
Missouri are covered  under a collective  bargaining  agreement  that expires on
June 5, 2009. The Company  believes it has satisfactory  relationships  with its employees under the recently signed (June 2005) collective bargaining agreement.

       The Company also employs additional  full-time and part-time employees in connection with the design,  marketing, and sale of its products on an as needed basis. The Company also hires temporary employees from time to time. The Company considers its relations with its employees to be satisfactory.

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

         o      Our annual report on Form 10-K,  quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as  soon  as  reasonably  practicable  after  such  material  is electronically filed with the Securities and Exchange Commission
                ("SEC");

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

ITEM 1A. RISK FACTORS

         The Company operates in a changing  environment that involves  numerous known and unknown risks and uncertainties that could materially adversely affect its  operations.  The  following  highlights  some of these  factors  that  have affected, or may affect, the Company's operations.

IF OUR MARKETING  EFFORTS DO NOT EFFECTIVELY  MAINTAIN AND EXPAND OUR BRAND NAME
RECOGNITION, WE MAY NOT BE ABLE TO ACHIEVE OUR GROWTH STRATEGY.

         We believe that broader  recognition  and  favorable  perception of our brand-name  by  consumers  in our target  markets  are  essential  to our future success.  To increase  brand-name  recognition,  we believe we must  continue to devote significant  amounts of time and resources to advertising and promotions.
These expenditures, however, may not result in favorable increase in recognition of our brand-name or a sufficient increase in revenues to cover such advertising and promotional expenses. In addition,  even if our brand recognition increases, our consumer  base and our revenues may not  increase,  and may in fact decline, either of which would harm our business.

WE DEPEND ON CERTAIN KEY EMPLOYEES AND THE LOSS OF THESE  EMPLOYEES COULD HAVE A
MATERIAL ADVERSE EFFECT ON OUR BUSINESS

         We are dependent on the services of Seth Horowitz,  our Chairman of our
Board,  President and Chief Executive  Officer,  as well as other key members of our  management  team.  We have entered into an  employment  agreement  with Mr.
Horowitz  and he has agreed to continue his  employment  and not to compete with
us. In addition,  we employ an executive who is solely responsible for worldwide licensing of the Everlast  brand name.  The failure of these  executives  or any other members of our management team to effectively  work together could prevent efficient decision-making, affecting product development and sales and marketing efforts  which would  negatively  impact our ability to manage our  business and operations.  In addition,  the loss of the services of Mr. Horowitz or other key managers  would  have a  material  adverse  effect  on our  business,  financial condition, results of operations and prospects.

DEPENDENCE ON GENERAL ECONOMIC CYCLE

         Historically,  our industry has experienced  substantial changes in its business  cycle.  Recessions,  the  states  of the  global,  national  and local economies and uncertainties  regarding future economic prospects affect consumer spending  habits and  adversely  affect our  business,  financial  condition and results of  operations.  In addition,  we, as well as our  competitors,  sell to retailers who have experienced  financial  difficulties  during the past several years,  which have led to, among other  things,  consolidation  of retailers and stores.  If these financial  patterns  continue or worsen,  we cannot assure you that our business,  financial  condition  and results of operations  will not be materially adversely affected.

          The  Company  believes  that the  sales  of both  sporting  goods  and licensing  are slightly  seasonal  towards the third and fourth  quarters of its fiscal year.  Our products,  taken as a whole,  are sold  year-round.  While our results of operations may vary quarterly, we do not believe that such variations are material to our business. Consequently, our results of operations in any one quarter are not  representative of the results of operations we expect for other quarters or for the full fiscal year.

CHANGES IN CONSUMER MARKET TRENDS; NEW PRODUCTS

         The market  trends and  consumer  demands  for  Sporting  Products  and
Licensed  Products  quickly  change  primarily  due to the  influence of fashion trends and  developments  of technology  of raw  materials.  Our sporting  goods business and our licensees' ability to anticipate,  gauge and respond adequately and timely to rapid  changes in  consumer  demand and market  trends  materially affect our business  and results of  operations.  If we or our  licensees do not effectively adapt to the quick changes in customer demands and market trends, we may not be able to achieve our profitability goals.

WE RELY ON A FEW CUSTOMERS FOR A LARGE PORTION OF NET SALES FROM SPORTING  GOODS
AND WE GENERALLY DO NOT HAVE LONG TERM CONTACTS WITH ANY OF THESE CUSTOMERS

         For  each of the  fiscal  years  ended  2005,  2004  and  2003,  Sports
Authority has accounted for  approximately  13% of our sales of Sports Products.
Sports  Authority  Inc. has been our customer  since 1992  although no long term contract  exists  between us and them.  Although  we believe  that our  business relationship  with Sports Authority is  satisfactory,  we cannot assure you, you that this business  relationship will continue to generate satisfactory sales in the future.  We are also trying to expand our network of retailers  carrying our products.  We plan to  focus  on  sporting  goods  stores,  mass  merchandisers, gymnasiums  and  martial  arts  studios  for our  Sports  Products.  There is no assurance that we will be able to successfully expand our market.

WE RELY ON OUR ROYALTY  STREAM FROM THE  LICENSING OF OUR EVERLAST  TRADEMARK TO
NUMEROUS GLOBAL LICENSEES

         Our net revenues from our licensing business has grown substantially in the last few years from  approximately  $5 million for the year ending  December
31, 2001 to $12 million for the year ended  December 31,  2005.  For fiscal year
2005,  one  licensee  accounted  for  approximately  20% of our gross  licensing revenues  and we believe  that an adverse  affect in its business and results of operations,  would  negatively  impact the  Company's  revenues  and  results of operations.

WE DEPEND ON OUR  INTELLECTUAL  PROPERTY RIGHTS AND WE CANNOT BE CERTAIN THAT WE
WILL CONTINUE TO  SUCCESSFULLY  PROTECT THESE RIGHTS WHICH COULD HAVE A MATERIAL
ADVERSE AFFECT ON OUR LICENSING BUSINESS

         Our  success  is  dependent  upon  the  continued   protection  of  our
trademarks and other intellectual  property rights.  Counterfeit versions of our products may harm our reputation for producing high quality products and lead to losses in future periods.  Accordingly, we devote resources to the establishment and protection of our trademarks on a worldwide basis. We may be forced to incur substantial  costs to protect our intellectual  property and if we are unable to protect our intellectual property, the image of our brand may suffer.

         Our  registered and common law trademarks  have  significant  value and some of our  trademarks  are  instrumental  to our ability to create and sustain demand for and market our  products.  We cannot  assure you that  third-parties, particularly  in other  countries,  will not assert claims to our trademarks and other  intellectual  property  or that we will be able to  successfully  resolve those  claims.  While  we  seek  international  protection  of our  intellectual property,  the laws of some  foreign  countries  may not allow us to protect our intellectual  property to the same extent as the laws of the United  States.  In addition, we could incur substantial costs to defend legal actions taken against us relating to our use of trademarks, which could have a material adverse effect on our business, results of operations and financial condition.

WE CANNOT BE CERTAIN THAT QUALITY  CONTROL  STANDARDS  WILL BE COMPLIED WITH AND
NON COMPLIANCE MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

         We require our  licensees to submit  samples of products that are to be sold under exclusive license  agreements and licensees who are not in compliance with our quality  control  standards are in breach of their license  agreements.
These sample  Licensed  Products are inspected by our management for quality and proper placement of our Everlast(R) trademark. Licensees that do not comply with our quality or trademark standards are notified that they are in breach of their license  agreement.  No assurance may be made,  however,  that all non-compliant
Licensed Products will be identified and that the  non-compliant  licensees will be notified of the breach of their license agreement.

         We have  quality  control  procedures  in effect  at our  manufacturing facility in Moberly, Missouri. Manufacturing supervisors inspect Sports Products for defects throughout both the manufacturing  process and the finishing stages.
No assurance may be made,  however,  that these quality control  procedures will prevent all defects of manufacturing and finishing.

IF THE UNITED STATES  CONTINUES TO IMPOSE TARIFFS AND IMPORT QUOTA  RESTRICTIONS
ON PRODUCTS  MANUFACTURED IN CHINA,  OUR LICENSEES MAY NOT BE ABLE TO MEET THEIR
MANUFACTURING NEEDS FROM COUNTRIES OTHER THAN CHINA OR FROM DOMESTIC SOURCES.

          The United States and the countries in which our products are produced for our licensees or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations,  or may adversely adjust  prevailing  quota,  duty or tariff  levels.  Under the provisions of the
World Trade Organization,  or WTO, Agreement on Textiles and Clothing, effective as of  January  1,  2005,  the  United  States  and other WTO  member  countries eliminated  quotas on  textiles  and  apparel-related  products  from WTO member countries. As a result of the eliminated quotas, our licensees experienced lower costs on their  imports of finished  goods  which  benefited  their  margins and operating  profitability  in the second  half of fiscal  year  2005.  The United

States  has now  imposed  quotas on  certain  categories  of  products  that our licensees import from China,  including,  but not limited to, certain shirts and certain  sportswear.  If our  licensees  are unable to meet their  product needs either from countries not affected by the United States' restrictions or tariffs or from  domestic  sources,  it could  materially  affect their gross margin and financial performance,  which may in turn materially affect our license revenues and financial performance.

OUR  BUSINESS  IS  SUBJECT  TO  INTENSE  COMPETITION  AND IT COULD BE  ADVERSELY
AFFECTED BY THE FAILURE TO EFFECTIVELY COMPETE

         Aggressive  competition  is found in the licensing and  manufacture  of sporting goods brands. We believe that the Everlast(R)  trademark,  however,  is the most recognized brand  associated with the sport of boxing.  We also believe that  none of our  competitors  in the  boxing  segment  of the  sporting  goods industry have significant  licensing programs. We cannot assure you that we will effectively  compete  against  our  competitors  and this  could have a material adverse affect on our financial performance.

WE RECENTLY INCURRED  SUBSTANTIAL  INDEBTEDNESS AND OUR DEBT SERVICE OBLIGATIONS
MAY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As a result of a borrowing  consummated  on  February 8, 2006,  we have incurred  $25,000,000 of debt. While we believe that we currently  generate cash sufficient to pay the principal and interest on and other amounts due in respect of our indebtedness  when due, a payment of $15.5 million is due on December 31,
2009 for  which we may not have  sufficient  cash.  In  addition,  our  level of indebtedness  could have  other  effects  on our  future  operations,  including increasing our vulnerability to adverse changes in general economic and industry conditions and our ability to obtain additional financing.

POTENTIAL SPORTS PRODUCT  LIABILITY  EXPOSURE MAY HAVE A MATERIAL ADVERSE EFFECT
ON THE CONSUMER DEMAND FOR OUR PRODUCTS

         Our Sports  Products  are  exposed  to an  inherent  risk of  potential product  liability  claims as  boxing is a  high-risk  activity  which  involves physical contact.  A judgment against us due to an alleged failure or defects of our Sports Product could lead to substantial  damage awards.  Although we invest resources in research and  development  and every  attempt is made to ensure the safety of the Sport  Products,  claims  against us may arise and  regardless  of their merit or eventual  outcome these claims may have a material adverse effect on the consumer demand for our products.

WE  ARE  DEPENDENT  ON  OUR  MANUFACTURING  AND  DISTRIBUTION  FACILITY  AND  AN
UNFORESEEN  NATURAL  OCCURRENCE,  ACT OF WAR OR ACT OF  TERRORISM  COULD  HAVE A
MATERIAL  ADVERSE AFFECT ON OPERATIONS AT OUR  MANUFACTURING  FACILITY AND COULD
NEGATIVELY IMPACT OUR SPORT PRODUCTS BUSINESS

         We own a manufacturing and distribution  facility in Moberly,  Missouri of approximately 304,000 square feet. If a situation arises that would cause the
Missouri  manufacturing  plant to  close  down or  reduce  our  production,  our business,  results of operations and financial condition could be materially and adversely affected. These situations may include fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events.

         Furthermore,  certain  actions  domestically  or abroad  could  lead to business  disruptions  or to  cancellations  of  customer  orders  or a  general decrease in consumer  spending.  Our products are considered  non-essential  and their demand is highly elastic with the spending capability of our customers. An economic slow-down may have a material effect on our financial performance.

ITEM 1B. UNRESOLVED SEC COMMENTS

         None

ITEM 2.  PROPERTIES

PRINCIPAL PLACE OF BUSINESS

         The Company renewed its real property leases at its principal office at
1350  Broadway,  New York,  New York  effective  December 2003. The lease is for
12,087 square feet with an annual base rent of $407,728 through November 2008.

MANUFACTURING AND DISTRIBUTION FACILITY

         The Company owns a manufacturing and distribution  facility in Moberly,
Missouri of  approximately  304,000 square feet.  The Company  believes that its existing facility will be adequate to meet its needs for the foreseeable future.
The  Company  further  believes  that  additional  manufacturing  space  will be available at its Moberly,  Missouri manufacturing plant in the event the Company requires additional capacity.

ITEM 3.  LEGAL PROCEEDINGS

JOAN HANSEN & CO.

         On December  20,  2000,  Joan Hansen & Co., a  non-exclusive  licensing agent of the Company (the "Agent"),  filed a lawsuit in the Supreme Court of the
State of New York against the Company,  Everlast, George Horowitz, the President
and Chief Executive  Officer of the Company,  and Ben Nadorf, a former principal stockholder of Everlast and a former Director of the Company,  individually. The
Agent  alleged a breach of contract  on the basis that,  after the Merger of the parent  of  Everlast  with and into the  Company,  the  Company  stopped  paying royalties to Everlast,  and accordingly the Company  discontinued the payment of remuneration to the Agent.

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

         Thereafter the Company filed a motion for summary  judgment against the
Agent seeking  dismissal of the balance of the Agent's  claims.  That motion was decided in the Company's  favor on December 23, 2002. The Agent's appeal of that portion  of the  decision  dismissing  its claim for a breach  of  contract  was unanimously  affirmed  by the  Appellate  Division  on  December  16, 2003 and a
subsequent a motion seeking permission to further appeal to the Court of Appeals was  denied.  The Agent  thereafter  asserted a breach of  contract  claims in a separate  demand for  arbitration.  Hearings  in the  arbitration  commenced  in
November  2004.  On  January  6,  2006,  the   arbitrators   awarded  the  Agent
approximately  $700,000 in back commissions and interest not paid as of December

31, 2005. The Company  recorded this charge in its fourth quarter of fiscal year
2005 and paid the  judgment  in  February  2006.  In  addition,  the  Company is required to make payments for commissions for certain future licensing  revenues during 2006 that will approximate $300,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of fiscal year 2005.

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

                                 2005
                  High                      Low
                  ----                      ---

1st Quarter       $12.91                    $5.75
2nd Quarter       $ 9.02                    $6.57
3rd Quarter       $ 7.40                    $4.60
4th Quarter       $11.36                    $3.47

                                 2004

                  High                      Low
                  ----                      ---

1st Quarter       $3.58                     $2.54
2nd Quarter       $3.10                     $2.46
3rd Quarter       $4.63                     $2.75
4th Quarter       $8.44                     $2.80

HOLDERS

         The  closing  bid price of each  share of Common  Stock as of March 17,
2006 was $18.83.  There were 370 record  holders of the shares of Common  Stock.
Based upon information  received from some of these record holders,  the Company believes  there are  approximately  1,250  beneficial  holders  of the shares of
Common Stock.

DIVIDENDS

         The Company has never paid  dividends on its Common Stock.  The Company anticipates  that, for the foreseeable  future, no dividends will be paid on its

Common Stock in accordance  with its $25 million  Senior Term Facility which was closed on February 8, 2006.

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2005)

-----------------------------------------------------------------------------------------------------------
Plan Category        Number of securities to     Weighted-average         Number of securities remaining
                         be issued upon         exercise price of         available for future issuance
                     exercise of outstanding   outstanding options           under equity compensation
                      options, warrants and     warrants and rights         plans (excluding securities
                           rights (a)                                         reflected in column (a))
-----------------------------------------------------------------------------------------------------------
Equity compensation        1,107,134                  $6.75                         1,222,200
plans approved by
security holders
-----------------------------------------------------------------------------------------------------------

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

         As of January 1, 2005,  the  Company  has  licensed  its United  States women's  apparel  category to Jacques  Moret.  On December  14, 2005 the Company
announced that effective  January 1, 2006; the Company expanded its relationship with Jacques Moret, whereby it signed a four-year license agreement,  granting a license for Everlast's men's activewear,  sportswear,  outerwear and swimwear in the United States. Accordingly,  Everlast has reported its results of operations on a GAAP basis,  which includes the application of SFAS No. 144 "Accounting for the Disposal of Long-Lived  Assets"  which  requires us to report our results of operations  from our  men's  and  women's  apparel  businesses  as  discontinued
components for all current and prior periods presented.

--------------------------------------------------------------------------------------------------------------------------------
                                                                            For the year ended
                                                December 31     December 31     December 31      December 31      December 31
                                                   2005             2004          2003 (a)          2002             2001
                                              ================ =============== =============== ================ ================

Net Sales                                         $31,271,000    $24,438,000     $25,126,000       $27,922,000      $22,783,000
--------------------------------------------------------------------------------------------------------------------------------
Net License Revenues                               11,982,000      9,059,000       6,669,000         5,501,000        5,141,000
--------------------------------------------------------------------------------------------------------------------------------
Operating  Income (Loss) from
Continuing Operations                               5,226,000      1,063,000      (2,158,000)          166,000          111,000
--------------------------------------------------------------------------------------------------------------------------------
(Loss) Income from Discontinued                    (2,774,000)      (973,000)      1,018,000         1,937,000        2,228,000
Components, net of tax
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) (a)                                (948,000)    (1,027,000)       (955,000)        2,448,000        2,339,000
--------------------------------------------------------------------------------------------------------------------------------
Preferred Stock Dividend                                    -              -               -         1,451,000        1,675,000
--------------------------------------------------------------------------------------------------------------------------------
Basic Per Share Data (b):
   Net Income (loss) from Continuing                    $0.55         ($0.02)         ($0.63)            $0.05            $0.04
Operations                                             ($0.83)        ($0.31)          $0.32             $0.62            $0.72
   Net (loss) from Discontinued
Components
--------------------------------------------------------------------------------------------------------------------------------
Diluted Per Share Data (b):
   Net Income (loss) from Continuing                    $0.47         ($0.02)         ($0.63)            $0.04            $0.02
Operations                                             ($0.71)        ($0.31)          $0.32             $0.47            $0.46
   Net Income from Discontinued
Components
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                       61,441,000     64,756,000      64,257,000        63,847,000       63,953,000
--------------------------------------------------------------------------------------------------------------------------------
Long Term Debt, net of current maturities          26,531,000      6,643,000       4,866,000         3,227,000          141,000
--------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock                                  -     25,000,000      30,000,000        35,000,000       40,000,000

(a)      During  fiscal  year  2003,  the  Company  incurred  restructuring  and non-recurring duplicative manufacturing costs aggregating $3.3 million, pretax,  related to the relocation and  consolidation of its Bronx, New
         York manufacturing  facility which closed in December 2003. These costs are included in the net loss from continuing operations.
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

      o     DEFERRED  TAXES.  Deferred  taxes  are  determined,   based  on  the
            differences  between the financial statement and tax bases of assets and liabilities,  as well as the future benefit of any net operating loss carryforward, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established  when necessary to reduce deferred tax assets to the amounts  expected  to be  realized.  In  assessing  the  need  for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  In accordance  with APB Opinion 23, the Company does not accrue  income taxes  on the  undistributed  earnings  of a  subsidiary  which is a
            "DISC"  since the  repatriation  of the  earnings of the DISC is not expected in the foreseeable  future. If circumstances  change and it becomes apparent that some or all of the  undistributed  earnings of the DISC will be remitted in the foreseeable future, then taxes will be accrued.

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

RESULTS OF OPERATIONS

2005 AND 2004 DISPOSAL OF BUSINESS COMPONENTS

         On December 17, 2004,  the Company  entered into its largest  licensing agreement in its history,  whereby it licensed its United States women's apparel business to Jacques Moret,  effective January 1, 2005. On December 14, 2005, the
Company  announced  that  effective  January 1, 2006,  the Company  expanded its relationship  with Jacques Moret whereby the Company  licensed its United States men's apparel  business.  The Company  believes that its decision to license its men's and women's  apparel  businesses was in its best interests to reduce risk, increase  profitability and to grow Everlast apparel presence as a result of the licensee's ability to source product more  competitively,  due to the licensee's buying power, along with the licensee's expanded distribution available from the licensees  presence in certain channels of distribution.  The Company  estimates that  discontinuance of the men's apparel component and its replacement with the license  arrangement  would have improved the Company's net income  available to common  stockholder's by approximately  $1.3 million in 2005, had the transition been completed at the beginning of the year, after giving affect to income taxes and  dividends  associated  with the  Company's  Preferred  Stock.  The  Company estimates that the  discontinuance  of the men's and women's apparel  components and its  replacement  with the license  arrangements,  would have  improved  the
Company's net income  available to common  stockholders  by  approximately  $1.4 million in 2004,  had the  transaction  been  completed at the  beginning of the year,  after giving affect to income taxes,  and dividends  associated  with its
Preferred  Stock.  The  Company  believes  that its results of  operations  will benefit in 2006 as well. In addition, the Company's working capital requirements would have  decreased in both 2005 and 2004, and is expected to decrease in 2006 and thereafter as a result of carrying  lower levels of accounts  receivable and inventory.  Accordingly, the Company has reported its results of operations on a
GAAP basis,  which includes the  application of SFAS No. 144 "Accounting for the
Disposal  of  Long-Lived  Assets"  which  requires  us to report our  results of operations of the Company's men's and women's apparel businesses as discontinued
components for all current and prior periods presented.

2005 AND 2003 RESTRUCTURING AND NON-RECURRING CHARGES

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

December 31, 2003 related to severance  liabilities  and related  employee costs and other  disposal and lease exit costs.  In the fourth quarter of fiscal 2004, we were notified by the former union  representing  employees of the Bronx,  New
York facility that a potential minimum  withdrawal  pension liability existed on these former employees that were covered under a defined benefit  multi-employer pension plan. In the second  quarter of fiscal year 2005 we and the union agreed on a settlement for $273,000 for this minimum withdrawal  liability resulting in a charge for the year ended  December 31, 2005.  Through  December 31, 2005,  we have paid $81,000  towards  this  settlement  and are required to pay  quarterly installments of $12,000 commencing July 1, 2005 through July 2009.

YEAR ENDED 2005 COMPARED TO YEAR ENDED 2004

         Net revenues increased to $43.3 million for the year ended December 31,
2005 from $33.5  million for the year ended  December 31,  2004,  an increase of
$9.8  million,  or 29%.  This  increase  was a result of  increases  in sales of sporting goods equipment of $6.8 million (28% increase),  and licensing revenues of $2.9  million  (32%  increase)  compared to the same  period  last year.  The increase in licensing revenues was a result of the aforementioned  Jacques Moret license,  which accounted for $2.5 million of this increase. The average revenue for our gross  licensing  revenue  stream in  existence  for the past two fiscal periods is approximately $140,000. There were 87 existing licensing arrangements as of December 31, 2005 compared to 66 at December 31, 2004.

         Gross profit increased to $18.4 million for the year ended December 31,
2005 from $14.9  million for the year ended  December  31,  2004.  Gross  profit decreased as a percentage  of net revenues to 42.6% from 44.6%.  The increase in gross profit dollars was due to the aforementioned increase in net revenues. The decrease in gross profit percentage was due to: higher commodity costs primarily due to fuel  surcharges  which are expected to continue in the near term; and an unfavorable  change in sales  mix,  especially  during  the first half of fiscal
2005, which may or may not continue in the foreseeable future.

         Selling and shipping expenses were  approximately  $5.2 million (12% of net  revenues)  for the year ended  December 31, 2005 compared with $6.3 million
(18.7% of net  revenues) for the year ended  December 31, 2004.  The decrease in dollars and as a percentage  of net revenues was primarily a result of decreased marketing and selling  programs,  reduced  freight-out  and logistics  costs and other fixed selling costs,  including  personnel.  In addition,  during the year ended  December 31, 2005, we incurred a non-cash  charge in connection  with the issuance of warrants to purchase  149,000 shares of our common stock,  $0.02 par value (the  "Warrants") to Contender  Partners LLC,  aggregating  $182,000.  The warrants  were valued  using the Black  Scholes  option  pricing  model and were issued in exchange  for product  placement of men's  apparel and sporting  goods appearing on The Contender reality television show, which initially aired on NBC network and its affiliates in March 2005.

         General and  administrative  expenses remained at $6.7 million for both the years ended  December 31, 2005 and December 31, 2004.  During the year ended
December 31, 2005, we incurred a restructuring  charge of $287,000 for a minimum withdrawal  pension  liability  settlement  with the former  union  representing employees of the Bronx, New York facility which was closed in December 2003.

         Amortization expense remained approximately $0.9 million for both years ended December 31, 2005 and 2004.

         Operating  income increased to $5.2 million for the year ended December
31, 2005 from $1.1  million for the  December 31, 2004  comparable  period.  The increase  in  operating  income for the 2005  period was  primarily  a result of higher gross profit dollars and a decrease in operating  expenses,  as explained above.

         Interest expense and finance costs,  net of interest income,  increased to $2.2  million in the year ending  December 31, 2005 from  approximately  $1.1 million  during the  December  31, 2004  period.  The increase was due to higher borrowing  costs  associated  with our  average  outstanding  factor  balance as compared to the prior period, and borrowings  associated with our outstanding $4 million notes payable and amortization of deferred finance costs associated with refinancing  our Preferred  Stock  completed in January  2004.  During the years ended  December  31,  2005 and  2004,  we did not  incur  any  interest  expense associated with our Preferred Stock due to our net losses for those years.

         During  the  fourth  quarter  and year  ended  December  31,  2005,  we announced the passing of our President and Chief Executive Officer.  The Company
was a  co-beneficiary  of a life insurance policy upon his life to the extent of
$1.5  million.   Additionally,   the  Company   previously  created  a  deferred
compensation  plan on his behalf,  and was  obligated to pay $1 million over his term as CEO, as defined.  Accordingly, the Company is required to accelerate its contribution  into  this  plan by reason of his  death,  of  approximately  $0.8 million,  at  December  31,  2005.  The  net  effect  of  these  events  was the recognition of approximately $0.7 million gain recorded in 2005.

         As  previously  disclosed,  on December 20, 2000, a lawsuit was brought against the Company, its subsidiary (EWBH), and two officers of the Company. The complaint was initiated by EWBH's licensing  representative (the "plaintiff") in the Supreme Court of the State of New York (the "Court").  The plaintiff alleged breach of contract,  tortuous interference with contractual relations,  tortuous interference with prospective  business relations and unjust enrichment stemming from the merger of the Company  completed on October 24,  2000.  On December 23,
2002,  the balance of the lawsuit  against the Company was  dismissed by summary judgment.  Plaintiff  subsequently  filed a motion seeking permission to further appeal its claims to the Court of Appeals as well as  reasserting  its breach of contract claims in a separate demand for  arbitration.  The Agent appeal of that portion  of the  decision  dismissing  its claim for a breach  of  contract  was unanimously affirmed by the Appellate Division on December 16, 2003. Hearings in
the arbitration  commenced in November 2004. On January 6, 2006, the arbitrators awarded the Agent  approximately  $700,000 in back  commissions and interest not paid as of December 31,  2005.  The Company  recorded  this charge in its fourth quarter of fiscal 2005 and paid the judgment in February 2006.

         Income  before  income taxes from  continuing  operations  for the year ended December 31, 2005 was $3.0 million  compared to a $7,000 pre-tax loss from continuing  operations  for the year ended  December 31,  2004.  The increase in pre-tax  profits from  continuing  operations  was a result of higher  operating profits offset by higher interest costs, as explained above.

         We recognized a tax provision  from our  continuing  operations of $1.1 million (39% of pretax  profit from  continuing  operations)  for the year ended
December  31, 2005 as compared to a tax  provision of $46,000 for the year ended
December  31,  2004.  We  expect  our  effective  income  tax rate in 2006 to be approximately 40%.

         Net  income  from  continuing  operations  was $1.8  million in 2005 as compared  to a net  loss  of  $53,000  in  2004.  Loss,  net of  tax,  from  the discontinued components was $2.8 million during the year ended December 31, 2005 as compared to a loss from our discontinued component,  net of tax of $1 million in 2004. Accordingly, our net loss for the year ended December 31, 2005 was $0.9 million  as  compared  to net loss in the year  ended  December  31,  2004 of $1 million.  We do not  expect  to  incur  significant  costs  associated  with our discontinued  components  during  fiscal  2006,  and  expect our cash flows from operations to be favorably  impacted by the  elimination  of these  discontinued
components in our business, by approximately $2 million for fiscal 2006.

YEAR END 2004 COMPARED TO YEAR END 2003

         Net sales were $24.4  million for the year ended  December  31, 2004 as compared  to $25.1  million in 2003,  a  decrease  of $.7  million or 2.7%.  The decrease was primarily the result of a decrease in our women's  Canadian apparel business which was licensed in July in 2004.

         Net  licensing  revenues  were $9.1  million for the year ended 2004 as compared to $6.7 million for the year ended  December 31, 2003.  The increase of
$2.4 million,  or 35.8%,  in licensing  revenues in 2004 over 2003 was largely a result of new  licenses  entered  into ($1.5  million) as well as  increases  in revenues  generated  from  existing  licenses,  primarily  overages  earned ($.9 million).  In 2004 we ended with 66 licenses,  after terminating 10 licenses and entering  into 24 new  license  arrangements.  The  average  revenue for license agreements  in  existence  for the  past two  fiscal  periods  is  approximately
$140,000.  There has been no change to the  aggregate  revenue  attributable  to pre-existing licenses.

         Total net revenues in 2004 amounted to $33.5 million  compared to $31.8 million in 2003.  The $1.7  million  increase  was due to  increases  in license revenues as explained above.

         Gross profit in 2004 increased to $14.9 million, 44.5% of net revenues, as compared to the gross profit in 2003 of $12.8  million,  40% of net revenues, an increase of $2.1 million. Gross profit in 2003 adjusted for the restructuring costs  included in cost of sales was $15.8 million or 43.7% of net revenue.  The increase in gross profit dollars and as a percentage of net revenues was largely a result of the increase in net license revenues.

         Selling and shipping costs were approximately $6.3 million for the year ended 2004 (18.7% of net  revenues)  as compared to $6.8  million  (21.3% of net revenues)  for the year ended  December 31, 2003.  The  reduction in dollars and percentages  was due to lower revenues along with the  elimination of the higher dollar value of fixed  selling costs  (principally  salaries and  benefits),  in proportion to the related net revenue base,  causing  selling and shipping costs to decline as a percentage of net revenues.

         General  and  administrative  expenses  were  $6.7  million  in 2004 as compared to $6.2 million in 2003,  an increase of $.5 million.  The increase was due to increases in salaries, taxes, insurance, rent and other overhead costs.

         Restructuring  and  non-recurring  costs  were  $1.1  million  in  2003 compared to none in 2004.

         Amortization  expense remained $0.9 million for each of the years ended
December 31, 2004 and 2003.

         Operating  income from  continuing  operations was $1.1 million for the year ended  December 31, 2004 compared to an operating  loss of $2.2 million for the year ended  December 31, 2003.  The $3.2  million  improvement  in operating income  for 2004 was  primarily  due to the $2.1  million in  restructuring  and non-recurring  costs  incurred  as  mentioned  above,  along with  increases  in licensing revenues.

         Other expenses  (principally  interest  expense and finance costs) were
$1.1  million in 2004 as  compared  to $.5  million in 2003,  an increase of $.6 million.  The  increase  was  due  to  our  refinance  in  January  2004  of our obligations  to redeem our  Preferred  Stock  which  contributed  $.8 million in interest and finance costs during 2004.

         Loss  before  provision  (benefit)  for income  taxes  from  continuing operations was ($7,000) in 2004 as compared to a loss in 2003 of ($2.6) million.
The  decrease  in the loss  before  provision  (benefit)  of income  taxes  from continuing  operations of $2.6 million was due to the reduced  operating loss in
2004 vs. 2003 offset by higher interest and financing costs.

         We  recorded a tax  provision  of $46,000 in 2004 from our pretax  loss from continuing operations vs. a tax benefit of $640,000 in 2003.

         Net loss from continuing  operations was $53,000 in 2004 as compared to a net loss of $2.0  million in 2003.  Loss,  net of tax,  from the  discontinued
components  was $1.0 million in 2004 as compared to $1.0 million profit in 2003.
Accordingly, our net loss for both 2004 and 2003 was approximately $1.0 million.

         There were no dividends  payable to the holders of Preferred  Stock for fiscal years ended December 31, 2004 and 2003 due to our net losses.

LIQUIDITY AND CAPITAL RESOURCES

         We finance our operations  and growth  primarily with our cash flows we generate from our operations and from borrowings with our Factor.

         Net cash provided by operating  activities  for the year ended December
31,  2005 was $6.7  million  compared to net cash used from  operations  of $1.6 million for the year ended December 31, 2004. This increase was primarily due to the  discontinuance of our women's business  component which provided cash flows from our working capital items,  principally accounts receivable,  inventory and accounts payable.

         Net cash used by investing  activities for the years ended December 31,
2005 and 2004 was both  approximately  $.5 million.  The Company  anticipates it will spend approximately $.6 million in investing activities in 2006.

         Net cash used by  financing  activities  was $6.7  million for the year ended December 31, 2005 as compared to net cash provided by financing activities for the year  ended  December  31,  2004 of $.8  million.  During the year ended
December  31,  2005,  our  primary  need for funds  was to  finance  the  annual mandatory  redemption of our Preferred  Stock and interest and financing  costs, along  with  repayments  from our  advances  under our line of  credit  with our
Factor.  We have relied  primarily  upon our cash flow from  operations  and our asset based borrowings from our Factor to finance our operations,  expansion and payments under our Preferred Stock  redemptions and interest  payable.  Cash and cash equivalents were  approximately  $58,000 at December 31, 2005,  compared to
$.6 million at December 31, 2004, a decrease of $.6 million. Working capital was
$0.3 million at December 31, 2005 compared to $2.0 million at December 31, 2004.
The  decrease  in  working  capital  was  due  to  losses  associated  with  our discontinued  men's apparel business  component along with increased  borrowings from our factor aggregating $1.8 million,  primarily to fund our preferred stock payments made of $3.0 million and interest financing costs of $0.8 million.

         The balance of the amount due to Factor represents  accounts receivable assigned to the Factor, net of outstanding  advances made by the Factor us under the factoring agreement. At December 31, 2005 the amount due to factor was $13.0 million as compared to $11.3 million at December 31, 2004.

2006 LIQUIDITY OUTLOOK

         In February 2006, we announced the redemption of all of our outstanding
Preferred  Stock in the  aggregate  principal  amount of $20 million and related
rights  and  privileges,   including  the  elimination  of  the   profit-sharing
mechanism,  the retirement of two representatives on our board of director,  and the  prepayment  of our  outstanding  $6 million in notes  payable to one of the former Preferred Stockholders. We accomplished the redemptions and prepayment by entering into a $25 million  Senior  Secured  Four-Year Term Facility with Wells
Fargo  Century,  Inc.  Under the terms of the credit  facility,  we redeemed our
Preferred  Stock and  prepaid  notes  payable,  and all  rights  and  privileges thereof,  for an aggregate  amount of $22.7 million.  The remaining $2.3 million available  under  the  credit  facility  was  used  to  pay  for  financing  and professional  costs  associated  with the credit  facility.  The credit facility requires  quarterly  principal  installments of $635,000,  commencing  April 30,
2006, with a balloon of $15.5 million due December 31, 2009,  along with monthly interest  on the  related  outstanding  principal  at prime  plus 1%  (currently
8.50%).  The credit  facility  has  customary  covenants  in place,  including a minimum  fixed-charge  financial covenant ratio, and excess cash-flow recapture.
The credit  facility  is  secured  by all our  tangible  and  intangible  assets including that of our wholly-owned  subsidiaries.  In addition,  we also amended our $17 million  line of credit with our Factor,  who also  provided  the credit facility.

         We  believe  our  2006   liquidity  and  working   capital  ratio  will
significantly  be enhanced and improved by the  aforementioned  refinance of our debt and the  discontinued  men's  and  women's  business  components.  Our 2005 operating income from continuing operations was $5.2 million and earnings before
interest,   taxes,   depreciation  and  amortization  (EBITDA)  from  continuing operations was $7.3 million.  We expect these  continuing  operations to provide operating and free cash flows in 2006 to finance our  operations,  and make debt service  payments in accordance  with the above term facility,  repayment to our factor from advances and  borrowings  used to fund working  capital  needs,  and other debt instruments and contractual  obligations shown in the table below. If positive  cash flow does not occur  there  will be a  decrease  in cash and cash equivalents and additional borrowings may be required by our Factor and/or other lenders.

CONTRACTUAL OBLIGATIONS

         Obligations for all debt instruments,  capital and operating leases and other contractual obligations as of December 31, 2005, are as follows:

                     Payments Due by Period (In 000's)
                                               -----------------------------------------
                                                                  Less than
                                                     Total          1 Year     1-3 Years
                                               -----------------------------------------
Senior Term Facility                               $ 25,000         1,905      $ 23,095
Long-term debt  obligations and capital lease
obligations                                           3,672           236         3,436
Operating leases                                      1,180           408           772
                                               -----------------------------------------
Total contractual cash obligations                 $ 29,852       $ 2,549      $ 27,303
                                               =========================================

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance  sheet  arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial  condition,  revenues or expenses,  results of operations,  liquidity, capital expenditures or capital resources that is material to our investors.

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

          Interest:  From time to time the  Company  invests  its excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time  the  investments  are  outstanding  and  their  general  liquidity,  these instruments  are classified as cash  equivalents  in the Company's  consolidated balance sheet and the Company believes that these investments do not represent a material  interest rate risk to it. The  Company's  long-term  debt  obligations consists of its $25 million  Senior  Term  Facility  that was closed in February
2006 and its mortgage  loan on its Moberly  facility and its  equipment  finance obligations. Based on the Company's average outstanding debt instruments subject to variable  interest  rates under its $17 million line of credit,  for the year ended  December 31, 2005 of $14.8  million,  a 50 basis point change in the base rate would result in an approximately $74,000 change in interest expense.

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

ITEM 9B.  OTHER INFORMATION

          None.

                                    PART III

Item  10,  "Directors  and  Executive  Officers  of the  Registrant",  Item  11,
"Executive  Compensation",  Item 12, "Security  Ownership of Certain  Beneficial
Owners and  Management  and  Related  Stockholder  Matters",  Item 13,  "Certain
Relationships and Related Transactions", and Item 14, "Principal Accountant Fees
and  Services"  have been omitted from this report  inasmuch as the Company will file with the  Securities  and Exchange  Commission  pursuant to Regulation  14A within  120 days  after the end of the  fiscal  year  covered  by this  report a definitive Proxy Statement for the Annual Meeting of Stockholders of the Company
currently  scheduled  to  be  held  on  June  2,  2006,  at  which  meeting  the stockholders  will vote upon,  among other things,  selection of the  directors.
This information in such Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)  (1)  LIST OF FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheets - December 31, 2005 and 2004

     Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003

     Consolidated  Statements of Stockholders' Equity - Years ended December 31,
     2005, 2004 and 2003

     Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

     Notes to Consolidated Financial Statements

     (2) List of Financial Statement Schedule

         Valuation and Qualifying Accounts (Schedule II)

                                                       Balance at
                                                       Beginning         Charged to                       Balance at
                                                          of             Costs and                          End of
                                                        Period           Expenses       Deductions          Period
                                                        ------           --------       ----------          ------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS:

              Year ended December 31, 2005                 $10,000          $38,595              -         $48,595

              Year ended December 31, 2004                 412,000                -        402,000          10,000

              Year ended December 31, 2003                 276,000          136,000              -         412,000

                   RESERVE FOR CHARGEBACKS

              Year ended December 31, 2005                 275,000          833,046        219,046         889,000

              Year ended December 31, 2004                 215,000        2,829,000      2,769,000         275,000

              Year ended December 31, 2003                 150,000        1,862,000      1,797,000         215,000

                     RESTRUCTURING ACCRUAL

              Year ended December 31, 2005                       -          287,000         81,305         205,696

              Year ended December 31, 2004                 500,000                -        500,000               -

              Year ended December 31, 2003                       -          500,000              -         500,000

(b)       REPORTS ON FORM 8-K

     (1) Form 8-K dated December 14, 2005 and December 20, 2005.

     The  Company  announced  in a press  release  dated  December  14, 2005 the signing of a license  agreement in granting  Jacques Moret,  Inc.,  licensee,  a license for the use of the Everlast mark to  manufacture,  market and distribute women's  apparel and activewear in the United  States.  On December 20, 2005 the
Company filed copies of the Jacques Moret, Inc. license as a material contract.

     (2) Form 8-K dated November 30, 2005

     The  Company  announced  in a press  release  dated  November  29, 2005 the passing of its Chief Executive  Officer,  George Q. Horowitz and Chairman of the
Board of Directors the naming of the Company's  President,  Seth Horowitz as its
Chief Executive Officer and Chairman of the Board of Directors.

     (3) Form 8-K dated November 7, 2005

     The Company  announced  in a press  release its results of  operations  and financial condition for its fiscal 2005 third quarter ended September 30, 2005

(c)  Exhibits

   Exhibit                                                           Filed
    Index      Description of Document                              Herewith    Incorporated by Reference To:
    -----      -----------------------                              --------    ------------------------------
               Certificate of Incorporation of the Company, as
3.1(a)         amended ("Certificate of Incorporation").                        Exhibit 3.(i) of Registration Statement File No.33-87954
                                                                                (the "1995 Registration Statement")

3.1(b)         Certificate of Amendment of the Certificate of                   Exhibit 3.1(b) of the 2000 Form 10-KSB for the year ended
               Incorporation.                                                   December 31, 2000

3.2            Bylaws of the Company.                                           Exhibit 3. (ii) of the 1995 Registration Statement.

10.1           Lease, dated as of December 1, 2003, between the                 Exhibit 10.2 of the 2003 Form 10-K for the year ended
               Company and 1350 Broadway Associates.                            December 31, 2003.

10.2           Agreement and Plan of Merger dated August 21,                    Exhibit 99.1 of the Current Report on Form 8-K filed
               2000 by and among Everlast Worldwide Inc. (f/k/a                 November 7, 2000.
               Active Apparel Group, Inc.), Everlast Holding
               Corp., a Delaware corporation, and the
               stockholders of Everlast Holding.

10.3           2000 Stock Option Plan of the Company, as amended                Appendix A of Schedule 14A filed on May 2, 2005

10.4           2005 Non-employee Director Stock Option Plan                     Appendix B of Schedule 14A filed on May 2, 2005

10.5          Term Loan                                                         Exhibit 99.1 of the Current report on Form 8-K filed
                                                                                February 7, 2006

10.6          Second Amended and Restated Security Agreement                    Exhibit 99.2 of the Current report on Form 8-K filed
                                                                                February 7, 2006

10.7          Amended and Restated Factoring Agreement                          Exhibit 99.3 of the Current report on Form 8-K filed
                                                                                February 7, 2006

10.8          Security Purchase Agreement with Benjamin Nadorf                  Exhibit 99.4 of the Current report on Form 8-K filed
                                                                                February 7, 2006

10.9          Security Purchase Agreement with Arlene Shechet                   Exhibit 99.5 of the Current report on Form 8-K filed
                                                                                February 7, 2006

10.10         Security Purchase Agreement with Arthur Shechet                   Exhibit 99.6 of the Current report on Form 8-K filed
                                                                                February 7, 2006

21            List of Subsidiaries                                     X

23.1          Consent of Independent Auditors                          X

31.1a         Certification  of Chief Executive  Officer pursuant      X
              to  Rule   13a-14(a)  and  Rule  15d-14(a)  of  the
              Securities Exchange Act, as amended.

31.2a         Certification  of Chief Financial  Officer pursuant      X
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

                                           Everlast Worldwide Inc.

                                          By: /s/ Seth Horowitz
                                              ---------------------------------
                                              Seth Horowitz
                                              Chairman, Chief Executive Officer
                                              and President

                                          By: /s/ Gary J. Dailey
                                              ---------------------------------
                                              Gary J. Dailey
                                              Chief Financial Officer

Dated: March 27, 2006

        In accordance with the Exchange Act this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

 March 27, 2006                           /s/ Seth Horowitz
                                          Seth Horowitz  (Chairman;  Chief
                                          Executive Officer;  President
                                          and Principal Executive Officer)

 March 27, 2006                           /s/ Gary J. Dailey
                                          -----------------------------------
                                          Gary J. Dailey (Chief Financial
                                          Officer; and Chief Accounting Officer)

 March 27, 2006                           /s/ James Anderson
                                          -----------------------------------
                                          James Anderson (Director)

 March 27, 2006                           /s/ Larry Kring
                                          -----------------------------------
                                          Larry Kring (Director)

 March 27, 2006                           /s/ Edward Epstein
                                          -----------------------------------
                                          Edward Epstein (Director)

 March 27, 2006                           /s/ Mark Ackereizen
                                          -----------------------------------
                                          Mark Ackereizen (Director)

 March 27, 2006                           /s/ James Mcguire, Jr.
                                          -----------------------------------
                                          James McGuire, Jr. (Director)

 March 27, 2006                           /s/ Jeffrey Schwartz
                                          -----------------------------------
                                          Jeffrey Schwartz (Director)

                                          -----------------------------------
                                          Teddy Atlas

                            EVERLAST WORLDWIDE INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      PAGE

Report of Independent Registered Public Accounting Firm                1f

Consolidated Balance Sheets                                            2f

Consolidated Statements of Operations                                  3f

Consolidated Statements of Changes in Stockholders' Equity            4-5f

Consolidated Statements of Cash Flows                                  6f

Notes to Consolidated Financial Statements                           7f-31f

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Everlast Worldwide Inc. and Subsidiaries
New York, NY

We have  audited  the  accompanying  consolidated  balance  sheets  of  Everlast
Worldwide  Inc.  and  subsidiaries  as of December  31,  2005 and 2004,  and the related consolidated statements of operations,  changes in stockholders' equity, and cash flows for each of the three  years in the  period  ended  December  31,
2005. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the financial position of Everlast Worldwide
Inc. and  subsidiaries  as of December 31, 2005 and 2004, and the results of its operations  and its cash flows for each of the three  years in the period  ended
December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY                                     /s/ Berenson LLP
February 17, 2006

                                      1-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                     -----------------------------------------
                                    ASSETS                                                   2005                   2004
                                                                                     -------------------    ------------------
Current assets:
   Cash and cash equivalents                                                            $    58,000            $   649,000
   Accounts and licensing receivables, net                                               11,117,000              9,781,000
   Inventory of discontinued components                                                   1,205,000              1,020,000
   Inventories                                                                            6,732,000             11,762,000
   Prepaid expenses and other current assets                                              2,761,000                921,000
                                                                                     -------------------    ------------------
              Total current assets                                                       21,873,000             24,133,000
Property and equipment, net                                                               6,213,000              6,182,000
Goodwill                                                                                  6,718,000              6,718,000
Trademarks, net                                                                          22,664,000             23,576,000
Restricted cash                                                                           1,059,000              1,028,000
Other assets                                                                              2,914,000              3,119,000
                                                                                     -------------------    ------------------
                                                                                        $61,441,000            $64,756,000
                                                                                     ===================    ==================

LIABILITIES, REDEEMABLE PARTICIPATING PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of Series A redeemable participating preferred stock              $         -            $ 3,000,000
   Due to factor                                                                         13,028,000             11,316,000
   Current maturities of long-term debt                                                   2,141,000                249,000
   Accounts payable                                                                       3,159,000              6,530,000
   Accrued expenses and other current liabilities                                         3,252,000              1,062,000
                                                                                     -------------------    ------------------
              Total current liabilities                                                  21,580,000             22,157,000
License deposits payable                                                                    465,000                440,000
Series A redeemable participating preferred stock                                                 -             22,000,000
Note payable                                                                                      -              4,000,000
Other liabilities                                                                                 -                190,000
Long-term debt, net of current maturities                                                26,531,000              2,643,000
                                                                                     -------------------    ------------------
                                                                                         48,576,000             51,430,000
                                                                                     -------------------    ------------------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.002; 19,000,000 shares authorized;
     3,552,743 issued, 3,378,743 outstanding, 3,070,359-2004                                  8,000                  7,000
   Class A common stock, par value $.01; 100,000 shares authorized, issued
       and outstanding                                                                        1,000                  1,000
   Paid-in capital                                                                       12,307,000             11,821,000
   Retained earnings                                                                      1,276,000              2,224,000
                                                                                     -------------------    ------------------
                                                                                         13,592,000             14,053,000
   Less: treasury stock, at cost (174,000 common shares)                                   (727,000)              (727,000)
                                                                                     -------------------    ------------------
                                                                                         12,865,000             13,326,000
                                                                                     -------------------    ------------------
                                                                                        $61,441,000            $64,756,000
                                                                                     ===================    ==================

                     The accompanying notes are an integral part of the consolidated financial statements.

                                                              2-f

                                              EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Years ended December 31,
                                                                           ---------------------------------------------------------
                                                                                 2005                 2004                 2003
                                                                           ----------------   ------------------    ----------------
Net sales                                                                   $31,271,000          $24,438,000          $25,126,000
Net license revenues                                                         11,982,000            9,059,000            6,669,000
                                                                           ----------------   ------------------    ----------------
Net revenues                                                                 43,253,000           33,497,000           31,795,000
                                                                           ----------------   ------------------    ----------------

Cost of goods sold                                                           24,807,000           18,553,000           18,999,000
                                                                           ----------------   ------------------    ----------------

Gross profit                                                                 18,446,000           14,944,000           12,796,000

Operating expenses:
   Selling and shipping                                                       5,178,000            6,262,000            6,776,000
   General and administrative                                                 6,660,000            6,706,000            6,170,000
   Restructuring and non-recurring costs                                        287,000                    -            1,095,000
   Costs in connection with warrant issuance                                    182,000                    -                    -
   Amortization expense                                                         913,000              913,000              913,000
                                                                           ----------------   ------------------    ----------------
                                                                             13,220,000           13,881,000           14,954,000
                                                                           ----------------   ------------------    ----------------

Operating income (loss) from continuing operations                            5,226,000            1,063,000           (2,158,000)

Other expense (income):
   Interest expense and financing costs                                       2,238,000            1,087,000              503,000
   Proceeds from life insurance benefit, net                                   (653,000)                   -                    -
   Loss on litigation settlement                                                692,000                    -                    -
   Investment income                                                            (22,000)             (17,000)             (48,000)
                                                                           ----------------   ------------------    ----------------
                                                                              2,255,000            1,070,000              455,000
                                                                           ----------------   ------------------    ----------------

Income (loss) before provision (benefit) for income taxes
    from continuing operations                                                2,971,000               (7,000)          (2,613,000)
Provision (benefit) for income taxes                                          1,145,000               47,000             (640,000)
                                                                           ----------------   ------------------    ----------------

Net income (loss) from continuing operations                                  1,826,000              (54,000)          (1,973,000)

(Loss) income from discontinued components, net of tax                       (2,774,000)            (973,000)           1,018,000
                                                                           ----------------   ------------------    ----------------

Net loss available to common stockholders                                     ($948,000)         ($1,027,000)            (955,000)
                                                                           ================   ==================    ================
Basic earnings (loss) per share from continuing operations                        $0.55               ($0.02)              ($0.63)
                                                                           ================   ==================    ================
Diluted earnings (loss) per share from continuing operations                      $0.47               ($0.02)              ($0.63)
                                                                           ================   ==================    ================
Basic earnings (loss) per share from discontinued components                     ($0.83)              ($0.31)               $0.32
                                                                           ================   ==================    ================
Diluted earnings (loss) per share from discontinued components                   ($0.71)              ($0.31)               $0.32
                                                                           ================   ==================    ================
Net basic loss per share                                                         ($0.28)              ($0.33)              ($0.31)
                                                                           ================   ==================    ================
Net diluted  loss per share                                                      ($0.24)              ($0.33)              ($0.31)
                                                                           ================   ==================    ================

                       The accompanying notes are an integral part of the consolidated financial statements.

                                                                3-f

                                              EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                              Class A
                                             Total               Common stock             common stock
                                          comprehensive   ------------------------  -----------------------    Paid-in
                                          Income (loss)      Shares        Amount      Shares       Amount     capital
                                          ------------    ------------- ----------- ------------ ---------- --------------

Balance, December 31, 2002                                  3,008,236     $6,000       100,000     $1,000     $11,663,000
                                                          ============= =========== ============ ========== ==============

Comprehensive loss:
  Net loss                                 $ (955,000)
  Unrealized holding loss                      (3,000)
                                          ------------
Comprehensive loss                          $(958,000)
                                          ============
Exercise of stock options                                      20,668          -             -          -          34,000
                                                          ------------- ----------- ------------ ---------- --------------

Balance, December 31, 2003                                  3,028,904      6,000       100,000      1,000      11,697,000
                                                           ============= =========== ============ ========== ==============

Comprehensive loss:
 Net loss                                ($1,027,000)
                                          ------------

Exercise of stock options                                      41,455      1,000                                  124,000
                                                          ------------- ----------- ------------ ---------- --------------

Balance, December 31, 2004                                  3,070,359      7,000       100,000       1,000     11,821,000
                                                          ============= =========== ============ ========== ==============

Comprehensive loss:
  Net loss                                  ($948,000)
                                          ============
  Issuance of shares  associated with
make-whole provision of Merger                                 70,108

  Issuance of warrants  and  exercise
of stock options                                              238,276      1,000                                  486,000

Balance, December 31, 2005                                  3,378,743     $8,000       100,000     $1,000     $12,307,000
                                                          ============= =========== ============ ========== ==============

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                4-f

                                                              Accumulated
                                                                Other           Treasury stock
                                            Retained        comprehensive -------------------------
                                            earnings        Income (loss)   Shares        Amount          Total
                                          -------------- ---------------- ----------- ------------- ----------------

Balance, December 31, 2002                  $4,206,000           $3,000      174,000    $(727,000)     $15,152,000
                                          ============== ================ =========== ============= ================

Comprehensive loss:                           (955,000)                                                   (955,000)
  Net loss                                                       (3,000)                                    (3,000)
  Unrealized holding loss

Comprehensive loss

Exercise of stock options                                                                                   34,000
                                          -------------- ---------------- ----------- ------------- ----------------

Balance, December 31, 2003                   3,251,000      $         -      174,000     (727,000)      14,228,000
                                         = ============== ================ =========== ============= ===============

Comprehensive loss:
 Net loss                                   (1,027,000)                                                 (1,027,000)

Exercise of stock options                                                                                   125,000
                                          -------------- ---------------- ----------- ------------- ----------------

Balance, December 31, 2004                   2,224,000                -      174,000     (727,000)      13,326,000
                                          ============== ================ =========== ============= ================

Comprehensive loss:
  Net loss

  Issuance of shares  associated with
make-whole provision of Merger                (948,000)                                                   (948,000)

  Issuance of warrants  and  exercise
of stock options                                                                                           487,000

                                                                                                                 -
Balance, December 31, 2005                  $1,276,000     $          -      174,000    $(727,000)     $12,865,000
                                          ============== ================ =========== ============= ================

                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                 5-f

                                         EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Years ended December 31,
                                                                             --------------------------------------------
                                                                                  2005           2004            2003
                                                                             ------------   --------------  -------------
Cash flows from operating activities:
   Net loss                                                                   $(948,000)     $(1,027,000)    $ (955,000)
   Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Bad debts                                                                  39,000                -        136,000
      Depreciation                                                              542,000          537,000        534,000
      Amortization                                                            1,468,000        1,389,000      1,062,000
      Non-cash cost in connection with warrant issuance                         182,000                -              -
      Interest income on restricted cash                                        (31,000)         (13,000)       (11,000)
      Non-cash  restructuring  and  non-recurring   charges,   including
      related inventory charge                                                        -                -      1,157,000
      Changes in assets (increase) decrease:
       Accounts receivable                                                    4,125,000       (1,048,000)    (1,101,000)
       Inventories                                                            4,844,000       (1,770,000)      (584,000)
       Prepaid expenses and other current assets                             (1,839,000)         186,000       (338,000)
       Other assets                                                            (350,000)        (111,000)       (74,000)
      Changes in liabilities increase (decrease):
       Accounts payable and  accrued expenses and other liabilities          (1,373,000)         423,000      1,238,000
       License deposits payable                                                  25,000         (129,000)         5,000
                                                                             ------------   --------------  -------------
             Net cash provided by (used) operating activities                 6,684,000       (1,563,000)     1,069,000
                                                                             ------------   --------------  -------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                        -                -        309,000
   Acquisition of property and equipment                                       (572,000)        (531,000)      (268,000)
                                                                             ------------   --------------  -------------
             Net cash (used) provided by investing activities                  (572,000)        (531,000)        41,000
                                                                             ------------   --------------  -------------

Cash flows from financing activities:
   Repayment of long-term debt instruments                                     (219,000)        (310,000)      (389,000)
   (Repayments)/ advances to/from factor                                     (3,789,000)       4,091,000      3,803,000
   Redemption of participating preferred stock                               (3,000,000)      (3,000,000)    (3,000,000)
   Issuance of common stock in connection with exercise
      of options                                                                305,000          125,000         34,000
   Financing costs in connection with preferred stock refinance                       -         (100,000)      (700,000)
   Payment of preferred stock dividend                                                -                -     (1,451,000)
                                                                             ------------   --------------  -------------
             Net cash (used) provided by financing activities                (6,703,000)         806,000     (1,703,000)
                                                                             ------------   --------------  -------------

Net decrease in cash and cash equivalents                                      (591,000)      (1,288,000)      (593,000)
Cash and cash equivalents, beginning of year                                    649,000        1,937,000      2,530,000
                                                                             ------------   --------------  -------------

Cash and cash equivalents, end of year                                        $  58,000       $  649,000     $1,937,000
                                                                             ============   ==============  =============

                   The accompanying notes are an integral part of the consolidated financial statements.

                                      6-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

1.       Nature of business:

                  Everlast  Worldwide  Inc.,  a  Delaware  corporation  and  its subsidiaries (collectively,  the Company and herein also referred to as
         "we", "us" and "our") was organized on July 6, 1992.  Effective January
         1,  2006,  we  are  engaged  in  two  business  segments:  the  design, manufacturing,  importing, marketing and sale of sporting goods related to the sport of boxing such as boxing gloves,  heavy bags,  speed bags, boxing trunks,  and  miscellaneous  gym equipment that are sold through
         sporting  goods  stores,   mass   merchandisers,   catalog  operations,
         gymnasiums,  and martial  arts  studios;  and we license and market the
         Everlast(R) trademark to numerous companies that source and manufacture products  such as men's,  women's  and  children's  apparel,  footwear, cardiovascular  equipment,  eyewear,  sports  bags,  hats,  fragrances, nutritional  products and other  accessories.  Prior to January 1, 2006 and 2005,  we were engaged in the design,  manufacture,  marketing  and sale of men's and women's,  respectively,  activewear,  sportswear  and outerwear (the "Apparel Products") each featuring the widely-recognized
         Everlast(R)  trademark.  On December 17, 2004,  Everlast  announced the signing of the  largest  license  agreement  in the  Company's  history whereby it  licensed  its United  States  women's  apparel  category to
         Jacques Moret,  Inc.  effective  January 1, 2005. On December 14, 2005,
         Everlast  announced  the signing of another  licensing  agreement  with
         Jacques  Moret  whereby we licensed  its United  States  men's  apparel category to them effective January 1, 2006.

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

         e.     Accounts and licensing receivables:

                The  accounts  and  licensing  receivables  arise in the  normal course of our businesses.  It is the policy of management to review the outstanding  accounts and licensing  receivable at year end, as well as

                                      7-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

         the bad debt  write-offs  experienced  in the past,  and  establish  an allowance for doubtful accounts for uncollectible amounts. An allowance for doubtful accounts of $49,000 and $10,000 has been established as of
         December 31, 2005 and 2004, respectively.

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
                Rather,  goodwill  is subject to a periodic  impairment  test to asses its fair value.  During the years ended December 31, 2005,
                2004 and 2003 the Company completed its annual impairment review of goodwill, which indicated that there was no impairment.

                ii.     Trademarks:

                        At  December  31,  2005,   the  Company  has  trademarks
                acquired from a merger in 2000.  These costs are amortized  over
                30 years.  From the date of the  merger,  through  December  31,
                2005,  management  has deemed these  trademarks to have a finite life, and has amortized these assets over thirty years.  For the
                years  ended  December  31,  2005,  2004  and  2003,   trademark
                amortization expense was $913,000 for each year, respectively.

                                      8-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                Trademarks are as follows:

                                                     2005             2004
                                                 ------------     -----------
                Gross carrying amount of
                  trademarks, at cost             $27,380,000     $27,380,000

                Accumulated amortization            4,716,000       3,804,000
                                                 ------------     -----------

                Trademarks - net                  $22,664,000     $23,576,000
                                                 ============     ===========

                The  Company  anticipates   amortization   associated  with  its
         intangible  assets to approximate  $913,000 annually over the next five years, subject to a change in the estimated useful life.

         i.     Concentration of credit risk:

                The Company  routinely  extends credit to companies for the sale of its sporting goods  equipment  merchandise.  This credit risk may be
         affected  by  changes  in  economic  or  other   conditions   and  may,
         accordingly,  impact the  Company's  overall  credit  risk.  Management believes  that  the  credit  risk is  mitigated  by the  strict  credit evaluation of those customers to which it extends credit.  Reserves for potential  credit  losses  are  maintained  and such  losses  have been immaterial to the Company's  financial position and within management's expectations.

         j.     Significant contracts:

                Effective  January 1, 2005, a license agreement was entered into by the Company  and Jacques  Moret,  Inc. of New York.  This  agreement grants  Jacques  Moret,  a major  supplier  to the US  women's  apparel market,  a license for Everlast  women's  apparel in the United States.
         Under the terms of this  five-year  agreement,  Jacques  Moret will pay
         $12.5 million in minimum  guarantees  to Everlast.  During this initial five-year  term,  Moret has the option to renew for an additional  five years for minimum  guarantees  of $13.5  million,  or has the option to sign a  ninety-nine  year license for women's  apparel  rights,  in the
         United  States and  Canada for  approximately  $26  million.  Effective
         January 1, 2006,  the Company  expanded its  relationship  with Jacques
         Moret,  whereby it signed a  four-year  license  agreement,  granting a license for  Everlast  men's  active-wear,  sportswear,  outerwear  and swimwear in the United States, for minimum guaranteed royalties of $2.3 million over the four-year  term.  The license  agreement also contains renewal  options of  five-year  terms.  There is currently no perpetual license  provision  in this  contract  as  with  the  women's  contract mentioned above.

         k.     Income taxes:

                The  Company  and  its  wholly-owned   subsidiaries,   with  the
         exception  of Everlast  Sports  International,  Inc.  ("ESI"),  files a consolidated  federal  income tax return.  ESI  qualifies as a Domestic
         International Sales Corporation (DISC),  which results in a deferral of tax on its income.  No deferred tax liability has been recorded,  since the Company does not  anticipate  the  repatriation  of earnings in the foreseeable  future.  The Company  also files  various  state and local income tax returns pursuant to reporting requirements in those locales.

                                      9-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

         l.     Advertising expense:

                The Company expenses advertising costs as they are incurred.  As of December 31, 2005,  2004 and 2003, the Company had incurred,  in its
         continuing   operations,   advertising  and  promotional   expenses  of
         approximately   $2.1   million,   $2.7   million   and  $2.4   million,
         respectively.

         m.     Estimates:

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

         n.     Shipping and handling costs:

                Shipping and handling costs from continuing  operations totaling approximately  $.7  million,  $.8 million and $.4 million for the years ended December 31, 2005, 2004 and 2003,  respectively,  are included in selling and shipping expenses on the statement of operations.

         o.     Accounting for stock based compensation:

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
         Generally,  the approach in Statement 123(R) is similar to the approach described in Statement  123.  However,  Statement  123(R)  requires all share-based  payments to employees,  including grants of employee stock options,  to be recognized in the income  statement based on their fair values.  Pro forma  disclosure  is no longer an  alternative.  In April
         2005,  the SEC amended the compliance  dates for Statement  123(R) from fiscal periods  beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. We expect to adopt  Statement 123 (R) in the first quarter of our fiscal year commencing January 1, 2006.

                As  permitted  by  Statement  123,  we  currently   account  for
         share-based  payments to  employees  using APB Opinion  25's  intrinsic value method and, as such,  generally  recognizes no compensation  cost for  employee  stock  options.  Accordingly,  the adoption of Statement
         123(R)'s  fair  value  method  will  have an  impact  on our  result of operations,  although it will have no impact on our  overall  financial position.  The  impact  of  adoption  of  Statement  123(R)  cannot  be predicted at this time because it will depend on levels of  share-based payments  granted in the  future.  However,  had we  adopted  Statement
         123(R)  in prior  periods,  the  impact  of that  standard  would  have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share below.

                Pro forma information  regarding earnings and earnings per share is  required  by SFAS No. 123,  and has been  determined  as if we have accounted  for our stock  options  under the fair value  method of that
         Statement.  The fair value for these  options was estimated at the date of grant using a Black-Scholes  option pricing model with the following weighted-average  assumptions: risk free interest rates ranging from 1%
         to 2%; no dividend  yield;  volatility  factors of the expected  market price of our common  stock  ranging  from  approximately  78% to 6% for

                                      10-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

         fiscal years 2005 through 2002; and a weighted-average expected life of the options of five years in each year.

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

                                                       2005              2004           2003
                                                     ---------------  ---------------  ------------

Net loss as reported                                    $(948,000)      $(1,027,000)     $(955,000)

Deduct: total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                        78,000            57,000         35,000
                                                     ---------------  ---------------  ------------

Pro forma net loss                                    $(1,026,000)      $(1,084,000)     $(990,000)
                                                     ===============  ===============  ============

Earnings (loss) per share:
  Basic - as reported                                   $(0.28)           $(0.33)         $(.31)
                                                        =======           =======         ======
  Basic - pro forma                                     $(0.30)           $(0.35)         $(.32)
                                                        =======           =======         ======

  Diluted - as reported                                 $(0.24)           $(0.33)         $(.31)
                                                        =======           =======         ======
  Diluted - pro forma                                   $(0.26)           $(0.35)         $(.32)
                                                        =======           =======         ======

                                      11-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

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
         146 are  effective  for exit or disposal  activities  that we initiated
         after  December  31,  2002.   Refer  to  Note  5,   Restructuring   and
         Non-recurring  Charges for our  disposal and exit  activities  incurred during the fiscal years ended through 2005, 2004 and 2003.

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
                        DECEMBER 31, 2005, 2004 AND 2003

         Series A Redeemable  Participating  Preferred Stock ("Preferred Stock")
         meets this definition, and thus has been reclassified as a liability on our Consolidated Balance Sheets as of December 31, 2005 and 2004.

                Application  of  SFAS  No.  150  requires  our  Preferred  Stock instruments to be reclassified  at its current  carrying amount with no cumulative adjustment recognized. In addition,  dividends, if any to be paid, as defined, associated with our Preferred Stock instrument are to be  classified  as interest  expense  commencing  from the three months ended  September 30, 2003 onward.  During the years ended  December 31,
         2003  through  2005,  no  dividends  have been  classified  as interest expense  due to our net losses.  Dividends  and other  amounts  paid or accrued prior to  reclassification of the instrument to a liability are not  reclassified  as interest cost upon  transition in accordance with
         SFAS No. 150.

4.       Disposal of components:

                On December  17, 2004,  we announced  the signing of the largest license  agreement in our history  whereby we licensed our United States women's apparel category to Jacques Moret, Inc.,  effective January 1, 2005. On December
14,  2005 we further  expanded  our  relationship  with  Jacques  Moret  whereby effective January 1, 2006, we licensed our United States men's apparel category.
We believe  that it was in our best  interest  to license  our women's and men's apparel businesses to reduce risk,  increase  profitability and to grow Everlast apparel  presence as a result of the  licensees'  ability to source product more competitively,  due to its buying  power,  along with its expanded  distribution available from it presence in certain channels of distribution.

                The   following   results  of  our  women's  and  men's  apparel
components have been presented as (loss) income from discontinued  components in the accompanying consolidated statements of operations:

                                                            2005               2004              2003
                                                      ---------------   ----------------   ---------------
Net sales                                              $ 10,406,000        $32,665,000       $32,990,000
Costs and expenses                                       14,638,000         33,464,000        31,216,000
                                                      ---------------   ----------------   ---------------

(Loss) income before income taxes                        (4,232,000)         (799,000)         1,774,000
(Benefit) provision for income taxes                     (1,458,000)           174,000           756,000
                                                      ---------------   ----------------   ---------------

(Loss) income from discontinued components            $  (2,774,000)       $  (973,000)     $  1,018,000
                                                      ===============   ================   ===============

                Included in the loss (income) from  discontinued  components are losses on the disposal of assets of $487,000,  $155,000 and $0 in 2005, 2004 and
2003,  respectively.  At December 31, 2005 and 2004 inventory available for sale of approximately  $1 million each represents  inventory of our men's and women's apparel  components that were acquired by the licensee in January 2006 and 2005, respectively.  Payment for the inventory is scheduled to be received during 2006 for the men's portion of the inventory  available for sale. Payment for the 2004 inventory was received in 2005.

5.      Restructuring and non-recurring charges:

                                      13-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

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

                In the fourth  quarter of fiscal 2004,  we were  notified by the former union  representing  employees of the Bronx,  New York  facility that a potential minimum  withdrawal pension liability existed on these
         former   employees   that  were   covered   under  a  defined   benefit
         multi-employer  pension plan. In the second  quarter of fiscal 2005 the
         Company  and the union  agreed on a  settlement  of  $273,000  for this minimum withdrawal  liability  resulting in a charge for the year ended
         December 31,  2005.  Through  December  31, 2005,  the Company has paid
         $81,000  towards  this  settlement  and is  required  to pay  quarterly installments of $12,000 commencing July 1, 2005 through July 2009.

6.       Loss on litigation settlement:

                On December 20,  2000, a claim was brought  against the Company, its subsidiary (EWBH),  and two officers of the Company.  The complaint was initiated by a EWBH's licensing representative (the "plaintiff") in the Supreme Court of the State of New York (the "Court"). The plaintiff alleged  breach of contract,  tortuous  interference  with  contractual relations,  tortuous  interference with prospective  business relations and unjust enrichment stemming from the merger of the Company completed on October 24,  2000.  On November  30,  2001,  the claims  against the officers were  dismissed by the Supreme  Court.  On June 27, 2002,  the
         Appellate  Divisions  unanimously  affirmed  the order  dismissing  the plaintiff's claims.

                On  December  23,  2002,   the  case  against  the  Company  was
         dismissed.  Plaintiff subsequently filed a motion seeking permission to further  appeal  its  claims  to  the  Court  of  Appeals  as  well  as reasserting  its breach of  contract  claims in a  separate  demand for arbitration.  The  Plaintiff's  appeal of that  portion of the decision dismissing its claim for a breach of contract was unanimously  affirmed by the  Appellate  Division  on  December  16,  2003.  Hearings  in the
         arbitration  commenced in November 2004. In April 2005, the Company was notified that the arbitrator's  award held that Everlast's  termination of Plaintiff's representation agreement was void and declared not to be terminated.  The Company filed a motion in the Supreme Court,  New York
         County  seeking an order to vacate the award.  On January 6, 2006,  the
         Supreme Court,  New York County  rendered a written  decision and order granting  the petition to confirm the award and  dismissing  Everlast's counterclaim  to vacate that  portion of the award made in  Plaintiff's favor and awarding Plaintiff  approximately $690,000 due as of December

                                      14-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

         31, 2005. In February  2006, the judgment was entered and Everlast paid the  Plaintiff  $690,000  plus  amounts owed for  commission  earned in
         January 2006 and interest thereof through February 24, 2006 aggregating
         $710,000.  The Company will now be required to pay  commissions  to the
         Plaintiff  during the year ended  December  31,  2006 of  approximately
         $300,000.

7.      Proceeds from life insurance benefit:

                On November 29, 2005, we announced the passing of our then Chief
         Executive Officer, George Horowitz. The Company was a co-beneficiary on one of the life  insurance  policies in Mr.  Horowitz's  name, for $1.5 million.  At December 31, 2005,  the Company has recorded a receivable, included in prepaid and other current assets, for these proceeds, which we received in January  2006.  In addition,  as part of Mr.  Horowitz's employment  contract,  the  Company  was  to  contribute  approximately
         $30,000 annually towards his deferred compensation  retirement plan. In the event of a  separation  of  employment  between  Mr.  Horowitz  and
         Everlast ( including  death) the Company is obligated to pay $1 million in deferred  compensation,  or the difference  between its prior annual paid  contributions  into this  deferred  compensation  plan and the $1 million  commitment.  At  December  31,  2005,  the Company has accrued approximately  $800,000  remaining  towards this deferred  contribution commitment. The Company has paid this commitment in early March 2006 to the estate of George  Horowitz.  For the year ended  December 31, 2005, the  Company  has  recorded a net  benefit of $653,000 as it relates to these events.

                                      15-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

8.       Due to factor:

                Certain  of  the  Company's  accounts  receivable  are  assigned without recourse to a commercial  factor.  The amount due to the factor represents  advances  received  in excess of net  sales  assigned.  The amount due to the factor is net of a provision  for future  chargebacks of  approximately  $476,000 and $275,000 at December 31, 2005 and 2004,
         respectively.  Interest is charged at 1% above prime on advances.  This factoring  arrangement is collateralized by the Company's  factored and
         non-factored   accounts  receivable  and  certain  finished  goods,  as
         defined.

                                                              As of                      As of
                                                        December 31, 2005         December 31, 2004

         Outstanding Borrowings from Factor           $14,811,000               $18,600,000
                                                      -----------               -----------

         Outstanding  Accounts Receivable Assigned     $2,259,000                $7,559,000
         to Factor

         Reserve for charge-backs                        (476,000)                 (275,000)
                                                         ---------                 ---------

         Net Outstanding Accounts Receivable            1,783,000                 7,284,000
         Assigned to Factor                             ---------                 ---------

         Net Due to Factor                            $13,028,000               $11,316,000
                                                      -----------               -----------

         Non-factored accounts and licensing          $11,579,000                $9,791,000
         receivables                                  -----------                ----------

         Less: Allowance for Doubtful Accounts           (462,000)                  (10,000)
                                                        ---------                  --------

         Net non-factored Accounts and Licensing      $11,117,000                $9,781,000
         Receivables                                  -----------                ----------

9.       Inventories:

                Inventories from continuing operations consist of:

                                                2005               2004
                                          ---------------   -----------------
                Raw materials                $1,429,000         $ 2,657,000
                Work-in-process                 188,000             688,000
                Finished goods                5,115,000           8,417,000
                                          ---------------   -----------------
                                             $6,732,000         $11,762,000
                                          ===============   =================

                                      16-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

10.      Property and equipment:

                                                                    2005              2004
                                                              -------------    ---------------
                Land                                            $  309,000        $  309,000
                Buildings and building improvements              5,392,000         5,380,000
                Furniture and fixtures                             551,000           470,000
                Machinery and equipment                          4,640,000         4,041,000
                Vehicles                                            42,000            95,000
                                                              -------------    ---------------
                                                                10,934,000        10,295,000
                Less: accumulated depreciation                   4,723,000         4,113,000
                                                              -------------    ---------------
                                                                $6,213,000        $6,182,000
                                                              =============    ===============

11.      Series A Redeemable  Participating  Preferred Stock,  Notes Payable and
         Long-Term Debt:

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
         The  Company  shall have the right to pre-pay the  promissory  notes in full, with no prepayment fees, prior to December 14, 2008 together with all unpaid  interest  and deferred  financing  costs due at the time of pre-payment.  There are no changes to the existing  preferred  dividend formula currently being used on the outstanding  redeemable  percentage of  the  Series  A  Preferred  Stock,  mentioned  below.  As a  further condition  of this  refinance,  the Company  incurred  financing  costs aggregating  $800,000  of which  $700,000  was paid in  December  2003;
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
                        DECEMBER 31, 2005, 2004 AND 2003

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
         As of  December  31, 2005 and 2004,  the  Company did not have  accrued dividends on these preferred shares due to its net losses.

                On February 8, 2006, we announced  the entire  redemption of our then  outstanding  $20  million  Series A  Preferred  Stock and related rights and privileges,  including the elimination of the profit-sharing mechanism,  the retirement of its two board of director seats,  and the prepayment of our outstanding $6 million in notes payable to one of the former Series A preferred stockholders.

                The redemptions and prepayment was  accomplished by the Company, and all its wholly-owned  subsidiaries,  by entering into a $25 million
         Senior Secured four-year Term Facility with Wells Fargo Century.  Under the terms of the facility,  the Company redeemed its Series A Preferred
         Stock and prepaid notes payable,  and all rights and privileges thereof
         (including  the  elimination  of  the  make-whole   provision)  for  an
         aggregate  amount of $22.7  million.  The  remaining  $2.3  million  of financing  from the Term  Facility  was used to pay for  financing  and professional costs associated with the Term Facility. The Term Facility requires quarterly principal installments of $635,000, commencing April
         30,  2006,  with a balloon  payment of $15.5  million due  December 31,
         2009, along with monthly interest on the related outstanding  principal at prime plus 1%  (currently  8.50%).  The Term  Facility has customary covenants in place, including a minimum fixed-charge financial covenant ratio, and excess cash-flow recapture.  The Term Facility is secured by all tangible and intangible  assets of the Company and its wholly-owned subsidiaries, as defined.

                In accordance with prevailing  accounting  principles  regarding short-term debt expected to be refinanced at December 31, 2005, we have reclassified our existing  current  ($3,000,000) and long-term Series A
         Preferred Stock ($17,000,000) and notes payable  ($6,000,0000) based on our current and long-term debt  requirements of our new  aforementioned
         Senior Secured Term Facility.  Accordingly,  long-term debt consists of the following:

                                      18-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                                                       2005            2004
                                                                  --------------    -----------

        $25 million Senior  Secured  Four-Year Term Facility
        with  quarterly  installments  commencing  April 30,
        2006 of $635,000 and a balloon of $15.5  million due
        December  31, 2009.  Interest is charged  monthly on
        the  outstanding  then  principal,  at prime plus 1%
        (8.50% at December 31,  2005.) The Term  Facility is
        secured by all tangible and intangible assets of the
        Company, as defined.                                       $26,000,000                -

        Term  loan  of  $3,350,000   due  in  sixty  monthly
        payments  of  principal  and  interest,  based on an
        amortization  of 180 months,  with a balloon payment
        due on the  sixtieth  month.  The  interest  rate is
        equal to the thirty day LIBOR yield plus 4% (8.5% at
        December  31,  2005).  The term loan is  secured  by
        property  and  equipment  having a net book value of
        $3,265,000.  The term loan requires  maintenance  of
        minimum cash flow coverage,  as defined. A letter of
        credit of  $1,000,000  must be in place  during  the
        entire  term  of  this  loan,  or  until  no  longer
        required.  The  Company's  factor  has  issued  this
        letter  of  credit  on  behalf  of the  Company.  As
        collateral for the letter of credit, the Company has
        cash restricted as to withdrawal of $1,059,000.              2,645,000        2,867,000

        Equipment  loans  due  in  monthly  installments  of
        principal and interest  through  2008.  The interest
        rates on these loans range from 7.50% to 8.77%                  27,000           25,000
                                                                  --------------    -----------
                                                                    28,672,000        2,892,000
        Less current maturities                                      2,141,000          249,000
                                                                  --------------    -----------
                                                                   $26,531,000       $2,643,000
                                                                  ==============    ===========

        Annual maturities of long-term debt are approximately as follows:

            Twelve months ending December 31,     2006     $  2,141,000
                                                  2007        4,974,000
                                                  2008        2,542,000
                                                  2009       19,015,000

                            19-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

12.      Cash surrender value, life insurance:

                The Company is the owner of cash surrender  value life insurance policies on the life of the former Series A Preferred  stockholder  and director.  The face value of these policies  approximates $1.8 million.
         At December 31, 2005, the cash value, net of outstanding  loans of $1.5 million,  was $316,000 and is included in other assets. At December 31,
         2004,  the cash  value,  net of  outstanding  loans of  $1,073,000,  is
         $308,000  and is included in other  assets.  Subsequent  to the date of these financial  statements,  the Company terminated these policies and repaid all outstanding loans.

13.      Commitments and contingencies:

         a. Lease commitments:

                The Company  has a lease for office and  showroom  space,  which expires on November 30, 2008.

                At December 31, 2005,  future minimum rental  payments  required under the noncancellable leases are approximately as follows:

                Twelve months ending December 31, 2006         $408,000
                                                  2007          408,000
                                                  2008          374,000
                                                 Total       $1,189,000

         Rent expense for the three years ended December 31, 2005, 2004 and 2003 was $451,000, $419,000 and $746,000, respectively.

         b.     Employment agreements:

                i.    On  November   29,  2005  the  Company   entered  into  an
                      employment   agreement   with  its   President  and  Chief
                      Executive  Officer through the term of the agreement.  The initial  term of the  agreement  expires on  December  31,
                      2010, but continues  thereafter for additional  three-year periods  unless either the  President and Chief  Executive
                      Officer of the Company or the Board of Directors gives the other ninety days prior written notice of non-renewal. The agreement  also includes a noncompete  clause for a period of one year following its expiration or termination, along with  payments  and benefits  associated  with a change in control of the Company, as defined.

                ii.   The Company has an employment agreement with a senior vice president  with  an  initial  term of  five  years,  which
                      expired   September   24,   2005.   The   agreement   will
                      automatically  renew for successive  one-year terms unless terminated  by either  party  upon 60 days  prior  written notice.

                                      20-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                The  minimum   payments  for  base  salaries   pursuant  to  the
         employment agreements are approximately as follows:

         Twelve months ending December 31, 2006        $600,000
                                           2007         325,000
                                           2008         325,000
                                           2009         325,000
                                           2010         325,000

         c.     Contingencies:

                i.    There are product  liability claims that arise against the
                      Company  from time to time.  Such  actions are usually for amounts  greatly in excess of the payments,  if any, which may  be  required  to  be  made.  It  is  the  opinion  of
                      management,   after  reviewing  such  actions  with  legal
                      counsel to the Company, that the ultimate liability, which might result from such actions,  would not have a material adverse effect on the Company's financial position.

14.      Licensing revenues:

                i.    The   Company,   as  licensor,   has  numerous   licensing
                      agreements with varying expiration dates.  Pursuant to the
                      terms  of  the  licensing   agreements,   the  Company  is
                      scheduled to receive approximate minimum royalty payments,
                      exclusive  of  renewal  option  provisions,   which  would
                      trigger additional minimum royalty payments, as follows:

                      Twelve months ending December 31, 2006              $10,150,000
                                                        2007               10,480,000
                                                        2008                8,872,000
                                                        2009                4,610,000
                                                        2010                1,287,000
                                         2011 and thereafter                6,320,000

                      Net  licensing  revenue  generated  for  the  years  ended
                      December 31, 2005,  2004 and 2003 amounted to $11,982,000,
                      $9,059,000 and $6,669,000,  respectively.  These licensing revenues are reflected net of direct  related  expenses of
                      $444,000, $679,000 and $845,000.

                ii.   In  connection  with  the  license   agreements,   certain
                      licensees  are  required to make a specified  minimum cash deposit to the Company.  The deposit is  refundable to the licensee  upon  expiration  of the license  agreement.  At
                      December 31, 2005 and 2004, the amounts on deposit totaled
                      $465,000 and  $440,000,  respectively.  These  amounts are reflected  as  liabilities  to  licensees  on the  balance sheet.

                                      21-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

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

                ii.   1995 Non-employee Director Stock Option Plan:

                      A maximum of 100,000  options were available to be granted pursuant to the 1995  non-employee  director  stock option plan which expired  January 2005.  Accordingly  no further options can be  granted.  The 1995  non-employee  director stock option plan provided for automatic grants of options to purchase 3,000 shares and  thereafter  yearly grants to purchase  3,000  shares  of  common  stock to each  active director serving on the Board at the time of the grant who is not an officer or employee of the Company. The Director
                      Plan provides additional grants of options to non-employee directors  of  100  shares  to  the  Chairman  of a  board committee  and 200 shares to the Chairman and Secretary of the  Board of  Directors.  Options  granted  vest in three years and have a term of seven years.

               iii.   2000 Stock Option Plan:

                      The Board of  Directors  will  designate  options  granted pursuant to this plan as  incentive or  nonqualified.  The number of the Company's  common stock, par value $.002 per share,  subject  to this plan is  2,000,000.  The  maximum allowable  grant  to any  individual  in any  one  year is
                      600,000  shares.  In the case of  incentive  options,  the exercise  price  shall  be at  minimum  equal  to the fair market value of the Company's  common stock on the day the option is granted.  In the case of non-qualified  options, the exercise price shall be 80% or more of the fair market value of the  Company's  common stock on the preceding day the option is granted.  Options  granted to a  stockholder holding more than 10% of the combined voting power,  shall have  exercise  prices  equal to or greater  than 100% and
                      110% of the  fair  market  value of the  Company's  common stock on the date the option is granted for  incentive and
                      non-qualified   options,   respectively.   The   Board  of
                      Directors can make an appropriate and equitable adjustment in the number  and kind of shares  reserved  for  issuance under  this plan and in the  number  and  option  price of shares for  outstanding  options in the event of a capital change in the Company. The options granted under this plan vest over three years and have a ten-year term.

                                      22-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                      Pursuant  to the merger of  Everlast  Worldwide,  Inc.  on
                      October 24, 2000 the Board of Directors granted the former
                      CEO of the Company,  125,000  non-qualified  stock options with an exercise price of $4.00 and an additional  380,000 non-qualified  stock  options  with an  exercise  price of
                      $13.00.  These options vested  immediately and expired ten years  from the grant  date.  These  options,  along  with others granted and held by the former CEO, expire February
                      27, 2006, ninety days after his passing in accordance with the stock option plan.

               iv.      2005 Non-employee Director Stock Option Plan:

                      The 2005 non-employee director stock option plan, approved by the  common  shareholders  in June 2005,  provides  for automatic  grants of options to purchase  5,000 shares and thereafter  yearly  grants  to  purchase  5,000  shares of common stock to each active director  serving on the Board at the time of the grant who is not an officer or employee of the Company.  The  Director  Plan  provides  additional grants of options to non-employee  directors of 100 shares to the Chairman of a board committee and 200 shares to the
                      Chairman and Secretary of the Board of Directors.  Options
                      granted  vest in  three  years  and  have a term of  seven years.  The number of the Company's common stock available for grant  under  this plan is  currently  200,000.  As of
                      December 31, 2005,  no shares have been granted under this plan.

                                                                                    SHARES
                                                 ---------------------------------------------------------------------------
                                                                                     1995                          Weighted
                                                     2000           1993         Non-employee                       average
                                                 Stock option   Stock option    director stock                     exercise
      2005                                           plan           plan          option plan         Total          price
      ----                                       -------------  -------------  -----------------  ------------  ------------

      Outstanding at January 1                      687,500        202,856          63,244           953,600         $7.08

      Granted                                       290,300              -               -           290,300         $3.89

      Cancelled                                      (1,000)        (3,000)        (10,467)          (14,467)        $4.18

      Exercised                                      (1,666)      (116,500)         (4,133)         (122,299)        $2.81
                                                 -------------  -------------  -----------------  ------------
      Outstanding at December 31                    975,134         83,356          48,644         1,107,134         $6.75
                                                 =============  =============  =================  ============
      Exercisable at December 31                    555,845         83,356          48,644           687,845         $8.48
                                                 =============  =============  =================  ============

                                      23-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                                                                    SHARES
                                                 -----------------------------------------------------------------------------
                                                                                     1995                          Weighted
                                                     2000           1993         Non-employee                       average
                                                 Stock option   Stock option    director stock                     exercise
      2004                                           plan           plan          option plan         Total          price
      ----                                       -------------  -------------  -----------------  ------------  ------------

      Outstanding at January 1                      505,000        320,211          55,400           880,611         $7.73

      Granted                                       185,000              -          13,800           198,800         $2.77

      Cancelled                                      (2,500)       (78,500)         (3,356)          (84,356)        $5.70

      Exercised                                           -        (38,855)         (2,600)          (41,455)        $3.00
                                                 -------------  -------------  -----------------  ------------
      Outstanding at December 31                    687,500        202,856          63,244           953,600         $7.08
                                                 =============  =============  =================  ============
      Exercisable at December 31                    505,000        199,500          43,802           748,302         $8.26
                                                 =============  =============  =================  ============

                                                                                    SHARES
                                                 -----------------------------------------------------------------------------
                                                                                     1995                          Weighted
                                                     2000           1993         Non-employee                       average
                                                 Stock option   Stock option    director stock                     exercise
      2003                                           plan           plan          option plan         Total          price
      ----                                       -------------  -------------  -----------------  ------------  ------------

      Outstanding at January 1                      505,000        328,679          58,100           891,779         $7.63

      Granted                                             -              -           9,500             9,500         $3.83

      Cancelled                                           -              -               -                 -          -

      Exercised                                           -         (8,468)        (12,200)          (20,668)        $1.66
                                                 -------------  -------------  -----------------  ------------
      Outstanding at December 31                    505,000        320,211          55,400           880,611         $7.73
                                                 =============  =============  =================  ============
      Exercisable at December 31                    505,000        246,678          42,600           844,778         $7.92
                                                 =============  =============  =================  ============

                                                         Outstanding                                Exercisable
                                         -----------------------------------------------    ---------------------------
                                                          Weighted-        Weighted-                         Weighted-
                                                           average          average                           average
                 Exercise price                            exercise         exercise                          exercise
                      range               Shares             price            price           Shares            price
                --------------------   ------------    ---------------   ---------------    -------------   -----------
                 $.85  -   $2.35          56,000         2.53 years         $  2.21           56,000           $2.21
                $2.36  -   $2.99         180,834         8.56 years            2.75           60,278            2.75
                $3.00  -   $3.97         336,600         8.66 years            3.57           60,167            3.52
                $4.00  -   $6.25         147,200         5.00 years            3.57          125,000            4.00
                $9.38  -  $13.00         386,400         4.74 years           12.94          386,400           12.94
                                       ------------                                         -------------
                       Total           1,107,034         5.08 years            6.76          687,845            8.48
                                       ============                                         ==============

                                      24-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                The  weighted-average  grant-date fair value for options granted during the years  ended  December  31,  2005,  2004 and 2003 was $3.89,
         $2.77 and $4.01, respectively.

16.      Income taxes:

                For the years  ended  December  31,  2005,  2004 and  2003,  the
         Company's  provision  (benefit)  for  income  taxes  consisted  of  the following:

                                                               2005            2004           2003

               Current tax provision (benefit):
                 Federal                                      $    -       $(153,000)     $ (63,000)
                 State and local                             100,000         (70,000)        20,000
                 Foreign                                     136,000               -        120,000
                                                        -------------    -----------    ------------
                                                             236,000        (223,000)        77,000
                                                        -------------    -----------    ------------
               Deferred tax benefit:
                 Federal                                    (437,000)        344,000        (42,000)
                 State and local                            (112,000)         21,000              -
                 Foreign                                           -               -              -
                                                        -------------    -----------    ------------
                                                            (549,000)        365,000        (42,000)
                                                        -------------    -----------    ------------
                        Total                              $(313,000)       $142,000      $  35,000
                                                        =============    ===========    ============

                Income tax  (benefit)  provision  relating  to our  discontinued
         components was $(1,458,000),  $96,000, and $675,000 for the years ended
         December 31, 2005, 2004 and 2003, respectively.

                The  tax  effects  of   temporary   differences   give  rise  to
         significant  deferred tax assets and  liabilities  at December 31, 2005 and 2004 as shown below:

                                                                   2005           2004
               Deferred tax assets:
                 Benefit of loss carryforwards                   $715,000        $  -
                 Inventory                                         63,000        110,000
                 Other                                            124,000         16,000
                                                               ----------     -----------
                                                                  902,000        126,000
                                                               ----------     -----------
               Deferred tax liabilities:
                 Fixed assets                                     126,000         72,000
                 Prepaid assets                                   236,000        181,000
                 Other                                                  -         58,000
                                                               ----------     -----------
                                                                  362,000        311,000
                                                               ----------     -----------
               Net deferred tax asset (liability)                $540,000      $(185,000)
                                                               ==========     ===========

                                      25-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                The  following is a  reconciliation  of the  reported  amount of income  tax  expense to the  amount of income  tax  expense  that would result from applying  domestic federal statutory rates to income before income taxes:
                                                                         ----------------------------------------------
                                                                                     Years ended December 31,
                                                                            2005              2004             2003
                                                                         ---------         ----------        ----------

        Federal income tax rate                                            (34.0%)           (34.0%)          (34.0%)
        State taxes, net of federal income tax benefit                      (8.0)             (5.5)             2.2
        Nondeductible amortization of
          intangible assets and other items                                117.8              45.0             27.6
        Nontaxable life insurance proceeds                                (119.3)              -                -
        Foreign income taxes                                                10.8               -               11.1
        Work credit and other credits                                        -                 -               (4.9)
        Other                                                                7.9              10.7              1.8
                                                                         ---------         ----------        ----------
                                                                           (24.8%)            16.2%             3.8%
                                                                         =========         ==========        ==========

17.      Economic dependency:

                For the year ended  December 31, 2005,  two  customers  from our sporting goods business  accounted for  approximately 23% of net sales.
         For each of the years ended  December  31, 2004 and 2003,  one of these customers accounted for approximately 13% of net sales, respectively.

18.      Earnings per share:

                We  report  basic  and  diluted  earnings  (loss)  per  share in accordance  with SFAS No. 128,  "Earnings  Per Share" ("SFAS No. 128").
         Basic earnings (loss) per share exclude the dilutive effects of options and other contingent consideration that was given as part of the merger in October 2000 of Everlast Worldwide,  Inc. Diluted earnings per share include only the dilutive  effects of common stock  equivalents such as stock options and contingent stock consideration.

                The  following  table  sets forth the  computation  of basic and diluted earnings (loss) per share pursuant to SFAS No. 128:

                                      26-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

                                                                       2005                 2004                 2003
                                                                     -----------------------------------------------------
Net loss available to
common stockholders:
   Net loss                                                           $(948,000)         $(1,026,000)          $ (955,000)
                                                                     -----------        -------------         ------------

Basic weighted average
  common stock outstanding                                            3,326,000            3,132,000            3,108,000

Effect of dilutive securities(a):
  Stock options and warrants                                            279,000                    -                    -
  Contingent consideration                                              289,000                    -                    -
                                                                     -----------        -------------         ------------

Diluted weighted average
  common stock outstanding                                            3,894,000            3,132,000            3,108,000
                                                                     ===========        =============         ============
Basic earnings (loss) per common share                                  $(0.28)              $(0.33)              $(0.31)
                                                                     ===========        =============         ============
Diluted earnings (loss) per common share (a)                            $(0.24)              $(0.33)              $(0.31)
                                                                     ===========        =============         ============

(a)     As a result of the net losses in 2004 and 2003,  the dilutive  effect of
        options  and   contingent   consideration   (1,091,000   and  1,434,000,
        respectively) are not shown as the results would be anti-dilutive.

                As part of the Company's  October 2000  acquisition  of Everlast
        Holding Corp (EHC), contingent  consideration may be required to be paid to the former  owners of EHC. This  consideration  may be in the form of cash,  or at  the  Company's  option,  payable  in  common  shares.  The consideration  will be paid  if the  Company's  stock  does  not  meet a guaranteed  share price of $13.00.  This  guarantee  pertains to 380,000 outstanding  shares,  of which  38,000  shares are subject to an October
        2005  payment or  issuance  date and the  remaining  342,000  shares are subject to an October 2007 payment or issuance  date.  In October  2005,
        the  Company  issued   approximately   70,000  shares  related  to  this
        contingent consideration to certain of the former owners. As part of our refinance in February 2006, there is no additional consideration that is required to be paid to the remaining former owners of EHC.

19.     Stockholders' Equity:

                The  holder of the Class A common  stock  was  entitled  to five votes per share on all matters upon which each holder of common stock is entitled  to vote.  Upon the passing of our CEO in  November  2005,  the
        Class A  holder,  the  class A voting  common  stock  has  retained  the identical rights and privileges as the Company's regular common stock.

                                      27-f

                    EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

20.    ash flow information:

       a.       Supplemental disclosures of cash flow information:

                                                     2005                2004               2003
                                                 -------------     ----------------   ---------------
           Cash paid during the year for:
             Interest                             $1,237,000         $1,266,000          $1,000,000
             Income taxes                              9,000              3,000             600,000

21.     Recently issued accounting standards:

                In November  2004,  the FASB  issued  SFAS No.  151,  "Inventory
        Costs,  an  amendment of ARB No.43,  Chapter 4." SFAS amends  Accounting
        Research  Bulletin  ("ARB") No.43,  Chapter 4, to clarify those abnormal amounts of idle facility  expense,  freight,  handling  costs and wasted materials (spoilage) should be recognized as current-period  charges. In addition,  SFAS No.151  requires  that  allocation  of fixed  production overhead to inventory be based on the normal  capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during the fiscal years  beginning  after  September  15, 2005.  The Company is currently  assessing  the impact SFAS No.151 will have on the results of operations, financial position or cash flows.

                In May 2005, the FASB issued SFAS No. 154,  "Accounting  Changes and Error  Corrections"  ("SFAS 154") which  replaces APB Opinion No. 20
        Accounting  Changes  and SFAS No. 3,  "Reporting  Accounting  Changes in
        Interim Financial  Statement--An  Amendment of APB Opinion No. 28." SFAS
        154  requires  retrospective  application  to prior  periods'  financial statements of a voluntary  change in accounting  principal  unless it is not  practicable.  SFAS 154 is  effective  for  accounting  changes  and corrections of errors made in fiscal years  beginning after December 15,
        2005, and are required to be adopted by the Company in the first quarter of fiscal  2006.  Although  the Company  will  continually  evaluate its accounting policies, management does not currently believe adoption will have a material  impact on the  Company's  results of  operations,  cash flows or financial position.

22.     Quarterly financial data (unaudited):

                As  previously  noted in our financial  statements,  in both the fourth  quarters  of fiscal  2005 and 2004,  we  entered  into a license agreements with a licensee whereby  effective  January 1, 2006 and 2005, this licensee will source, market and distribute our United States men's and women's  apparel  businesses  respectively.  In accordance with FASB
        144,  we have  treated  the  men's and  women's  apparel  businesses  as discontinued  components and as such, all prior periods herein have been adjusted to exclude  the  operations  of our men's and  women's  apparel businesses  and shown as  discontinued  components,  net of tax,  in our statements of  operations  and unaudited  quarterly  financial  data for fiscal 2005 and 2004 as summarized as follows:

                                      28-f

                                              EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 2005, 2004 AND 2003

                                                                                            2005
                                                           -----------------------------------------------------------------------
                                                              First               Second              Third              Fourth
                                                             Quarter              Quarter            Quarter             Quarter
                                                           -------------    -----------------    ----------------    -------------

       Net revenues                                        $8,324,000          $10,251,000        $10,560,000         $14,118,000

       Gross profit                                         4,005,000            4,351,000          4,435,000           5,655,000

       Restructuring and non-recurring
         charges                                                    -              273,000                  -              14,000

       Discontinued component, net                           (320,000)            (328,000)        (1,063,000)         (1,063,000)

       Net  income   (loss)   available   to  common
       stockholder's                                          (94,000)            (596,000)           175,000            (433,000)

       Earnings (loss) per share - basic (a)                   ($0.03)              ($0.18)             $0.05              ($0.13)

       Earnings (loss) per share - diluted                     ($0.03)              ($0.18)             $0.04              ($0.13)

                                                                                            2004
                                                           -----------------------------------------------------------------------
                                                              First               Second              Third              Fourth
                                                             Quarter              Quarter            Quarter             Quarter
                                                           -------------    -----------------    ----------------    -------------

       Net revenues                                        $7,785,000           $7,255,000         $7,801,000         $10,656,000

       Gross profit                                         4,567,000            4,087,000          3,321,000           2,969,000

       Discontinued component, net                           (479,000)             120,000           (249,000)           (365,000)

       Net income (loss) available to
         common stockholder's                                 187,000               79,000           (250,000)         (1,044,000)

       Earnings per share - basic                               $0.06                $0.03             ($0.08)             $(0.33)

       Earnings per share - diluted                             $0.04                $0.02             ($0.08)             $(0.33)

(a)         As a result of the net loss in certain of the periods  presented  in fiscal 2005 and 2004, the dilutive  effect of options and contingent
            stock   consideration  are  not  shown,  as  the  results  would  be anti-dilutive.

                                      29-f

                                              EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 2005, 2004 AND 2003

23.     Operating Segments:

                Our  operating  segments are  evidenced by the  structure of our internal  organization.  The segments of sporting  goods  equipment  and licensing are defined for  operations  participating  in Everlast  brand sales activity.  Our sporting goods business  predominately  operates in one geographic  segment,  the United States and Canada, As of January 1,
        2006 our licensing  segment receives  approximately  52% of its revenues from domestic  licensees,  26% from European  licensees and 22% from all other countries around the world not previously mentioned.

                Where   applicable,   "other"   represents  items  necessary  to
        reconcile the consolidated financial statements, which generally include corporate  activity  and costs,  to the  segment  financial  information provided as follows:

FOR THE YEAR ENDED DECEMBER 31, 2005
                                                  Sporting
                                                    Goods          Licensing         Other        Total
                                                ------------------------------------------------------------

Net revenues                                      $31,271,000     $11,982,000     $ -           $43,253,000

Depreciation and amortization                                                       2,010,000     2,010,000
                                                ------------------------------------------------------------

Interest and financing costs, net                                                   2,238,000     2,238,000
                                                ------------------------------------------------------------

Income  (loss)  before  income taxes from
continuing operations                                $487,000     $11,982,000     ($6,967,000)   $5,226,000

Identifiable Component Assets                     $22,668,000      $1,173,000     $37,600,000   $61,441,000
                                                ============================================================

FOR THE YEAR ENDED DECEMBER 31, 2004
                                                  Sporting
                                                    Goods          Licensing         Other        Total
                                                ------------------------------------------------------------

Net revenues                                      $24,438,000      $9,059,000    $ -            $33,497,000
                                                ------------------------------------------------------------
Depreciation and amortization                                                       1,926,000     1,926,000
                                                ------------------------------------------------------------
Interest and financing costs, net                                                   1,087,000     1,087,000
                                                ------------------------------------------------------------

Income (loss)  before  income taxes from
continuing operations                                $437,000      $9,059,000     ($8,141,000)  ($1,063,000)
                                                ============================================================

Identifiable Component Assets                     $20,362,000      $1,176,000     $43,218,000   $64,756,000
                                                ============================================================

                                      30-f

                                              EVERLAST WORLDWIDE INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  DECEMBER 31, 2005, 2004 AND 2003

FOR THE YEAR ENDED DECEMBER 31, 2003

                                                  Sporting
                                                    Goods          Licensing         Other        Total
                                                ------------------------------------------------------------

Net revenues                                      $25,126,000      $6,669,000     $ -           $31,795,000

Depreciation and amortization                                                       1,596,000     1,596,000
                                                ------------------------------------------------------------

Interest and financing costs, net                                                     503,000       503,000
                                                ------------------------------------------------------------

Income (loss)  before  income taxes from
continuing operations                               ($919,000)     $6,465,000     ($7,704,000)  ($2,158,000)
                                                ============================================================

                                      31-f