Form 10-Q
period 2006-03-31
EVERLAST WORLDWIDE INC
filed 2006-05-05
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2006

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
(Address of Principal Executive Offices)              (Zip Code)

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

     Indicate by check whether the Registrant is a large  accelerated  filer, an accelerated  filer or a  non-accelerated  filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act).

 Large accelerated filer [  ]  Accelerated Filer [  ]  Non-accelerated Filer [X]
                          --                      --                          -

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act)

                Yes                    No  X
                     ---                  ---

         The number of common  equity shares  outstanding  as of May 5, 2006 was
3,870,471 shares of Common Stock, $.002 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 2006 (Unaudited) and December 31, 2005              3

           Consolidated Statements of Operations -
             Three Months ended March 31, 2006 and 2005 (Unaudited)        4

           Consolidated Statements of Cash Flows -
             Three Months ended March 31, 2006 and 2005 (Unaudited)        5

           Notes to Consolidated Financial Statements -
             Three Months ended March 31, 2006 - (Unaudited)               6-10

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-15

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk       15

  Item 4.  Controls and Procedures                                         16

PART II. OTHER INFORMATION

  Items 1,3,4 and 5 not applicable

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    16

  Item 6.   Exhibits                                                       16

SIGNATURES                                                                 17

                                        2

                                                 EVERLAST WORLDWIDE INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,         December 31,
                                                                                            2006                2005
                                                                                       ----------------    ----------------

(Unaudited) (Note)
    ASSETS
    Current assets:
     Cash and cash equivalents                                                          $    232,000         $    58,000
     Accounts and licensing receivables - net                                              8,022,000          11,117,000
     Inventories                                                                           5,295,000           6,732,000
     Inventories of discontinued component                                                         -           1,205,000
     Prepaid expenses and other current assets                                             1,211,000           2,761,000
                                                                                         -----------          ----------
                   Total current assets                                                   14,760,000          21,873,000

     Restricted cash                                                                       1,071,000           1,059,000
     Property and equipment, net                                                           6,267,000           6,213,000
     Goodwill                                                                              6,718,000           6,718,000
     Trademarks, net                                                                      22,664,000          22,664,000
     Other assets                                                                          2,789,000           2,914,000
                                                                                         -----------          ----------
                                                                                        $ 54,269,000         $61,441,000
                                                                                         ===========          ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Short-term borrowings from factor                                                  $  4,998,000         $13,028,000
     Current maturities of long term debt                                                  2,775,000           2,141,000
     Accounts payable                                                                      1,863,000           3,159,000
     Accrued expenses and other current liabilities                                        1,070,000           3,252,000
                                                                                         -----------          ----------
                   Total current liabilities                                              10,706,000          21,580,000

   License deposits payable                                                                  438,000             465,000
   Long term debt, net of current maturities                                              24,839,000          26,531,000
                                                                                         -----------          ----------
                   Total liabilities                                                      35,983,000          48,576,000
                                                                                         -----------          ----------

   Stockholders' equity:
     Common stock,  par value $.002;  19,000,000  shares
         authorized; 4,044,471 issued, 3,870,471 outstanding, 3,378,743
        in 2005                                                                               10,000               8,000
     Class A common stock, par value $.01; 100,000 shares
        authorized; 0 shares issued and outstanding at March 31, 2006 and
        100,000 shares issued and outstanding at December 31, 2005                                 -               1,000
     Paid-in capital                                                                      15,244,000          12,307,000
     Retained earnings                                                                     3,759,000           1,276,000
                                                                                         -----------          ----------
                                                                                          19,013,000          13,592,000
     Less treasury stock, at cost (174,000 common shares)                                   (727,000)           (727,000)
                                                                                         -----------          ----------
                                                                                          18,286,000          12,865,000
                                                                                         -----------          ----------
                                                                                        $ 54,269,000         $61,441,000
                                                                                         ===========          ==========
See accompanying notes to the financial statements.

Note:  The balance  sheet at December 31, 2005 has been derived from the audited financial statements at that date.

                                            EVERLAST WORLDWIDE INC. & SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                           -------------------------------------------------

                                                                                    2006                        2005
                                                                                    ----                        ----
                                                                                (Unaudited)                 (Unaudited)

Net sales                                                                             $ 6,967,000              $ 5,224,000
Net license revenues                                                                    3,003,000                3,100,000
                                                                           ----------------------        -----------------
Net revenues                                                                            9,970,000                8,324,000

Cost of goods sold                                                                      5,529,000                4,320,000
                                                                           ----------------------        -----------------

Gross profit                                                                            4,441,000                4,004,000
                                                                           ======================        =================

Operating expenses:
    Selling and shipping                                                                1,566,000                1,205,000
    Stock based compensation and costs in connection with warrant
issuance                                                                                   84,000                  182,000
    General and administrative                                                          1,337,000                1,596,000
    Amortization of intangible assets                                                           -                  228,000
                                                                           ----------------------        -----------------

                                                                                        2,987,000                3,211,000
                                                                           ----------------------        -----------------

Operating income from continuing operations                                             1,454,000                  793,000
                                                                           ----------------------        -----------------

Other income (expense):
  Gain on early extinguishment of preferred stock and prepayment of
notes     payable, net                                                                  2,032,000                        -
  Interest expense and financing costs                                                   (668,000)                (552,000)
  Investment income                                                                         9,000                    4,000
                                                                           ----------------------        -----------------
                                                                                        1,373,000                (548,000)
                                                                           ----------------------        -----------------

Income before provision for income taxes from continuing operations
                                                                                        2,827,000                  245,000

Provision for income taxes                                                                343,000                   19,000
                                                                           ----------------------       ------------------

Net income from continuing operations                                                   2,484,000                  226,000

Loss from discontinued components, net of tax                                                   -                 (320,000)
                                                                           ----------------------        -----------------

Net income (loss) available to common stockholders                                     $2,484,000                 ($94,000)
                                                                           ======================        =================

Basic earnings per share from continuing operations                                         $0.69                    $0.07
                                                                           ======================        =================
Diluted earnings per share from continuing operations                                       $0.64                    $0.06
                                                                           ======================        =================
Basic loss per share from discontinued component                                                -                   ($0.10)
                                                                           ======================        =================
Diluted loss per share from discontinued component                                              -                   ($0.09)
                                                                           ======================        =================
Net basic earnings (loss) per share                                                         $0.69                   ($0.03)
                                                                           ======================        =================
Net diluted earnings (loss) per share                                                       $0.64                   ($0.03)
                                                                           ======================        =================

                                                              4

                             EVERLAST WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                     ---------------------------------------
                                                                                           2006                2005
                                                                                     ---------------------------------------

                  (Unaudited)

     Cash flows from operating activities:
       Net income (loss)                                                              $2,484,000              ($94,000)
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Gain on early extinguishment of preferred stock and notes payable         (2,032,000)                -
            Depreciation and amortization                                                246,000               257,000
            Amortization                                                                   -                   228,000
            Non-cash cost in connection with stock-based compensation
              and warrant issuance                                                        84,000               182,000
            Interest income on restricted cash                                           (11,000)               (6,000)
     Changes in assets (increase) decrease:
            Accounts receivable                                                        4,841,000             6,611,000
            Inventories                                                                2,266,000             2,230,000
            Prepaid expenses and other current assets                                  1,582,000              (777,000)
            Other assets                                                                 442,000               (89,000)
     Changes in liabilities increase (decrease):
            Accounts payable, accrued expenses
              and other current liabilities                                           (2,944,000)           (3,475,000)
            Deferred licensing revenues                                                     -                1,525,000
            License deposits payable                                                     (26,000)                5,000
                                                                                     -----------          ------------
                  Net cash provided by operating activities                            6,932,000             6,597,000
                                                                                     -----------          ------------

     Cash flows used by investing activities:
            Purchases of property and equipment                                         (178,000)              (45,000)
                                                                                     -----------          ------------

     Cash flows from financing activities:
            Proceeds from term loan facility                                          25,000,000                 -
            Redemption of preferred stock and prepayment of notes payable            (22,703,000)                -
            Deferred financing costs on term facility                                 (1,895,000)                -
            Repayments of short-term borrowings from Factor                           (9,776,000)           (7,176,000)
            Proceeds from exercises of stock options                                   2,853,000               224,000
            Repayments of other debt instruments                                         (59,000)              (48,000)
                                                                                     -----------          ------------
                  Net cash used by financing activities:                              (6,580,000)           (7,000,000)
                                                                                     -----------          ------------

     Net increase (decrease) in cash and cash equivalents                                174,000              (448,000)
     Cash and cash equivalents, beginning of period                                       58,000               649,000
                                                                                     -----------          ------------

     Cash and cash equivalents, end of period                                         $  232,000           $   201,000
                                                                                     ===========          ============

     Supplemental  disclosures  of cash flow  information:  Cash paid during the period for:
         Interest                                                                       $564,000           $   319,000
         Income taxes                                                                      7,000                 7,000

See accompanying notes to financial statements.

                                        5

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    EVERLAST WORLDWIDE INC. AND BASIS OF PRESENTATION:

      Everlast Worldwide, Inc. (herein referred to as "the Company", "we", "us", and "our") is a  manufacturer,  marketer and  licensor of sporting  goods, apparel,  footwear and other active lifestyle  products under the Everlast brand name. Our consolidated  financial statements are presented herein as of March 31, 2006 and for the three  months  ended March 31, 2006 and 2005 are unaudited and, in the opinion of management,  include all  adjustments
      (consisting only of normal and recurring adjustments) necessary for a fair presentation  of  financial  position  and  results  of  operations.  Such financial  statements do not include all of the  information  and footnote disclosures  normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying
      unaudited   consolidated   financial  statements  have  been  prepared  in
      accordance  with the  instructions to Form 10-Q. The results of operations for the  three  month  period  ended  March 31,  2006 are not  necessarily indicative  of the  results  that may be  expected  for any other  interim periods or the full year ending  December 31, 2006.  We have  reviewed the status of our legal  contingencies  and there are no material changes from the Form 10-K for the year ended December 31, 2005.

2.     CHANGE IN ACCOUNTING FOR STOCK BASED COMPENSATION:

       On  January  1,  2006,  we  adopted  Statement  of  Financial  Accounting
       Standards (SFAS) No. 123(R),  "Accounting for Stock-Based  Compensation,"
       in accordance with the modified-prospective  transition method prescribed in SFAS No. 148,  "Accounting for  Stock-Based  Compensation - Transition
       and  Disclosure."  In  accordance  with  the  accounting  change  for the
       modified-prospective   transition   method,   we   incurred   stock-based
       compensation  expense  of  $84,000,  net in  the  current  period.  It is
       expected  that  for  the  year  ended  December  31,  2006,   stock-based
       compensation expense will approximate $400,000,  net. Prior to January 1,
       2006,  we  accounted  for our  stock-based  compensation  plans using the intrinsic  value method under APB Opinion No. 25,  "Accounting  for Stock
       Issued to Employees"  ("APB 25") and related  Interpretations.  Under APB
       25, when the exercise price of our employee  stock options,  was at least equal to the market price of the  underlying  stock on the date of grant, no  compensation  expense  was  recognized.  SFAS No. 148  requires us to disclose pro forma information  related to stock-based  compensation,  in accordance with SFAS No. 123 (R), on a quarterly basis in addition to the annual disclosure for all periods presented prior to January 1, 2006.

       If  compensation  cost for our  stock-based  compensation  plans had been determined  based on the fair value at the date of grant  consistent with the method prescribed by Statement of Financial  Accounting  Standard No.
       123 (R),  "Accounting For Stock-Based  Compensation",  pro-forma net loss and loss per share for the three month  period ended March 31, 2005 would be as follows:

THREE MONTHS ENDED MARCH 31, 2005

Net loss, as reported                                       ($94,000)

Stock-based employee compensation expense
determined under fair value
method net of related tax effects                         -----------
                                                             (28,000)
                                                          -----------

Pro-forma loss                                             ($122,000)
                                                          ===========

Basic net loss per common share:
    As reported                                               ($0.03)
                                                          ===========
    Pro-forma                                                 ($0.04)
                                                          ===========

Diluted net loss per common share:
    As reported                                               ($0.03)
                                                          ===========
    Pro-forma                                                 ($0.04)
                                                          ===========

3. CHANGE IN ACCOUNTING ESTIMATE:

       Effective January 1, 2006, we changed our estimate of the useful life for the  accounting of the  amortization  of certain  intangible  assets,  no longer  amortizing  our trademark for $228,000 per quarter,  based on the assessment that the Everlast trademark has an indefinite useful life. For the  periods  presented  prior to  January  1, 2006,  we  amortized  this intangible asset over a 30-year life.

4.    EARNINGS PER SHARE:

      We report  basic and diluted  earnings per share in  accordance  with SFAS
      Statement No. 128 "Earnings  Per Share" ("SFAS No. 128").  Basic  earnings per share  amounts are computed  based on the weighted  average  number of shares actually outstanding during the period.  Diluted earnings per share amounts  are  based  on an  increased  number  of  shares  that  would  be outstanding  assuming the exercise of dilutive stock options and warrants, and  contingent  consideration  pursuant  to the  Merger  Agreement  dated
      October 24, 2000 that was in place for periods  presented prior to January
      1, 2006.

      The  following  table  sets  forth the  computation  of basic and  diluted earnings per share pursuant to SFAS No. 128:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ----------------------------------
                                                               2006             2005
                                                         ----------------------------------
Numerator:
Numerator for basic and diluted
         earnings per common share --

    Net income (loss) available to common                   $2,484,000           ($94,000)
    stockholders                                         -------------      -------------

Denominator:
Denominator for basic earnings per
   common share --
    Weighted average shares
    outstanding during the period                            3,619,000          3,172,000
                                                         -------------      -------------

Effect of diluted securities:
Stock options and warrants                                     290,000            456,000
                                                         -------------      -------------

Denominator for diluted earnings per
   common share --
    adjusted  weighted  average shares and assumed
    conversions                                              3,909,000          3,628,000
                                                         ================================

    Basic net income (loss) per common share             $        0.69             ($0.03)
                                                         ================================
    Diluted net income (loss) per common share           $        0.64             ($0.03)
                                                         ================================

5.    DISCONTINUED COMPONENTS:

     On December  17,  2004,  we  announced  the signing of the largest  license agreement  in our history  whereby we licensed  our United  States  women's apparel  category  to Jacques  Moret,  Inc.  ("Jacques  Moret"),  effective
     January 1, 2005.  Effective  January 1, 2006, we expanded our  relationship with  Jacques  Moret  whereby we licensed our United  States men's  apparel category.  We  believe  that it was in our best  interest  to  license  our women's and men's apparel businesses to reduce risk, increase profitability and to grow the  Everlast  apparel  presence as a result of the  licensees'
     ability to source  product more  competitively  due to its buying power and expanded distribution network in certain channels.

     The following results of our men's and women's apparel components have been presented  as  loss  from a  discontinued  components  in the  accompanying consolidated  statements of operations for the three months ended March 31,
     2005.

                                                          March 31,
                                                            2005
                                                        ------------

Net sales                                                $3,897,000
Costs and expenses                                        4,336,000
                                                        ------------
Loss before income taxes                                   (439,000)
Income tax benefit                                          119,000

                                                        ------------
Loss from discontinued components                         ($320,000)
                                                        ============

6.    GAIN  ON  EARLY  EXTINGUISHMENT  OF  SERIES  A  REDEEMABLE   PARTICIPATING
      PREFERRED STOCK ("PREFERRED STOCK") AND NOTES PAYABLE, AND LONG-TERM DEBT:

      On February 8, 2006,  we announced the  redemption of all our  outstanding
      Preferred Stock in the aggregate  amount of $20 million and elimination of all  related  rights and  privileges,  including  the  elimination  of the profit-sharing  mechanism,  the  retirement  of two  seats on our board of directors,  and the  prepayment  of our  outstanding  $6  million in notes payable to one of the former holders of the Preferred Stock.

      We  accomplished  the  redemptions  and  prepayment by entering into a $25 million Senior Secured  Four-Year Term Facility (the "Term Facility") with
      Wells Fargo Century,  Inc. ("Wells  Fargo").  Pursuant to the terms of the
      Term Facility,  we redeemed all our outstanding  Preferred Stock,  prepaid all our outstanding notes payable and eliminated all rights and privileges
      associated   therewith  (including  but  not  limited  to  the  make-whole provision) for an aggregate  amount of $22.7 million,  taken as an advance under the Term Facility. The remaining $2.3 million of available financing under the Term  Facility was used to pay for  financing  and  professional costs  associated  with the Term  Facility.  The  Term  Facility  requires quarterly principal  installments of $635,000,  commencing April 30, 2006, with a balloon payment of $15.5 million due December 31, 2009,  along with monthly  interest on the related  outstanding  principal  at prime plus 1%
      (currently  8.75%.) The Term  Facility has  customary  covenants in place, including a minimum  fixed-charge  financial  covenant  ratio,  and excess cash-flow  recapture.  The Term  Facility is secured by all of our and our subsidiaries' tangible and intangible assets.

      In accordance with prevailing  accounting  principles regarding short-term debt expected to be refinanced at December 31, 2005, we  reclassified  our
      current   ($3,000,000)   and  long-term   ($17,000,000)   Preferred  Stock
      [redemption  obligations]  and notes  payable  ($6,000,0000)  based on our current and long-term debt requirements of our new Term Facility.  As part of this  transaction,  we  recorded a $2 million  tax-free  gain from this early  redemption of all outstanding  Preferred Stock and notes payable in the first quarter of fiscal 2006.

7.    INVENTORIES:

      Inventories  are stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                     March 31, 2006          December 31, 2005
                                     --------------          -----------------
           Raw materials               $  1,312,000               $  1,429,000
           Work-in-process                  304,000                    188,000
           Finished goods                 3,679,000                  5,115,000
                                       ------------               ------------
                                       $  5,295,000               $  6,732,000
                                       ============               ============

8.    OPERATING SEGMENTS:

      Our  operating  segments are  evidenced  by the  structure of our internal organization.  The segments of sporting goods  equipment and licensing are defined for operations  participating  in Everlast  brand sales  activity, which  are  separately  broken  out  and  disclosed  on our  statement  of operations.

      Our  sporting  goods  business  predominately  operates in one  geographic segment, the United States and Canada. As of January 1, 2006 our licensing
      segment  receives   approximately   52%  of  our  revenues  from  domestic
      licensees, 26% from European licensees and 22% from all other countries.

      Where  applicable,  "other"  represents  items  necessary to reconcile the consolidated  financial  statements,  which  generally  include  corporate activity  and costs,  to the  segment  financial  information  provided as follows:

      FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                               Sporting
                                                                 Goods          Licensing          Other            Total
                                                            ---------------- --------------- ---------------- --------------
      Operating income ( loss)                                 ($229,000)      $2,926,000      ($1,243,000)       $1,454,000
                                                            ----------------------------------------------------------------

      Gain on early extinguishment of preferred stock and
      prepayment of notes payable                                                                2,032,000         2,032,000

      Interest and financing costs, net                                                           (659,000)         (659,000)

      Income (loss) before income taxes from continuing
      operations                                               ($229,000)      $2,926,000         $130,000        $2,827,000
                                                            ================================================================

      FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                               Sporting
                                                                 Goods          Licensing          Other             Total
                                                            ---------------- --------------- ---------------- --------------

      Operating income ( loss)                                 ($550,000)      $2,809,000      ($1,466,000)         $793,000
                                                            ----------------------------------------------------------------

      Interest and financing costs, net                                                           (548,000)         (548,000)

      Income (loss) before income taxes from continuing
      operations                                               ($550,000)      $2,809,000      ($2,014,000)         $245,000
                                                            ================================================================

9.    STOCKHOLDERS' EQUITY:

      During the three months ended March 31,  2006,  paid in capital  increased
      $2.9 million,  largely a result from the exercise of employee and director stock options.

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
availability  of key  personnel,  and changes in, or the failure to comply with, government's  regulations,  among other geo-political and economic risk factors.
As a result of the foregoing and other factors,  no assurance can be given as to the future results,  levels of activity and  achievements and neither us nor any person  assumes  responsibility  for the  accuracy  and  completeness  of  these statements.

GENERAL

         Everlast  Worldwide Inc., a Delaware  corporation and its  subsidiaries
(collectively,  the "Company" and herein  referred to as "we",  "us" and "our"), was  originally  organized  in the  State  of New  York on July 6,  1992 and was
re-incorporated  in Delaware on October 19, 1994. Our sporting goods business is currently  engaged in the design,  manufacture,  marketing  and sale of sporting goods related to the sport of boxing such as boxing  gloves,  heavy bags,  speed bags,  boxing  trunks,  and  miscellaneous  gym equipment  that are sold through sporting goods stores, mass merchandisers,  catalog operations,  gymnasiums, and martial arts  studios.  In  addition,  we license the  Everlast(R)  trademark to numerous companies, both domestic and international, that source and manufacture
products  such  as  men's,   women's  and   children's   apparel  and  footwear,
cardiovascular equipment, back to school stationery, eyewear, sports bags, hats, fragrances, fine jewelry, batteries, nutritional products and other accessories.
One of our business  strategies,  as a licensing  and marketing  company,  is to maximize  the value of our  intellectual  property  by entering  into  strategic licenses with entities  which have been selected based upon our belief that they will be able to produce and sell  quality  products in the  categories  of their specific expertise.  This licensing strategy is designed to permit us to operate our licensing business with minimal working capital, no inventory, production or distribution costs or risks, and utilizing only a small group of core employees.

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

            INVENTORIES.  Our  inventories  are  valued  at the lower of cost or market.  Cost has been  derived  principally  on the  standard  cost methodology,  where we utilize a  first-in-first-out  method.  Fixed production  overhead is allocated  on the basis of normal  operating
            capacity  of  the  production  facility.   We  provide  for  reserve
            allowances on finished goods and  specifically  identify and reserve for slow moving or obsolete raw materials and packaging.

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

RESULTS OF OPERATIONS

2004 & 2005 DISPOSAL OF BUSINESS COMPONENTS

      On December 17, 2004, we entered into our largest  licensing  agreement in our history,  whereby we licensed our United States women's apparel  business to
Jacques Moret, effective January 1, 2005. Effective January 1, 2006, we expanded our relationship  with Jacques Moret whereby we licensed our United States men's apparel business.  We believe that our decision to license our men's and women's apparel  businesses is in our best interests because it reduces risk,  increases profitability  and grows Everlast apparel presence as a result of the licensee's ability  to  source  product  more  competitively  due to its  buying  power and expanded distribution network in certain channels of distribution.  Accordingly, we has reported our results of  operations on a GAAP basis,  which  includes the application of SFAS No. 144 "Accounting  for the Disposal of Long-Lived  Assets"
which  requires us to report our results of  operations of the men's and women's apparel businesses as discontinued  components for all current and prior periods presented.

THREE MONTHS ENDED MARCH 31, 2006

      Net revenues  increased to $10.0  million for the three months ended March
31,  2006 from $8.3  million  for the three  months  ended  March 31,  2005,  an increase of approximately $1.7 million,  or 20%. This increase was predominately a result of increases in sales of sporting goods  equipment of $1.7 million (33%
increase)  compared to the same period last year. Our licensing revenues were $3 million for the three months  ended March 31, 2006  compared to $3.1 million for the three  months  ended March 31,  2005.  In the first  quarter of fiscal 2006,
Everlast's net licensing revenues were impacted by our decision not to renew the previously  existing  footwear  license  that was  allowed to expire in December
2005,  as well as an  increase  in  licensing  commissions  resulting  from  the litigation  settlement  which requires us to pay commissions to our former agent during 2006 an aggregate $450,000.

      Gross  profit  increased  to $4.4 million for the three months ended March
31, 2006 from $4.0  million for the three  months  ended March 31,  2005.  Gross profit  decreased  as a  percentage  of net  revenues to 44.5% from  48.1%.  The increase in gross profit  dollars was  primarily a result of the  aforementioned increase  in net  sporting  goods  sales.  The lower  gross  profit  margin  was primarily  due to a change in revenue  mix.  This was driven by higher  sporting goods  sales,  which  have a lower  gross  margin  than our  revenue  stream  of licensing.  However,  our  sporting  goods  gross  margins did improve 330 basis points over the 2005  comparable  period due to lower  product  costs,  improved operational efficiencies and reductions in labor and overhead.

      Selling and  shipping  expenses  increased to  approximately  $1.6 million
(15.7%  of net  revenues)  for the  three  months  ended  March  31,  2006  from approximately  $1.2 million  (14.5% of net  revenues) for the three months ended
March 31, 2005.  The increase in dollars and as a percentage of net revenues was primarily a result of increased marketing and fixed advertising  associated with our  increased  revenues.  During the three  months  ended  March 31,  2005,  we incurred a non-cash  charge in  connection  with the  issuance  of  warrants  to purchase 149,000 shares of our common stock, $0.02 par value (the "Warrants") to
Contender Partners LLC, aggregating $182,000.  The issuance of the Warrants were valued using the Black Scholes  option pricing model and were issued in exchange for  advertisement  and product  placement of men's  apparel and sporting  goods appearing on television reality show "The Contender."

      General and administrative expenses were $1.3 million for the three months ended  March 31, 2006 as compared  to $1.6  million for the three  months  ended
March 31, 2005. The decrease was a result of reduced  corporate  overhead driven from our discontinued  components and higher professional fees in the prior year resulting from our then litigation in progress.

      On January 1, 2006 we adopted Statement of Financial  Accounting Standards
(SFAS) No. 123,  "Accounting for Stock-Based  Compensation,"  in accordance with the  modified-  prospective  transition  method  prescribed  in  SFAS  No.  148,
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure."  In
accordance with the accounting  change for the  modified-prospective  transition method, we incurred  stock-based  compensation expense of $84,000 in the current period.  It is expected that for the year ended  December 31, 2006,  stock-based compensation expense will approximate $400,000, net.

      Effective  January 1, 2006, we changed our estimate of the useful life for the  accounting of the  amortization  of certain  intangible  assets,  no longer amortizing our trademark for $228,000 per quarter,  based on the assessment that the Everlast  trademark has an indefinite useful life. For the periods presented prior to January 1, 2006,  we  amortized  this  intangible  asset over a 30-year life.

      Operating  income improved to $1.5 million (14.6% of net revenues) for the three  months  ended March 31,  2006 as  compared  to $.8  million  (9.5% of net revenues)  for the three months ended March 31, 2005, an increase of $.7 million or 83%.  The  increase in operating  income  dollars and as a percentage  of net revenues  for the 2006 period was  primarily a result of higher net revenues and resulting gross margins,  along with lower general and  administrative  expenses and amortization expense explained above.

      In February 2006, we recorded a $2 million gain from the early  redemption of our Preferred Stock in the aggregate principal amount of $20 million and the prepayment of our outstanding $6 million in notes payable to one of the holders of the Preferred Stock by entering into a $25 million Senior Secured  Four-Year
 Term Facility (the "Term  Facility")  with Wells Fargo  Century,  Inc.  ("Wells
 Fargo").  Under the terms of the Term Facility, we redeemed all our outstanding
 Preferred Stock,  prepaid all of our outstanding notes payable  associated with the Preferred Stock, and eliminated all rights and privileges of holders of the
 Preferred Stock, for an aggregate amount of $22.7 million,  taken as an advance under the Term Facility.  The remaining $2.3 million  available  under the Term
 Facility was used to pay financing and  professional  costs associated with the
 Term Facility.  The Term Facility requires quarterly principal  installments of
 $635,000,  commencing  April 30,  2006,  with a balloon  of $15.5  million  due
 December  31,  2009,  along with  monthly  interest on the related  outstanding principal at prime plus 1% (currently  8.75%.) The Term  Facility  provides for customary  covenants  including  but  not  limited  to a  minimum  fixed-charge financial  covenant  ratio excess  cash-flow  recapture.  The Term  Facility is secured by all our and our  subsidiaries'  tangible and intangible  assets.  In addition,  we also  amended  our $17 million  line of credit  under a Factoring
 Agreement also with Wells Fargo (the "Factor").

      Interest expense and finance costs, net of interest income, increased from
$548,000 in the three-month  period ending March 31, 2005 to $659,000 during the
March 31, 2006  period.  $150,000 of the  increase  was due to higher  borrowing costs associated with the Term Facility  described above as compared to the debt service in place  (interest on notes  payable) in the same period in 2005.  This increase  was  partially  offset by lower  interest on our  average  outstanding balance  with our Factor in the first  quarter of 2006 as  compared  to the same period in 2005. Such decrease was a result of improved operating cash flows.

      Income before income taxes from continuing operations for the three months ended March 31, 2006 was $2.8  compared to  approximately  $0.2 million  pre-tax profit for the  three-month  period  ended March 31,  2005.  The  increase was a primarily a result of higher operating income along with the gain from the early extinguishment  of  our  debt  instruments  (which  was a tax  free  event),  as explained above.

      We recognized a tax provision of $343,000 for the three months ended March
31, 2006 as compared to a tax provision of  approximately  $19,000 for the three months ended March 31, 2005. We expect our tax rate to be approximately 39% this year.

      Net income from continuing  operations was $2.5 million in the 2006 period as compared to a net income of $226,000 in 2005.  During the three  months ended
March 31, 2005, we incurred a loss, net of tax, from the discontinued components of $320,000  whereby we did not incur any costs associated with our discontinued
components in the 2006 period presented. Accordingly, our net loss for the three months ended March 31, 2005 from  continuing  and  discontinued  operations  was
$94,000 as  compared to net income in the three  months  ended March 31, 2006 of
$2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

      We finance our operations and growth  primarily with cash flows  generated from  operations  and from the  availability  to borrow  from our  Factor's  $17 million demand line of credit.

      Net cash provided by operating activities for the three months ended March
31, 2006 was $6.9 million as compared to $6.6 million for the three months ended
March 31, 2005.  This increase was primarily  attributable to an increase in our net income of $ .5 million  (excluding the gain from the early redemption of all of our  outstanding  Preferred  Stock and  repayment of all of our notes payable issued  in  relation  to the  Preferred  Stock.)  Net cash  used  for  investing activities for the three months ended March 31, 2006 was $178,000 as compared to
$45,000 for the three months ended March 31, 2005.

         During the three  months  ended March 31,  2006,  our primary  need for funds was to finance  working  capital and for the  repayment of the  borrowings from our Factor.  Borrowings  from our Factor during the year ended December 31,
2005 were used to redeem the $3 million  Preferred Stock along with interest and finance  costs of $.8 million.  During the three months ended March 31, 2006, we repaid the Factor $9.8  million  reducing  our  outstanding  obligation  to $5.0 million at March 31, 2006.

      Cash used in financing  activities  was $6.6  million for the  three-month period  ended March 31, 2006 as  compared  to $7.0  million for the  three-month period ended March 31,  2005.  As  disclosed  above,  we entered into a the Term
Facility to redeem all of our outstanding  Preferred Stock and repaid all of our outstanding notes payable issued in relation to the Preferred Stock, together in the aggregate amount of $26 million.  Aside from these changes,  the decrease in financing uses is primarily due to  aforementioned  repayment of borrowings from our Factor,  offset by proceeds from  exercises of stock options of $2.8 million during the period March 31, 2006.

      At March 31, 2006, cash and cash  equivalents was $0.2 million compared to
$58,000 at December 31, 2005. Working capital was $4.1 million at March 31, 2006 compared to $300,000 at December 31, 2005.

      Management  anticipates it will generate and maintain  sufficient cash and cash equivalent balances,  along with availability under our $17 million line of credit from our Factor,  although no assurance  to that effect can be given,  to fund our contractual  obligations and working capital needs. Positive cash flow, if it occurs,  will create working capital to fund our  anticipated  growth over the  next  12  months  and  our  contractual  obligations  related  to our  debt instruments scheduled maturities.  If a positive cash flow does not occur, there will be a decrease in cash and cash equivalent  balances and/or  borrowings with the factor and/or other lenders will increase.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There  have  been no  changes  in  financial  market  risk  as  originally discussed  in our  Annual  Report on Form 10-K for the year ended  December  31,
2005.

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

PART II.   OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Contenders Partners LLC exercised the Warrants as of March 7, 2006 using a
"cashless  exercise."  We issued  121,687  shares of common stock as of March 8,
2006 based on a fair market value of $16.29 (the average  closing  price for the five trading days  immediately  prior to March 7, 2006) and an exercise price of
$3.69 per share. No underwriters or brokers were used in the transaction.  Since it was a cashless  exercise there were no cash proceeds to us. The shares of our common  stock  issued  upon  the  exercise  of the  Warrants  were  exempt  from registration  under the  Securities  Act of 1933,  as amended  (the  "Securities
Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 6.    EXHIBITS

      (a)  Exhibits

      10.1     Employment  Agreement between Everlast Worldwide Inc. and Seth A.
               Horowitz  dated  as  of  November  28,  2005  -  incorporated  by reference  to Exhibit  99.1 to  Current  Report on Form 8-K filed
               January 24, 2006.

      10.2     Term Loan Agreement  dated February 7, 2006 by and among Everlast
               Worldwide Inc., Everlast World's Boxing Headquarters Corporation,
               Everlast  Sports  Mfg.  Corp.  and Wells  Fargo  Century,  Inc. -
               incorporated  by reference  to Exhibit 99.1 to Current  Report on
               Form 8-K filed February 10, 2006.

      10.3     Second Amended and Restated Security  Agreement dated February 7,
               2006 by and  among  Everlast  Worldwide  Inc.,  Everlast  World's
               Boxing Headquarters  Corporation,  Everlast Sports Mfg. Corp. and
               Wells Fargo Century,  Inc. - incorporated by reference to Exhibit
               99.2 to Current Report on Form 8-K filed February 10, 2006.

      10.4     Amended and Restated  Factoring  Agreement dated February 7, 2006 by and among Everlast  Worldwide  Inc.,  Everlast  World's Boxing
               Headquarters  Corporation,  Everlast  Sports Mfg. Corp. and Wells
               Fargo Century,  Inc. - incorporated  by reference to Exhibit 99.3 to Current Report on Form 8-K filed February 10, 2006.

      10.5     Securities  Purchase  Agreement  dated  February  7,  2006 by and between the Company and Ben Nadorf.  - incorporated  by reference to Exhibit 99.4 to Current  Report on Form 8-K filed February 10,
               2006.

      10.6     Securities  Purchase  Agreement  dated  February  7,  2006 by and between  the  Company  and Arlene  Schechet.  -  incorporated  by reference  to Exhibit  99.5 to  Current  Report on Form 8-K filed
               February 10, 2006.

      10.7     Securities  Purchase  Agreement  dated  February  7,  2006 by and between  the  Company  and Arthur  Schechet.  -  incorporated  by reference  to Exhibit  99. 6 to Current  Report on Form 8-K filed
               February 10, 2006.

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

                                            EVERLAST WORLDWIDE INC.

Date: May 5, 2006                           By:  /s/ Seth Horowitz
                                               -----------------
                                            Name: Seth Horowitz
                                            Title: Chief Executive Officer,
                                            President

                                            By:  /s/ Gary J. Dailey
                                               ----------------------------------
                                            Name: Gary J. Dailey
                                            Title: Chief Financial Officer,
                                            Chief Accounting Officer

