Form 10-Q
period 2006-06-30
EVERLAST WORLDWIDE INC
filed 2006-08-04
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended June 30, 2006

/_/  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------

         Commission File Number:   0-25918
                                 -----------

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

   Large accelerated filer [_]  Accelerated Filer [_]  Non-accelerated Filer [X]

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act)
             Yes                             No  X
                 ---                            ---
     The number of common  equity  shares  outstanding  as of August 2, 2006 was
3,905,304 shares of Common Stock, $.002 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           June 30, 2006 (Unaudited) and December 31, 2005                    3

         Consolidated Statements of Operations -
           Three and Six Months ended June 30, 2006 and 2005 (Unaudited)      4

         Consolidated Statements of Cash Flows -
           Six Months ended June 30, 2006 and 2005 (Unaudited)                5

         Notes to Consolidated Financial Statements -
           Six Months ended June 30, 2006 - (Unaudited)                    6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12-18

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           19

Item 4.  Controls and Procedures                                             19

PART II. OTHER INFORMATION

Items 1,2,3 and 5 not applicable

Item 4.  Submission of Matters to Vote of Security Holders                   19

Item 6.  Exhibits                                                            20

SIGNATURES                                                                   21

                                                   EVERLAST WORLDWIDE INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,          December 31,
                                                                                            2006                2005
                                                                                       -------------        -------------
                                                                                         (Unaudited)
(Note)
    ASSETS
    Current assets:
     Cash and cash equivalents                                                           $   242,000          $   58,000
     Accounts and licensing receivables - net                                              7,609,000          11,117,000
     Inventories                                                                           5,667,000           6,732,000
     Inventories of discontinued component                                                         -           1,205,000
     Prepaid expenses and other current assets                                             1,284,000           2,761,000
                                                                                       -------------       --------------
                   Total current assets                                                   14,802,000          21,873,000

     Restricted cash                                                                       1,083,000           1,059,000
     Property and equipment, net                                                           6,243,000           6,213,000
     Goodwill                                                                              6,718,000           6,718,000
     Trademarks, net                                                                      22,664,000          22,664,000
     Other assets                                                                          2,711,000           2,914,000
                                                                                        ------------        ------------
                                                                                         $54,221,000         $61,441,000

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Short-term borrowings from factor                                                   $ 2,978,000        $ 13,028,000
     Current maturities of long term debt                                                  2,775,000           2,141,000
     Accounts payable                                                                      3,705,000           3,159,000
     Accrued expenses and other current liabilities                                        2,295,000           3,252,000
                                                                                     ---------------       -------------
                   Total current liabilities                                              11,753,000          21,580,000

   License deposits payable                                                                  441,000             465,000
   Long term debt, net of current maturities                                              23,145,000          26,531,000
                                                                                     ---------------      --------------
                   Total liabilities                                                      35,339,000          48,576,000
                                                                                     ---------------      --------------

   Stockholders' equity:
     Common stock, par value $.002; 19,000,000 shares
       authorized; 4,078,304 issued (3,552,743 in 2005),
       3,904,304 outstanding, 3,378,743 in 2005                                               10,000               8,000
     Class A common stock, par value $.01; 100,000 shares
       authorized; 0 shares issued and outstanding at June 30, 2006 and
       100,000 shares issued and outstanding at December 31, 2005                                  -               1,000
     Paid-in capital                                                                      15,437,000          12,307,000
     Retained earnings                                                                     4,162,000           1,276,000
                                                                                       -------------           ---------
                                                                                          19,609,000          13,592,000
     Less treasury stock, at cost (174,000 common shares)                                   (727,000)           (727,000)
                                                                                       -------------        ------------
                                                                                          18,882,000          12,865,000
                                                                                        ------------         -----------
                                                                                        $ 54,221,000        $ 61,441,000
                                                                                        ============        ============
See accompanying notes to the financial statements.

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

                                                             3

                                           EVERLAST WORLDWIDE INC. & SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended                         Six Months Ended
                                                                    June 30,                                 June 30,
                                                       ------------------------------------  ------------------------------------

                                                           2006                 2005                2006                  2005
                                                           ----                 ----                ----                  ----
                                                       (Unaudited)          (Unaudited)         (Unaudited)           (Unaudited)

Net sales                                               $6,798,000           $7,313,000         $13,765,000           $12,537,000
Net license revenues                                     3,039,000            2,938,000           6,042,000             6,038,000
                                                        ----------           ----------         -----------           -----------
Net revenues                                             9,837,000           10,251,000          19,807,000            18,575,000
                                                        ----------           ----------         -----------           -----------

Cost of goods sold                                       5,340,000            5,900,000          10,869,000            10,220,000
                                                        ----------           ----------         -----------           -----------

Gross profit                                             4,497,000            4,351,000           8,938,000             8,355,000

Operating expenses:
  Selling and shipping                                   1,320,000            1,152,000           2,886,000             2,357,000
  General and administrative                             1,476,000            1,671,000           2,813,000             3,267,000
  Restructuring and non-recurring charges                        -              273,000                   -               273,000
  Stock-based compensation and costs in                    135,000                    -             219,000               182,000
  connection with warrant issuance
    Amortization                                                 -              228,000                   -               456,000
                                                        ----------           ----------         -----------           -----------
                                                         2,931,000            3,324,000           5,918,000             6,535,000
                                                        ----------           ----------         -----------           -----------

Income from continuing operations                        1,566,000            1,027,000           3,020,000             1,820,000
                                                        ----------           ----------         -----------           -----------

Other income (expense):
  Gain on early extinguishment of preferred                      -                    -           2,032,000                     -
  stock and prepayment of notes payable, net
  Interest expense and financing costs                   (826,000)            (523,000)         (1,494,000)           (1,077,000)
  Investment income                                          3,000                5,000              12,000                11,000
                                                        ----------           ----------         -----------           -----------
                                                         (823,000)            (518,000)           (550,000)           (1,066,000)
                                                        ----------           ----------         -----------           -----------

Income before provision for income  taxes                  743,000              509,000           3,570,000               754,000
from continuing operations

Provision for income taxes                                 341,000              203,000             684,000               222,000
                                                        ----------           ----------         -----------           -----------

Net income from continuing operations                      402,000              306,000           2,886,000               532,000
                                                        ----------           ----------         -----------           -----------

Loss from discontinued components, net of tax                    -            (902,000)                   -           (1,221,000)
                                                        ----------           ----------         -----------           -----------

Net income (loss) available to common                     $402,000           ($596,000)          $2,886,000            ($689,000)
stockholders
                                                        ==========           ==========         ===========           ===========

Basic earnings  per share from continuing                    $0.10                $0.09               $0.77                 $0.16
operations
                                                        ==========           ==========         ===========           ===========
Diluted earnings per share from continuing                   $0.10                $0.08               $0.72                 $0.14
operations
                                                        ==========           ==========         ===========           ===========
Basic loss per share from discontinued component                 -              ($0.27)                   -               ($0.38)
                                                        ==========           ==========         ===========           ===========
Diluted loss per share from discontinued component               -              ($0.24)                   -               ($0.33)
                                                        ==========           ==========         ===========           ===========
Net basic earnings (loss) per share                          $0.10              ($0.18)               $0.77               ($0.21)
                                                        ==========           ==========         ===========           ===========
Net diluted earnings (loss) per share                        $0.10              ($0.16)               $0.72               ($0.19)
                                                        ==========           ==========         ===========           ===========

                                                             4

                                                   EVERLAST WORLDWIDE INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                             ------------------------------
                                                                                                  2006              2005
                                                                                             ------------------------------

                  (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                                           $2,886,000          ($689,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Gain on early extinguishment of preferred stock and notes payable                      (2,032,000)              --
       Depreciation and amortization                                                             568,000            983,000
       Non-cash cost in connection with stock-based compensation
         and warrant issuance                                                                    219,000            182,000
       Interest income on restricted cash                                                        (23,000)           (13,000)
Changes in assets (increase) decrease:
       Accounts receivable                                                                     3,508,000          5,694,000
       Inventories                                                                             2,270,000          1,338,000
       Prepaid expenses and other current assets                                               1,134,000           (429,000)
       Other assets                                                                              676,000           (136,000)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                                        (1,066,000)        (1,217,000)
       Deferred licensing revenues                                                                  --              955,000
       License deposits payable                                                                  (24,000)            13,000
                                                                                             -----------         ----------
             Net cash provided by operating activities                                         8,114,000          6,681,000
                                                                                             -----------         ----------

Cash flows used by investing activities:
       Purchases of property and equipment                                                      (278,000)          (153,000)
                                                                                             -----------         ----------

Cash flows from financing activities:
       Proceeds from term loan facility                                                       25,000,000               --
       Redemption of preferred stock and prepayment of notes payable                         (22,703,000)              --
       Deferred financing costs on term facility                                              (2,059,000)              --
       Repayments of short-term borrowings from Factor                                       (10,050,000)        (7,113,000)
       Proceeds from exercises of stock options                                                2,912,000            214,000
       Repayments of long-term debt instruments                                                 (752,000)           (89,000)
                                                                                             -----------         ----------
             Net cash used by financing activities:                                           (7,652,000)        (6,988,000)
                                                                                             -----------         ----------

Net increase (decrease) in cash and cash equivalents                                             184,000           (460,000)
Cash and cash equivalents, beginning of period                                                    58,000            649,000
                                                                                             -----------         ----------

Cash and cash equivalents, end of period                                                        $242,000           $189,000
                                                                                             ===========         ==========

Supplemental  disclosures  of cash flow  information:  Cash paid during the period for:
    Interest                                                                                  $1,243,000           $593,000
    Income taxes                                                                                   8,000              7,000

See accompanying notes to financial statements.

                                                              5

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    EVERLAST WORLDWIDE INC. AND BASIS OF PRESENTATION:

      Everlast Worldwide, Inc. (herein referred to as "the Company", "we", "us", and "our") is a  manufacturer,  marketer and  licensor of sporting  goods, apparel,  footwear and other active lifestyle  products under the Everlast brand name. Our consolidated  financial statements are presented herein as of June 30, 2006 and for the three and six months  ended June 30, 2006 and
      2005  are  unaudited  and,  in the  opinion  of  management,  include  all
      adjustments   (consisting  only  of  normal  and  recurring   adjustments)
      necessary  for a fair  presentation  of financial  position and results of
      operations.   Such  financial   statements  do  not  include  all  of  the
      information  and  footnote   disclosures   normally  included  in  audited
      financial  statements  prepared  in  accordance  with  generally  accepted accounting  principles.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the  instructions to Form
      10-Q.  The results of operations for the three and six month periods ended
      June 30, 2006 are not  necessarily  indicative  of the results that may be expected for any other  interim  periods or the full year ending  December
      31, 2006. We have reviewed the status of our legal contingencies and there are no material changes from the Form 10-K for the year ended December 31,
      2005.

2.    CHANGE IN ACCOUNTING FOR STOCK BASED COMPENSATION:

      On January 1, 2006, we adopted Statement of Financial Accounting Standards
      (SFAS)  No.  123(R),   "Accounting  for  Stock-Based   Compensation,"   in
      accordance with the  modified-prospective  transition method prescribed in
      SFAS No. 148,  "Accounting for  Stock-Based  Compensation - Transition and
      Disclosure."   In   accordance   with  the   accounting   change  for  the
      modified-prospective    transition   method,   we   incurred   stock-based
      compensation expense of $120,000, net of a tax benefit of $146,000, in the current  three month period ended June 30, 2006.  It is expected  that for the year ended December 31, 2006,  stock-based  compensation  expense will approximate  $450,000,  net of tax. Prior to January 1, 2006, we accounted
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
      123 (R), "Accounting For Stock-Based Compensation", pro-forma net loss and loss per share for the three and  six-month  period  ended  June 30,  2005 would be as follows:

                                            --------------------------------
                                               Three Months      Six Months
                                                  Ended             Ended
                                             June 30, 2005     June 30, 2005
                                            --------------------------------

Net loss, as reported                        ($  596,000)      ($  689,000)

Stock-based employee compensation
expense determined under fair value
method, net of related tax effects               (28,000)          (56,000)

Pro-forma net loss                           ($  624,000)      ($  745,000)

Basic net loss per common share:
    As reported                              $     (0.18)      $     (0.21)
    Pro-forma                                $     (0.19)      $     (0.23)

Diluted net loss per common share:
    As reported                              $     (0.18)      $     (0.21)
    Pro-forma                                $     (0.19)      $     (0.23)

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

                                                                         Three Months Ended                   Six Months Ended
                                                                               June 30,                           June 30
                                                                   -----------------------------------------------------------------
                                                                         2006             2005              2006             2005
                                                                   -----------------------------------------------------------------
Numerator:
Numerator for basic and diluted
    earnings per common share --

    Net income (loss) available to common                           $   402,000      ($  596,000)      $ 2,886,000      ($  689,000)
                                                                    -----------      -----------       -----------      -----------
    stockholders

Denominator:
Denominator for basic earnings per
    common share --
    Weighted average shares
    outstanding during the period                                     3,883,000        3,289,000         3,750,000        3,231,000
                                                                    -----------      -----------       -----------      -----------

Effect of diluted securities:
    Stock options, warrants and contingent
    consideration                                                       274,000          513,000           283,000          485,000
                                                                    -----------      -----------       -----------      -----------

Denominator for diluted earnings per
    common share --
    adjusted  weighted  average  shares and  assumed
    conversions                                                       4,157,000        3,802,000         4,033,000        3,716,000
                                                                    ===========      ===========       ===========      ===========

    Basic net income (loss) per common share                        $      0.10      ($     0.18)      $      0.77      ($     0.21)
                                                                    ===========      ===========       ===========      ===========
    Diluted net income (loss) per common share                      $      0.10      ($     0.16)      $      0.72      ($     0.19)
                                                                    ===========      ===========       ===========      ===========

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

      The following  results of our men's and women's  apparel  components  have been presented as loss from a discontinued  components in the accompanying consolidated  statements of operations for the three and six-months  ended
      June 30, 2005.

                                              Three Months      Six Months
                                             Ended June 30,    Ended June 30,
                                                  2005             2005
                                             --------------    --------------
Net sales                                     $ 2,226,000       $ 6,123,000
Costs and expenses                              3,230,000         7,415,000
                                             --------------    --------------

Loss before income taxes                       (1,004,000)       (1,292,000)
Income tax benefit                                102,000            71,000
                                             --------------    --------------
Loss from discontinued components             ($  902,000)      ($1,221,000)
                                             ==============    ==============

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

      We  accomplished  the  redemptions  and  prepayment by entering into a $25 million Senior Secured  Four-Year Term Facility (the "Term Facility") with
      Wells Fargo Century,  Inc. ("Wells  Fargo").  Pursuant to the terms of the
      Term Facility,  we redeemed all our outstanding  Preferred Stock,  prepaid all our outstanding notes payable and eliminated all rights and privileges associated therewith for an aggregate amount of $22.7 million, taken as an advance under the Term  Facility.  The remaining $2.3 million of available financing  under  the  Term  Facility  was used to pay for  financing  and professional  costs  associated with the Term Facility.  The Term Facility requires quarterly  principal  installments of $635,000,  commencing April
      30, 2006,  with a balloon  payment of $15.5 million due December 31, 2009, along with monthly interest on the related outstanding  principal at prime plus  1% (9% as of  June  30,  2006.)  The  Term  Facility  has  customary covenants in place,  including a minimum  fixed-charge  financial covenant ratio, and excess cash-flow  recapture (which we currently  estimate to be
      $1 million at June 30, 2006 and have  reclassified $1 million of long term debt into accrued  expenses and other  liabilities.)  The Term Facility is secured by all of our tangible and intangible assets.

      In accordance with prevailing  accounting  principles regarding short-term debt expected to be refinanced at December 31, 2005, we  reclassified  our
      current   ($3,000,000)   and  long-term   ($17,000,000)   Preferred  Stock
      redemption obligations and notes payable ($6,000,000) based on our current and long-term debt requirements of our new Term Facility.  As part of this transaction,  we  recorded  a $2  million  tax-free  gain from this  early redemption  of all  outstanding  Preferred  Stock and notes payable in the first quarter of fiscal 2006.

7.    INVENTORIES:

      Inventories  are stated at the lower of cost  (determined  on a  first-in, first-out basis) or market.

                                        June 30, 2006       December 31, 2005
                                       ---------------      -----------------
Raw materials                             $1,721,000           $1,429,000
Work-in-process                              310,000              188,000
Finished goods                             3,636,000            5,115,000
                                          ----------           ----------
                                          $5,667,000           $6,732,000
                                          ==========           ==========

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

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                                  Sporting
                                                                    Goods        Licensing         Other              Total
                                                                ---------------------------------------------------------------
      Operating income ( loss)                                    ($88,000)      $5,834,000     ($2,726,000)        $3,020,000
                                                                ---------------------------------------------------------------
      Gain on early extinguishment of preferred stock and
      prepayment of notes payable                                                                  2,032,000         2,032,000

      Interest and financing costs, net                                                          (1,482,000)       (1,482,000)

      Income (loss) before income taxes from continuing
      operations                                                  ($88,000)      $5,834,000    ( $2,176,000)        $3,570,000
                                                                ===============================================================

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                  Sporting
                                                                    Goods        Licensing         Other              Total
                                                                ---------------------------------------------------------------
      Operating income ( loss)                                   ($449,000)      $5,669,000     ($3,400,000)       $1,820,000
                                                            -------------------------------------------------------------------

      Interest and financing costs, net                                                          (1,066,000)       (1,066,000)
                                                            -------------------------------------------------------------------

      Income (loss) before income taxes from
      continuing operations                                      ($449,000)      $5,669,000     ($4,466,000)         $754,000
                                                            ===================================================================

9.    STOCKHOLDERS' EQUITY:

      During the six months ended June 30, 2006, paid in capital  increased $2.9 million, largely a result from the exercise of employee and director stock options.

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

THREE MONTHS ENDED JUNE 30, 2006

      Net revenues decreased to $9.8 million for the three months ended June 30,
2006 from $10.3  million for the three months ended June 30, 2005, a decrease of approximately  $0.5 million,  or 5%. Second quarter licensing revenues increased
3.4% to $3.0 million from $2.9 million in the second quarter of last year.  This increase in licensing revenues came even as we were impacted by our decision not to renew the previously  existing footwear license that was allowed to expire in
December  2005, as well as an increase in licensing  commissions  resulting from the litigation  settlement  which  requires us to pay  commissions to our former agent during fiscal 2006,  aggregating $450,000. In addition, our sporting goods sales small  decline was the result of a difficult  comparison  against the year ago quarter, which was unusually strong as a result of the airing of season 1 of
The  Contender,  which  premiered  in  March  2005.  Season  2 of The  Contender premiered on July 18, 2006, during our fiscal third quarter.

      Gross profit increased to $4.5 million for the three months ended June 30,
2006 from $4.4 million for the three  months  ended June 30, 2005.  Gross profit increased as a percentage  of net revenues to 45.7% from 42.4%.  The increase in gross profit dollars and gross margin  percentages was primarily a result of our sporting goods gross margins improving 330 basis points over the 2005 comparable period  due to  lower  product  costs,  improved  operational  efficiencies  and reductions in labor and overhead.

      Selling and  shipping  expenses  increased to  approximately  $1.3 million
(13.4%  of net  revenues)  for  the  three  months  ended  June  30,  2006  from approximately  $1.2 million  (11.2% of net  revenues) for the three months ended
June 30, 2005.  The increase in dollars and as a percentage  of net revenues was primarily a result of increased marketing and fixed advertising costs.

      General and administrative expenses were $1.5 million for the three months ended June 30, 2006 as compared to $1.7  million for the three months ended June
30, 2005. The decrease was a result of reduced  corporate  overhead  driven from our  discontinued  components  along with higher  legal fees  associated  with a litigation which occurred in the prior.  During the quarter ended June 30, 2005, we incurred a restructuring  charge of $273,000 for a minimum withdrawal pension liability settlement with the former union representing  employees of the Bronx,
New York facility which was closed in December 2003.

      On January 1, 2006 we adopted Statement of Financial  Accounting Standards
(SFAS) No. 123,  "Accounting for Stock-Based  Compensation,"  in accordance with the  modified-  prospective  transition  method  prescribed  in  SFAS  No.  148,
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure."  In
accordance with the accounting  change for the  modified-prospective  transition method, we incurred stock-based  compensation expense of $120,000 in the current period.  We  expect  that for the year  ended  December  31,  2006,  stock-based compensation expense will approximate $450,000, net of tax.

      Effective  January 1, 2006, we changed our estimate of the useful life for the  accounting  of the  amortization  of  certain  intangible  assets  and have assessed that the Everlast trademark has an indefinite useful life. As a result, we no longer amortize our trademark.  For the periods presented prior to January
1, 2006, we amortized  this  intangible  asset for $228,000 per quarter,  over a
30-year life.

      Operating  income improved to $1.6 million (15.9% of net revenues) for the three  months  ended June 30,  2006 as compared  to $1.0  million  (10.0% of net revenues)  for the three months ended June 30, 2005,  an increase of $.6 million or 53%.  The  increase in operating  income  dollars and as a percentage  of net revenues  for the 2006 period was  primarily a result of higher  gross  margins, along with lower general and  administrative  expenses and amortization  expense explained above.

      Interest expense and finance costs, net of interest income, increased from
$518,000 in the  three-month  period ending June 30, 2005 to $823,000 during the
June 30,  2006  period.  The  increase  of  $300,000  was  largely due to higher borrowing costs associated with our $25 million Senior Four-Year Term Facility (
the "Term Facility"),  which was closed in February 2006 as compared to the debt service in place  (interest on notes  payable) in the same period in 2005.  This increase  was  slightly  offset by lower  interest  on our  average  outstanding balance  with our Factor in the second  quarter of 2006 as  compared to the same period in 2005. Such decrease was a result of improved operating cash flows.

      Income before income taxes from continuing operations for the three months ended June 30, 2006 was  $743,000  compared to $509,000  pre-tax  profit for the three-month period ended June 30, 2005. The increase was a primarily a result of higher operating income offset by higher interest costs, as explained above.

      We  recognized a tax provision of $341,000 for the three months ended June
30, 2006 as compared to a tax  provision  of $203,000 for the three months ended
June 30, 2005. We expect our tax rate to be approximately 40% this year.

      Net income from  continuing  operations was $402,000 in the 2006 period as compared to a net income of $306,000 in 2005. During the three months ended June
30, 2005, we incurred a loss,  net of tax, from the  discontinued  components of
$902,000. We did not incur any costs associated with our discontinued components in the 2006 period  presented.  Our net loss for the three months ended June 30,
2005 from continuing and discontinued operations was $596,000.

SIX MONTHS ENDED JUNE 30, 2006

      Net revenues  increased to $19.8 million for the six months ended June 30,
2006 from $18.6  million for the six months ended June 30, 2005,  an increase of approximately  $1.2 million,  or 7%. This increase was predominately a result of increases in sales of sporting  goods  equipment of $1.2 million (10%  increase)
compared to the same  period  last year.  Our  licensing  revenues  were both $6 million for the six month  periods  ended June 30,  2006 and 2005.  In the first half of fiscal 2006,  our net  licensing  revenues were impacted by our decision not to renew the previously existing footwear license that was allowed to expire in December 2005, as well as an increase in licensing commissions resulting from the litigation  settlement  which  requires us to pay  commissions to our former agent during fiscal year 2006, aggregating approximately $900,000.

      Gross profit increased to $8.9 million (45.1% of net revenues) for the six months ended June 30, 2006 from $8.4 million (45.0% of net revenues) for the six months ended June 30, 2005. The increase in gross profit dollars was primarily a result of the aforementioned increase in net sporting goods sales.

      Selling and  shipping  expenses  increased to  approximately  $2.9 million
(14.6%  of  net   revenues)  for  the  six  months  ended  June  30,  2006  from approximately  $2.4 million  (12.7% of net  revenues) for the three months ended
June 30, 2005.  The increase in dollars and as a percentage  of net revenues was primarily a result of increased marketing and fixed advertising  associated with our increased revenues. During the six months ended June 30, 2005, we incurred a non-cash  charge of $182,000 in  connection  with the issuance of warrants  (the
"Warrants") to purchase  149,000 shares of our common stock,  $0.02 par value to
Contender Partners LLC. The issuance of the Warrants were valued using the Black
Scholes option pricing model and were issued in exchange for  advertisement  and product  placement of men's apparel and sporting  goods  appearing on television reality show The Contender.

      General and  administrative  expenses were $2.8 million for the six months ended June 30, 2006 as compared  to $3.3  million for the six months  ended June
30, 2005. The decrease was a result of reduced  corporate  overhead  driven from our  discontinued  components along with legal fees associated with a litigation which occurred in the prior year.  During the six months ended June 30, 2005, we incurred a  restructuring  charge of $273,000 for a minimum  withdrawal  pension liability settlement with the former union representing  employees of the Bronx,
New York facility which was closed in December 2003.

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
method, we incurred stock-based  compensation expense of approximately  $200,000 in the six month period ended June 30,  2006.  It is expected  that for the year ended  December  31, 2006,  stock-based  compensation  expense will  approximate
$450,000, net of tax.

      Effective  January 1, 2006, we changed our estimate of the useful life for the  accounting  of the  amortization  of  certain  intangible  assets  and have assessed that the Everlast trademark has an indefinite useful life. As a result, we no longer amortize our trademark.  For the periods presented prior to January
1, 2006, we amortized  this  intangible  asset for $228,000 per quarter,  over a
30-year life.

      Operating  income improved to $3.0 million (15.2% of net revenues) for the six  months  ended  June  30,  2006 as  compared  to $1.8  million  (9.8% of net revenues) for the six months ended June 30, 2005, an increase of $1.2 million or
66%.  The  increase  in  operating  income  dollars and as a  percentage  of net revenues  for the 2006 period was  primarily a result of higher net revenues and resulting gross margins,  along with lower general and  administrative  expenses and amortization expense explained above.

      In February 2006, we recorded a $2 million gain from the early  redemption of our Series A Redeemable Participating Preferred Stock (the "Preferred Stock")
in the  aggregate  principal  amount of $20  million and the  prepayment  of our outstanding  $6 million in notes  payable to one of the holders of the Preferred
Stock by entering  into Term  Facility with Wells Fargo  Century,  Inc.  ("Wells
Fargo").  Under the terms of the Term Facility,  we redeemed all our outstanding
Preferred Stock,  prepaid all of our outstanding  notes payable  associated with the Preferred  Stock, and eliminated all rights and privileges of holders of the
Preferred Stock,  for an aggregate amount of $22.7 million,  taken as an advance under the Term  Facility.  The remaining $2.3 million  available  under the Term
Facility was used to pay financing and  professional  costs  associated with the
Term Facility.  The Term Facility requires quarterly  principal  installments of
$635,000,  commencing  April 30,  2006,  with a  balloon  of $15.5  million  due
December  31,  2009,  along with  monthly  interest on the  related  outstanding principal at prime plus 1% (9% at June 30, 2006.) The Term Facility provides for customary  covenants  including  but  not  limited  to  a  minimum  fixed-charge financial  covenant ratio and excess cash-flow  recapture.  The Term Facility is secured by all of our  tangible and  intangible  assets.  In  addition,  we also amended our $17 million  line of credit under a Factoring  Agreement  with Wells
Fargo (the "Factor").

      Interest expense and finance costs, net of interest income, increased from
$1.1 million in the six month period ending June 30, 2005 to $1.5 million during the June 30,  2006  period.  The  increase  was due to  higher  borrowing  costs associated  with the Term  Facility  described  above  as  compared  to the debt service in place (interest on notes payable) in the same period in 2005.

      Income before income taxes from  continuing  operations for the six months ended June 30, 2006 was $3.6  million  compared to  approximately  $0.8  million pre-tax  profit for the six month period  ended June 30, 2005.  The increase was primarily a result of higher operating income along with the gain from the early extinguishment  of  our  debt  instruments  (which  was a tax  free  event),  as explained above.

      We  recognized  a tax  provision of $684,000 for the six months ended June
30, 2006 as compared to a tax  provision of  approximately  $222,000 for the six months ended June 30, 2005. We expect our tax rate to be approximately  40% this year, exclusive of the nontaxable gain on extinguishment.

      Net income from  continuing  operations  was $2.9 million in the six-month period  ended June 30,  2006 as compared to a net income of $532,000 in the same period in 2005.  During the six months ended June 30, 2005,  we incurred a loss, net of tax, from the discontinued  components of $1.2 million.  We did not incur any  costs  associated  with our  discontinued  components  in the  2006  period presented.  Our net loss for the six months ended June 30, 2005 from  continuing and discontinued operations was $689,000.

LIQUIDITY AND CAPITAL RESOURCES

      We finance our operations and growth  primarily with cash flows  generated from  operations  and from the  availability  to borrow  from our  Factor's  $17 million demand line of credit.

      Net cash  provided by operating  activities  for the six months ended June
30, 2006 was $8.1  million as compared to $6.7  million for the six months ended
June 30, 2005.  This increase was primarily  attributable  to an increase in our net income of $1.6 million  (excluding the gain from the early redemption of all of our  outstanding  Preferred  Stock and prepayment of all of our notes payable issued  in  relation  to the  Preferred  Stock.)  Net cash  used  for  investing activities  for the six months  ended June 30, 2006 was  $278,000 as compared to
$153,000 for the six months ended June 30, 2005.

      During the six months ended June 30, 2006,  our primary need for funds was to finance  working  capital and for the  repayment of the  borrowings  from our
Factor.  Borrowings from our Factor during the year ended December 31, 2005 were used to redeem the then $3 million  Preferred Stock  redemption  feature,  along with interest and finance costs of $.8 million. During the six months ended June
30, 2006, we repaid the Factor $10.1 million reducing our outstanding obligation to $2.9 million at June 30, 2006.

      Cash  used in  financing  activities  was $7.6  million  for the six month period  ended June 30, 2006 as compared to $7.0 million for the six month period ended June 30, 2005.  As disclosed  above,  we entered into the Term Facility to redeem all of our outstanding  Preferred Stock and repaid all of our outstanding notes  payable  issued in  relation  to the  Preferred  Stock,  together  in the aggregate amount of $22.7 million,  along with deferred  financing costs of $2.1 million.  Aside from these changes,  the increase in financing uses is primarily due to aforementioned repayment of borrowings from our Factor, repayments of our other debt  instruments of $752,000,  offset by proceeds from exercises of stock options of $2.9 million during the period ended June 30, 2006.

      At June 30,  2006,  cash and cash  equivalents  was  $242,000  compared to
$58,000 at December 31, 2005.  Working capital was $4.0 million at June 30, 2006 compared  to $300,000 at December  31,  2005,  primarily  the result of the cash infusion resulting from the exercise of stock options and the discontinuation of our apparel components whose operating margins and working capital  requirements required additional short term borrowings than we currently require now.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There have been no material changes in financial market risk as originally discussed  in our  Annual  Report on Form 10-K for the year ended  December  31,
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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 2, 2006, we held our annual meeting of  stockholders,  whereby the stockholders:  elected to amend the  by-laws  of the  Company  to  classify  the composition  of the Board of  Directors;  elect  eight  members  of the Board of
Directors,  divided into three classes, and to serve until the annual meeting of stockholders  when  the  term of  their  respective  classes  expire  and  their successors  are elected  and  qualified  and;  approved a proposal to ratify the appointment  of Berenson,  LLP as our  independent  auditors for the fiscal year ending December 31, 2006. The votes on such matters were as follows:

      1.  Adoption  of  proposal  to amend  the  company's  bylaws  to  classify composition of the board of directors of the company:

                         FOR              AGAINST            ABSTAIN
                      ---------          ---------           -------
                      1,956,313          1,912,308           1,850

      2.  Election of directors - The following  eight  nominees were elected as our directors:

                                 FOR            WITHHELD    CLASS  TERM EXPIRES

Seth Horowitz                  2,990,124         13,665      III      2009
James Anderson                 2,989,924         13,865      III      2009
Edward Epstein                 2,990,124         13,865      II       2008
Larry Kring                    2,989,924         13,665      III      2009
Teddy Atlas                    2,989,924         13,865      II       2008
James J. McGuire Jr            2,989,724         14,065      II       2008
Jeffrey M. Schwartz            2,990,124         13,665      I        2007
Mark Ackereizen                2,989,824         13,965      I        2007

      3.  Ratification of appointment of auditors:  To ratify the appointment of
          Berenson,  LLP as our auditors for the fiscal year ending December 31,
          2006.

                         FOR              AGAINST            ABSTAIN
                      ---------          ---------           -------
                      2,991,584            10,305             1,900

ITEM 6.  EXHIBITS

      (a)  Exhibits

      10.1     Employment  Agreement,  dated  January  1,  2006  by and  between
               Everlast Worldwide, Inc. and Gary J Dailey
      10.2     Retainer  Agreement,  dated July 1, 2006 by and between  Everlast
               Worldwide, Inc. and Edward R. Epstein
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

                                             EVERLAST WORLDWIDE INC.

Date: August 4, 2006                         By:  /s/ Seth Horowitz
                                                  -----------------
                                             Name:  Seth Horowitz
                                             Title: Chief Executive Officer,
                                                    President

                                             By:  /s/ Gary J. Dailey
                                                  ----------------------------------
                                             Name:  Gary J. Dailey
                                             Title: Chief Financial Officer,
                                                    Chief Accounting Officer

