Form 10-Q
period 2006-09-30
EVERLAST WORLDWIDE INC
filed 2006-11-06
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

X        QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934
            For the  quarterly  period ended  September 30, 2006

| |      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE   ACT  OF  1934
            For  the   transition   period   from       to
                                                  -----

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

                        Yes                                   No   X
                            ----                                  ---

         The number of common equity shares  outstanding  as of November 2, 2006 was 4,028,367 shares of Common Stock, $.002 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 2006 (Unaudited) and December 31, 2005           3

           Consolidated Statements of Operations -
             Three and Nine Months ended September 30, 2006 and 2005
             (Unaudited)                                                    4

           Consolidated Statements of Cash Flows -
             Nine Months ended September 30, 2006 and 2005 (Unaudited)      5

           Notes to Consolidated Financial Statements -
             Nine Months ended September 30, 2006 - (Unaudited)             6-11

  Item 2.  Management's Discussion and Analysis of Financial Condition     12-18
           and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk       19

  Item 4.  Controls and Procedures                                         19

PART II. OTHER INFORMATION

  Items 1 through 5 not applicable

  Item 6.  Exhibits                                                        19

SIGNATURES                                                                 20

                                            EVERLAST WORLDWIDE INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                              September 30,       December 31,
                                                                                  2006                2005
                                                                            ----------------    ----------------
                                                                               (Unaudited)           (Note)

ASSETS
Current assets:
Cash and cash equivalents                                                    $    261,000        $     58,000
Accounts and licensing receivables - net                                       11,566,000          11,117,000
Inventories                                                                     9,455,000           6,732,000
Inventories of discontinued component                                                --             1,205,000
Prepaid expenses and other current assets                                       1,006,000           2,761,000
                                                                             ------------        ------------
               Total current assets                                            22,288,000          21,873,000

Restricted cash                                                                 1,096,000           1,059,000
Property and equipment, net                                                     6,191,000           6,213,000
Goodwill                                                                        6,718,000           6,718,000
Trademarks, net                                                                22,664,000          22,664,000
Other assets                                                                    2,621,000           2,914,000
                                                                              ------------       ------------
                                                                             $ 61,578,000        $ 61,441,000
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings from factor                                          $  5,921,000        $ 13,028,000
  Current maturities of long term debt                                          2,776,000           2,141,000
  Accounts payable                                                              7,465,000           3,159,000
  Accrued expenses and other current liabilities                                3,095,000           3,252,000
                                                                             ------------        ------------
               Total current liabilities                                       19,257,000          21,580,000

License deposits payable                                                          435,000             465,000
Long term debt, net of current maturities                                      21,950,000          26,531,000
                                                                             ------------        ------------
               Total liabilities                                               41,642,000          48,576,000
                                                                             ------------        ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares
     authorized; 4,202,367 issued (3,552,743 in 2005),
    4,028,367 outstanding, 3,378,743 in 2005                                       10,000               8,000
  Class A common stock, par value $.01; 100,000 shares
     authorized; 0 shares issued and outstanding at September 30, 2006 and
     100,000 shares issued and outstanding at December 31, 2005                      --                 1,000
  Paid-in capital                                                              15,802,000          12,307,000
  Retained earnings                                                             4,851,000           1,276,000
                                                                             ------------        ------------
                                                                               20,663,000          13,592,000
  Less treasury stock, at cost (174,000 common shares)                           (727,000)           (727,000)
                                                                             ------------        ------------
                                                                               19,936,000          12,865,000
                                                                             ------------        ------------
                                                                             $ 61,578,000        $ 61,441,000
                                                                             ============        ============
See accompanying notes to the financial statements.

Note:    The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

                                             EVERLAST WORLDWIDE INC. & SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                                   ------------------                   -----------------
                                                                 2006              2005              2006              2005
                                                                 ----              ----              ----              ----
                                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net sales                                                    $ 10,450,000      $  7,753,000      $ 24,215,000      $ 20,290,000
Net license revenues                                            2,964,000         2,807,000         9,006,000         8,845,000
                                                             ------------      ------------      ------------      ------------
Net revenues                                                   13,414,000        10,560,000        33,221,000        29,135,000
                                                             ------------      ------------      ------------      ------------

Cost of goods sold                                              7,691,000         6,125,000        18,560,000        16,345,000
                                                             ------------      ------------      ------------      ------------

Gross profit                                                    5,723,000         4,435,000        14,661,000        12,790,000

Operating expenses:
    Selling and shipping                                        1,848,000         1,086,000         4,734,000        3,443,0008
    General and administrative                                  1,353,000         1,444,000         4,166,000         4,711,000
    Restructuring and non-recurring charges                          --                --                --             273,000
Stock-based compensation and costs in  connection                 357,000              --             576,000           182,000
with warrant issuance
    Amortization                                                     --             228,000              --             684,000
                                                             ------------      ------------      ------------      ------------
                                                                3,558,000         2,758,000         9,476,000         9,293,000
                                                             ------------      ------------      ------------      ------------

Income from continuing operations                               2,165,000         1,677,000         5,185,000         3,497,000
                                                             ------------      ------------      ------------      ------------

Other income (expense):
  Gain on early extinguishment of preferred stock                    --                --           2,032,000              --
and prepayment of notes payable, net
  Interest expense and financing costs                           (893,000)         (554,000)       (2,382,000)       (1,631,000)
  Investment income                                                 4,000             6,000            11,000            17,000
                                                             ------------      ------------      ------------      ------------
                                                                 (889,000)         (548,000)         (339,000)       (1,614,000)
                                                             ------------      ------------      ------------      ------------

Income before provision for income  taxes
from continuing operations                                      1,276,000         1,129,000         4,846,000         1,883,000

Provision for income taxes                                        587,000           456,000         1,271,000           678,000
                                                             ------------      ------------      ------------      ------------

Net income from continuing operations                             689,000           673,000         3,575,000         1,205,000
                                                             ------------      ------------      ------------      ------------

Loss from discontinued components, net of tax                        --            (498,000)             --          (1,720,000)
                                                             ------------      ------------      ------------      ------------

Net income (loss) available to common stockholders           $    689,000      $    175,000      $  3,575,000      ($   515,000)
                                                             ============      ============      ============      ============

Basic earnings  per share from continuing operations         $       0.18      $       0.20      $       0.94      $       0.37
                                                             ============      ============      ============      ============
  Diluted earnings per share from continuing
operations                                                   $       0.16      $       0.16      $       0.87      $       0.31
                                                             ============      ============      ============      ============
Basic loss per share from discontinued component                     --        ($      0.15)             --        ($      0.52)
                                                             ============      ============      ============      ============
Diluted loss per share from discontinued component                   --        ($      0.12)             --        ($      0.45)
                                                             ============      ============      ============      ============
Net basic earnings (loss) per share                          $       0.18      $       0.05      $       0.94      ($      0.15)
                                                             ============      ============      ============      ============
Net diluted earnings (loss) per share                        $       0.16      $       0.04      $       0.87      ($      0.14)
                                                             ============      ============      ============      ============

See accompanying notes to the financial statements.

                                              EVERLAST WORLDWIDE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                    2006                 2005
                                                                                ----------------------------------
                                                                                           (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                                             $  3,575,000         ($   515,000)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Gain on early extinguishment of preferred stock and notes payable          (2,032,000)                --
       Depreciation and amortization                                                 880,000            1,479,000
       Non-cash cost in connection with stock-based compensation
         and warrant issuance                                                        576,000              182,000
       Interest income on restricted cash                                            (37,000)             (22,000)
Changes in assets (increase) decrease:
       Accounts receivable                                                          (449,000)           6,575,000
       Inventories                                                                (1,518,000)            (361,000)
       Prepaid expenses and other current assets                                     821,000           (1,586,000)
       Other assets                                                                  579,000             (270,000)
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
         and other current liabilities                                             3,583,000           (1,183,000)
       Deferred licensing revenues                                                      --                756,000
       License deposits payable                                                      (30,000)              13,000
                                                                                ------------         ------------
             Net cash provided by operating activities                             5,948,000            5,068,000
                                                                                ------------         ------------

Cash flows used by investing activities:
       Purchases of property and equipment                                          (350,000)            (303,000)
                                                                                ------------         ------------

Cash flows from financing activities:
       Proceeds from term loan facility                                           25,000,000                 --
       Redemption of preferred stock and prepayment of notes payable             (22,703,000)                --
       Deferred financing costs on term facility                                  (2,059,000)                --
       Repayments of short-term borrowings from Factor                            (7,107,000)          (5,407,000)
       Proceeds from exercises of stock options                                    2,920,000              252,000
       Repayments of long-term debt instruments                                   (1,446,000)            (148,000)
                                                                                ------------         ------------
             Net cash used by financing activities:                               (5,395,000)          (5,303,000)
                                                                                ------------         ------------

Net increase (decrease) in cash and cash equivalents                                 203,000             (538,000)
Cash and cash equivalents, beginning of period                                        58,000              649,000
                                                                                ------------         ------------

Cash and cash equivalents, end of period                                        $    261,000         $    111,000
                                                                                ============         ============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the period for:
    Interest                                                                    $  1,961,000         $    899,000
    Income taxes                                                                       8,000               10,000

See accompanying notes to financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       EVERLAST WORLDWIDE INC. AND BASIS OF PRESENTATION:

         Everlast  Worldwide,  Inc. (herein referred to as "the Company",  "we",
         "us", and "our") is a  manufacturer,  marketer and licensor of sporting goods, apparel,  footwear and other active lifestyle products under the
         Everlast  brand  name.  Our  consolidated   financial   statements  are
         presented  herein as of  September  30, 2006 and for the three and nine months  ended  September  30, 2006 and 2005 are  unaudited  and, in the opinion of  management,  include all  adjustments  (consisting  only of normal and recurring  adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited  financial  statements  prepared in accordance with generally accepted accounting  principles.  The accompanying  unaudited consolidated financial statements have been prepared in accordance with the  instructions to Form 10-Q. The results of operations for the three and nine month  periods ended  September  30, 2006 are not  necessarily indicative  of the results that may be expected  for any other  interim periods or the full year ending December 31, 2006. We have reviewed the status of our legal  contingencies  and there are no  material  changes from the Form 10-K for the year ended December 31, 2005.

2.       CHANGE IN ACCOUNTING FOR STOCK BASED COMPENSATION:

         On January  1,  2006,  we adopted  Statement  of  Financial  Accounting
         Standards (SFAS) No. 123(R), "Accounting for Stock-Based Compensation,"
         in  accordance   with  the   modified-prospective   transition   method
         prescribed in SFAS No. 148, "Accounting for Stock-Based  Compensation -
         Transition and  Disclosure." In accordance  with the accounting  change for the modified-prospective transition method, we incurred stock-based compensation  expense of $138,000,  net of a tax benefit of $92,000, in the current  three month period ended  September 30, 2006 and $310,000, net of a tax  benefit of  $204,000,  in the current  nine-month  period ended  September  30,  2006.  It is  expected  that for the year  ended
         December 31, 2006,  stock-based  compensation  expense will approximate
         $450,000,  net of tax.  Prior to January 1, 2006,  we accounted for our stock-based  compensation  plans using the intrinsic value method under
         APB Opinion No. 25,  "Accounting  for Stock Issued to Employees"  ("APB
         25") and related Interpretations. Under APB 25, when the exercise price of our employee stock  options,  was at least equal to the market price of the underlying  stock on the date of grant, no compensation  expense was  recognized.  SFAS  No.  148  requires  us to  disclose  pro  forma information  related to stock-based  compensation,  in accordance  with
         SFAS No.  123 (R),  on a  quarterly  basis in  addition  to the  annual disclosure for all periods presented prior to January 1, 2006.

         If compensation  cost for our stock-based  compensation  plans had been determined based on the fair value at the date of grant consistent with the method prescribed by Statement of Financial Accounting Standard No.
         123 (R),  "Accounting  For  Stock-Based  Compensation",  pro-forma  net income (loss) and income (loss) per share for the three and  nine-month period ended September 30, 2005 would be as follows:

                                                              Three Months Ended     Nine  Months Ended
                                                              September 30, 2005     September 30, 2005
                                                              ------------------     ------------------

Net income (loss), as reported                                    $   175,000           ($  515,000)

Stock-based employee compensation expense determined
under fair value method, net of related tax effects                   (28,000)              (83,000)
                                                                  -----------           -----------
Pro-forma net income (loss)                                       $   147,000           ($  598,000)
                                                                  ===========           ===========

Basic net income (loss) per common share:
     As reported                                                  $      0.05            $    (0.15)
                                                                  ===========           ===========
     Pro-forma                                                    $      0.04            $    (0.18)
                                                                  ===========           ===========

Diluted net income (loss) per common share:
     As reported                                                  $      0.04            $    (0.14)
                                                                  ===========           ===========
     Pro-forma                                                    $      0.04            $    (0.16)
                                                                  ===========           ===========

3.       CHANGE IN ACCOUNTING ESTIMATE:

         Effective  January 1, 2006,  we changed our estimate of the useful life for the accounting of the amortization of certain intangible assets, no longer amortizing our trademark for $228,000 per quarter,  based on the assessment that the Everlast  trademark has an indefinite  useful life.
         As of the  effective  date  of  this  change,  the  book  value  of our trademark is $22.7 million.  For the periods presented prior to January
         1, 2006, we amortized this intangible asset over a 30-year life.

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

         The  following  table sets forth the  computation  of basic and diluted earnings per share pursuant to SFAS No. 128

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                     September 30
                                                                    ----------------------------------------------------------------
                                                                        2006              2005            2006             2005
                                                                    ----------------------------------------------------------------
Numerator:
Numerator for basic and diluted
         earnings per common share --

    Net income (loss) available to common                            $   689,000      $   175,000      $ 3,575,000      ($  515,000)
    stockholders
                                                                     -----------      -----------      -----------      -----------
Denominator:
Denominator for basic earnings per
   common share --
    Weighted average shares
    outstanding during the period                                      3,912,000        3,386,000        3,804,000        3,282,000
                                                                     -----------      -----------      -----------      -----------

Effect of diluted securities:
  Stock options, warrants and contingent
consideration                                                            268,000          729,000          312,000          566,000
                                                                     -----------      -----------      -----------      -----------

Denominator for diluted earnings per
   common share --
    adjusted  weighted  average  shares and  assumed
    conversions                                                        4,180,000        4,115,000        4,116,000        3,848,000
                                                                     ===========      ===========      ===========      ===========

    Basic net income (loss) per common share                         $      0.18      $      0.05      $      0.94      ($     0.15)
                                                                     ===========      ===========      ===========      ===========
    Diluted net income (loss) per common share                       $      0.16      $      0.04      $      0.87      ($     0.14)
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

         The following results of our men's and women's apparel  components have
         been  presented  as  loss  from  a   discontinued   components  in  the
         accompanying  consolidated  statements of operations  for the three and nine-months ended September 30, 2005.

                                          Three Months          Nine Months
                                             Ended                Ended
                                          September 30,        September 30,
                                              2005                 2005
                                          -------------        -------------
Net sales                                  $2,027,000           $8,150,000
Costs and expenses                          3,061,000           10,476,000
                                          -------------        -------------

Loss before income taxes                   (1,034,000)          (2,326,000)
Income tax benefit                            536,000              606,000
                                          -------------        -------------
Loss from discontinued components           ($498,000)         ($1,720,000)
                                          =============        =============

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

         We  accomplished  the redemptions and prepayment by entering into a $25 million  Senior Secured  Four-Year Term Facility (the "Term  Facility")
         with Wells Fargo Century,  Inc. ("Wells Fargo").  Pursuant to the terms of the Term Facility,  we redeemed all our outstanding Preferred Stock, prepaid all our outstanding notes payable and eliminated all rights and privileges  associated  therewith  for an  aggregate  amount  of  $22.7 million,  taken as an advance  under the Term  Facility.  The remaining
         $2.3 million of available financing under the Term Facility was used to pay for  financing  and  professional  costs  associated  with the Term
         Facility.  The Term Facility requires quarterly principal  installments of $635,000, commencing April 30, 2006, with a balloon payment of $15.5 million due  December  31,  2009,  along with  monthly  interest on the related  outstanding  principal at prime plus 1% (9.25% as of September
         30,  2006.)  The  Term  Facility  has  customary  covenants  in  place, including a minimum  fixed-charge  financial covenant ratio, and excess cash-flow  recapture (which we currently estimate to be $1.5 million at
         September 30, 2006 and have reclassified $1.5 million of long term debt into accrued expenses and other current liabilities.) The Term Facility is secured by all of our tangible and intangible assets.

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

                                        September 30, 2006    December 31, 2005
                                        ------------------    -----------------
                 Raw materials              $2,875,000           $1,429,000
                 Work-in-process               458,000              188,000
                 Finished goods              6,122,000            5,115,000
                                            ----------           ----------
                                            $9,455,000           $6,732,000
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

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                            Sporting
                                                              Goods         Licensing          Other            Total
                                                          -------------  ---------------  ----------------  --------------
Operating income ( loss)                                  $   892,000      $ 8,595,000      ($4,302,000)      $ 5,185,000
                                                          ----------------------------------------------------------------
Gain on early extinguishment of preferred stock and
prepayment of notes payable                                                                   2,032,000         2,032,000

Interest and financing costs, net                                                            (2,371,000)       (2,371,000)
                                                          ----------------------------------------------------------------
Income (loss) before income taxes from continuing
operations                                                $   892,000      $ 8,595,000      ( $4,641,000)     $ 4,846,000
                                                          ===============================================================

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                            Sporting
                                                              Goods         Licensing          Other            Total
                                                          -------------  ---------------  ----------------  --------------
Operating income ( loss)                                  ($  179,000)     $ 8,391,000      ($4,715,000)      $ 3,497,000
                                                          ----------------------------------------------------------------
Interest and financing costs, net                                                            (1,614,000)       (1,614,000)

                                                          ----------------------------------------------------------------

Income (loss) before income taxes from continuing
operations                                                ($  179,000)     $ 8,391,000      ($6,329,000)      $ 1,883,000
                                                          ===============================================================

9.       STOCKHOLDERS' EQUITY:

         During  the nine  months  ended  September  30,  2006,  paid in capital increased  $3.5  million,  $2.9  million  of which  was a result of the exercise of employee and director stock options.  The remaining  amount was for the recording of non-cash equity awards in the form of warrants and stock based compensation.

10.      CONTRACTUAL OBLIGATIONS:

         In July 2006,  the Company  entered  into a  three-year  (with  renewal options)  retainer  agreement with its corporate General Counsel for an annual  retainer of  $300,000.  The General  Counsel is also a Class II
         Board of Director of the Company.  The retainer agreement has customary termination  and  restrictive  covenant  clauses  and change in control provisions as defined.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006

      Net  revenues  increased  to $13.4  million  for the  three  months  ended
September 30, 2006 from $10.6  million for the three months ended  September 30,
2005, an increase of approximately $2.8 million,  or 27%. Revenues from sporting goods for the third quarter were $10.5  million,  a record,  as compared to $7.8 million in 2005,  an increase  of 35%.  The  increase  was the result of organic growth, driven by new products, new channels of distribution and strong consumer awareness  of our brand as a result of the airing of Season 2 of The  Contender, which premiered July 18, 2006. Third quarter licensing  revenues  increased 5.6%
to $3.0  million  from $2.8  million in the third  quarter  of last  year.  This increase in licensing revenues came even as we were impacted by our decision not to renew the previously  existing footwear license that was allowed to expire in
December  2005, as well as an increase in licensing  commissions  resulting from the litigation  settlement  which  requires us to pay  commissions to our former agent during fiscal 2006, aggregating $425,000.

      Gross  profit  increased  to $5.7  million  for  the  three  months  ended
September  30, 2006 from $4.4 million for the three months ended  September  30,
2005.  Gross  profit  increased  as a  percentage  of net revenues to 42.7% from
42.0%.  The increase in gross profit  dollars and gross margin  percentages  was primarily a result of our sporting  goods revenue  increase and resulting  gross margin  improvement of 550 basis points over the 2005  comparable  period due to lower product costs,  improved operational  efficiencies and reductions in labor and overhead.

      Selling and  shipping  expenses  increased to  approximately  $1.8 million
(13.8% of net  revenues)  for the three  months  ended  September  30, 2006 from approximately  $1.1 million  (10.3% of net  revenues) for the three months ended
September 30, 2005.  The increase in dollars and as a percentage of net revenues was  primarily  a  result  of  increased  brand  enhancement,  in  the  form  of advertising,  for $250,000 and higher royalty costs  associated with new product introductions .

      General and  administrative  expenses were  approximately $1.3 million for the three  months ended  September  30, 2006 as compared to $1.4 million for the three months  ended  September  30,  2005.  The decrease was a result of reduced corporate  overhead driven from our  discontinued  components  along with higher legal fees associated with a litigation which occurred in the prior period.

      On January 1, 2006 we adopted Statement of Financial  Accounting Standards
(SFAS) No. 123,  "Accounting for Stock-Based  Compensation,"  in accordance with the  modified-  prospective  transition  method  prescribed  in  SFAS  No.  148,
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure."  In
accordance with the accounting  change for the  modified-prospective  transition method, we incurred stock-based  compensation expense of $130,000, net of tax in the  current  quarter.  We expect  that for the year ended  December  31,  2006, stock-based  compensation  expense  will  approximate  $450,000,  net of tax. In addition,  during the three month period ended September 30, 2006, we incurred a non-cash charge in connection with the issuance of warrants to purchase  120,000 shares of our  common  stock,  $0.02 par value  (the  "Warrants")  to  Contender
Partners LLC, aggregating  approximately  $200,000. The issuance of the warrants were valued using the Black Scholes option  pricing model,  and were in exchange for product  placement of men's apparel and sporting goods appearing on Season 2 of The Contender.

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

      Operating  income from  continuing  operations  improved  to $2.2  million
(16.1% of net  revenues)  for the  three  months  ended  September  30,  2006 as compared to $1.7  million  (15.9% of net  revenues)  for the three  months ended
September 30, 2005, an increase of $.5 million or 29%. The increase in operating income  dollars  and as a  percentage  of net  revenues  for the 2006 period was primarily a result of higher gross margins explained above.

      Interest expense and finance costs, net of interest income, increased from
$548,000 in the three-month  period ending September 30, 2005 to $889,000 during the  September  30, 2006  period.  The  increase of $340,000  was largely due to higher  borrowing costs  associated  with our $25 million Senior  Four-Year Term
Facility (the "Term Facility"), which was closed in February 2006 as compared to the debt  service in place  (interest  on notes  payable)  in the same period in
2005.  This  increase  was  slightly  offset by lower  interest  on our  average outstanding  balance with our demand line of credit under a Factoring  Agreement with Wells Fargo  Century,  Inc. ( the "Factor") in the third quarter of 2006 as compared  to the same  period in 2005.  Such  decrease  was a result of improved operating cash flows.

      Income before income taxes from continuing operations for the three months ended  September  30, 2006 was $1.3  million  compared to $1.1  million  pre-tax profit for the  three-month  period ended September 30, 2005. The increase was a primarily a result of higher  operating  income offset by higher interest costs, as explained above.

      We  recognized  a tax  provision  of $587,000  for the three  months ended
September  30,  2006 as compared to a tax  provision  of $456,000  for the three months ended September 30, 2005. We expect our tax rate to be approximately  40%
this  year,  netting  the tax  benefit  derived  from stock  based  compensation expense.

      Net income from  continuing  operations was $689,000 in the 2006 period as compared  to a net income of  $673,000 in 2005.  During the three  months  ended
September  30,  2005,  we  incurred a loss,  net of tax,  from the  discontinued
components  of  $498,000.  We did  not  incur  any  costs  associated  with  our discontinued  components  in the 2006 period  presented.  Our net income for the
three  months  ended  September  30,  2005  from  continuing  and   discontinued
operations was $175,000.

NINE MONTHS ENDED SEPTEMBER 30, 2006

      Net  revenues  increased  to  $33.2  million  for the  nine  months  ended
September  30, 2006 from $29.1  million for the nine months ended  September 30,
2005,  an increase of  approximately  $4.1  million,  or 14%.  This increase was predominately a result of increases in sales of sporting goods equipment of $3.9 million  (19%  increase)  compared to the same period last year.  Our  licensing revenues  increased  approximately  $200,000  from the nine month  period  ended
September  30, 2005 to 2006.  For the first nine months of fiscal 2006,  our net licensing  revenues  were  impacted by our decision not to renew the  previously existing  footwear  license that was allowed to expire in December 2005, as well as an increase in licensing commissions resulting from the litigation settlement which  requires us to pay  commissions  to our former agent  during  fiscal year
2006, aggregating approximately $1.3 million.

      Gross profit  increased to $14.7  million  (44.1% of net revenues) for the nine months ended  September 30, 2006 from $12.8 million (43.9% of net revenues)
for the nine months  ended  September  30,  2005.  The  increase in gross profit dollars was primarily a result of the aforementioned  increase in sporting goods sales.  The gross profit  percentage  improvement  was primarily a result of our sporting goods gross margins improving 400 basis points over the 2005 comparable period  due to  lower  product  costs,  improved  operational  efficiencies  and reductions in labor and overhead.

      Selling and  shipping  expenses  increased to  approximately  $4.7 million
(14.3% of net  revenues)  for the nine  months  ended  September  30,  2006 from approximately  $3.4 million  (11.8% of net  revenues)  for the nine months ended
September 30, 2005.  The increase in dollars and as a percentage of net revenues was primarily a result of increased  marketing and fixed advertising  associated with our increased  revenues and royalty costs  associated  with  additional new products introduced in 2006.

      General and administrative  expenses were $4.2 million for the nine months ended  September  30, 2006 as compared to $4.7 million for the nine months ended
September  30, 2005.  The decrease  was a result of reduced  corporate  overhead driven from our  discontinued  components and lower legal fees associated with a litigation  which  occurred  in the prior  year.  During the nine  months  ended
September 30, 2005, we incurred a restructuring charge of $273,000 for a minimum withdrawal  pension  liability  settlement  with the former  union  representing employees of the Bronx, New York facility which was closed in December 2003.

      On January 1, 2006 we adopted Statement of Financial  Accounting Standards
(SFAS) No. 123,  "Accounting for Stock-Based  Compensation,"  in accordance with the  modified-  prospective  transition  method  prescribed  in  SFAS  No.  148,
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure."  In
accordance with the accounting  change for the  modified-prospective  transition method, we incurred stock-based  compensation expense of approximately $307,000, net of tax benefit,  in the nine month period ended  September  30, 2006.  It is expected  that for the year ended  December 31, 2006,  stock-based  compensation expense will  approximate  $450,000,  net of tax. In  addition,  during the nine month  period  ended  September  30,  2006,  we  incurred a  non-cash  charge in connection  with the  issuance of warrants  to  purchase  120,000  shares of our common  stock,  $0.02 par value (the  "Warrants")  to  Contender  Partners  LLC, aggregating $200,000.

      During the nine months ended  September  30, 2005,  we incurred a non-cash charge of  $182,000  in  connection  with the  issuance  of Warrants to purchase
149,000 shares of our common stock,  $0.02 par value to Contender  Partners LLC.
The issuance of the warrants were valued using the Black Scholes  option pricing model, and were in exchange for product  placement of men's apparel and sporting goods appearing on Season 2 and Season 1 of The Contender.

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

      Operating  income improved to $5.2 million (15.6% of net revenues) for the nine months  ended  September  30, 2006 as compared to $3.5  million (12% of net revenues)  for the nine months ended  September  30,  2005,  an increase of $1.7 million or 48%. The increase in operating  income dollars and as a percentage of net revenues  for the 2006 period was  primarily a result of higher net revenues and improved gross margins, as explained above.

      In February 2006, we recorded a $2 million gain from the early  redemption of our Series A Redeemable Participating Preferred Stock (the "Preferred Stock")
in the  aggregate  principal  amount of $20  million and the  prepayment  of our outstanding  $6 million in notes  payable to one of the holders of the Preferred
Stock by entering into a Term Facility with Wells Fargo  Century,  Inc.  ("Wells
Fargo").  Under the terms of the Term Facility,  we redeemed all our outstanding
Preferred Stock,  prepaid all of our outstanding  notes payable  associated with the Preferred  Stock, and eliminated all rights and privileges of holders of the
Preferred Stock,  for an aggregate amount of $22.7 million,  taken as an advance under the Term  Facility.  The remaining $2.1 million  available  under the Term
Facility was used to pay financing and  professional  costs  associated with the
Term Facility.  The Term Facility requires quarterly  principal  installments of
$635,000,  commencing  April 30,  2006,  with a  balloon  of $15.5  million  due
December  31,  2009,  along with  monthly  interest on the  related  outstanding principal  at prime plus 1% (9.25% at  September  30,  2006.) The Term  Facility provides  for  customary  covenants  including  but  not  limited  to a  minimum fixed-charge  financial covenant ratio and excess cash-flow recapture.  The Term
Facility is secured by all of our tangible and intangible  assets.  In addition, we also amended our $17 million demand line of credit with our Factor.

      Interest expense and finance costs, net of interest income, increased from
$1.6 million in the nine month period ending  September 30, 2005 to $2.4 million during the September 30, 2006 period.  The increase was due to higher  borrowing costs associated with the Term Facility  described above as compared to the debt service in place (interest on notes payable) in the same period in 2005.

      Income before income taxes from continuing  operations for the nine months ended September 30, 2006 was $4.8 million compared to approximately $1.9 million for the nine month period ended September 30, 2005. The increase was primarily a
result  of  higher   operating  income  along  with  the  gain  from  the  early extinguishment  of  our  debt  instruments  (which  was a tax  free  event),  as explained above.

      We  recognized  a tax  provision of $1.3 million for the nine months ended
September  30, 2006 as compared to  approximately  $678,000  for the nine months ended  September 30, 2005. We expect our tax rate to be  approximately  40% this year, exclusive of the nontaxable gain on extinguishment.

      Net income from  continuing  operations was $3.6 million in the nine-month period ended  September  30, 2006 as compared to a net income of $1.2 million in the same period in 2005.  During the nine months ended  September  30, 2005,  we incurred a loss, net of tax, from the  discontinued  components of $1.7 million.
We did not incur any costs  associated with our  discontinued  components in the
2006 period presented. Our net loss for the nine months ended September 30, 2005 from continuing and discontinued operations was $515,000.

LIQUIDITY AND CAPITAL RESOURCES

      We finance our operations and growth  primarily with cash flows  generated from operations and from the  availability to borrow from our $17 million demand line of credit.

      Net cash  provided  by  operating  activities  for the nine  months  ended
September  30, 2006 was $5.9  million as  compared to $5.1  million for the nine months ended September 30, 2005. This increase was primarily  attributable to an increase in our net income of  approximately  $2.0 million  (excluding  the gain from  the  early  redemption  of all  of our  outstanding  Preferred  Stock  and prepayment  of all of our notes  payable  issued in  relation  to the  Preferred
Stock.) offset by $600,000 in lower depreciation and amortization  expense.  Net cash used for investing  activities for the nine months ended September 30, 2006 was  $350,000 as compared to $303,000 for the nine months  ended  September  30,
2005.

      During the nine months  ended  September  30,  2006,  our primary need for funds was to finance  working  capital and for the  repayment of the  borrowings from our Factor.  Borrowings  from our Factor during the year ended December 31,
2005 were used to redeem the then $3 million Preferred Stock redemption feature, along with  interest and finance  costs of $.8  million.  During the nine months ended  September  30,  2006,  we repaid the Factor  $7.1  million  reducing  our outstanding obligation to $5.9 million at September 30, 2006.

      Cash used in  financing  activities  was $5.4  million  for the nine month period ended  September  30, 2006 as compared to $5.3 million for the nine month period ended  September 30, 2005. As disclosed  above,  we entered into the Term
Facility to redeem all of our outstanding  Preferred Stock and repaid all of our outstanding notes payable issued in relation to the Preferred Stock, together in the aggregate  amount of $22.7 million,  along with deferred  financing costs of
$2.1  million.  Aside from these  changes,  the  increase in  financing  uses is primarily  due to  aforementioned  repayment  of  borrowings  from  our  Factor, repayments of our other debt  instruments  of $1.4  million,  offset by proceeds from  exercises of stock options of $2.9 million  during the  nine-month  period ended September 30, 2006.

      At September 30, 2006, cash and cash equivalents was $261,000  compared to
$58,000 at December 31, 2005.  Working capital was $3.0 million at September 30,
2006 compared to $300,000 at December 31, 2005, primarily the result of the cash infusion resulting from the exercise of stock options.

      Management  anticipates it will generate and maintain  sufficient cash and cash equivalent  balances,  along with availability under our $17 million demand line of credit from our  Factor,  although  no  assurance  to that effect can be given, to fund our contractual  obligations and working capital needs.  Positive cash flow, if it occurs,  will create  working  capital to fund our  anticipated growth over the next 12 months and our  contractual  obligations  related to our debt instruments scheduled  maturities.  If a positive cash flow does not occur, there will be a decrease in cash and cash equivalent  balances and/or borrowings with the Factor and/or other lenders will increase.

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

PART II: OTHER INFORMATION:

ITEM 6.  EXHIBITS

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

                                                 EVERLAST WORLDWIDE INC.

Date: November 7, 2006                           By: /s/ Seth Horowitz
                                                     -----------------
                                                 Name: Seth Horowitz
                                                 Title: Chief Executive Officer,
                                                 President

                                                 By:  /s/ Gary J. Dailey
                                                     -------------------
                                                 Name: Gary J. Dailey
                                                 Title: Chief Financial Officer,
                                                 Chief Accounting Officer

