Form 10-K
period 2006-12-31
EVERLAST WORLDWIDE INC
filed 2007-03-22
CIK 934795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-25918
EVERLAST WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3672716 (IRS Employer Identification No.)

1350 Broadway, Suite 2300, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number (212) 239-0990

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title Of Each Class	On Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.002 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  YES  ☐     NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  YES  ☐     NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).  YES  ☐     NO  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☑

On June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,511,000 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Nasdaq Global Market on that date. Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares outstanding on March 22, 2007 was 4,066,525 shares of Common Stock, $.002 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

We have registered the trademark “Everlast” in the U.S. and certain other countries. “Choice of Champions,” “EverGel” and “Greatness is Within” are also trademarks of Everlast Worldwide Inc. This annual report also contains trademarks and service marks belonging to other entities including “INFUSION,” “Micro Pump” and “HydroEdge.”

PART I

Item 1.	Business

Note Regarding Forward Looking Information

Certain statements contained in this annual report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of our company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	maintenance and expansion of our brand recognition;

•	our ability to expand our brand into new categories and territories;

•	our reliance on market acceptance of the products we and our licensees sell;

•	the ability of our current licensees to continue executing their business plans with respect to their product lines;

•	our ability to develop and sell new products;

•	our ability to obtain and protect intellectual property rights;

•	our ability to attract and retain management talent;

•	the effect of competition in our industry;

•	our limited manufacturing capacity and distribution channels;

•	our reliance on third party manufacturing and logistics providers for the production and distribution of our products; and

•	other factors described in this annual report under the heading “Risk Factors.”

As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither we nor any person assumes responsibility for the accuracy and completeness of these statements.

Overview

We are a leading designer, manufacturer and marketer of boxing and fitness related sporting goods equipment under the well-recognized Everlast brand name and a worldwide licensor of the Everlast brand for apparel, footwear, sporting goods equipment and other complementary active lifestyle products and accessories. Since 1910, Everlast has been the preeminent brand in the world of boxing and among the most recognized brands in the overall sporting goods and apparel industries. Over the past 97 years, our products were used for training and in professional fights by many of the biggest names in boxing, including Jack Dempsey, Joe Louis, Rocky Marciano, Muhammad Ali, Joe Frazier, George Foreman, “Sugar” Ray Leonard, Evander Holyfield, Mike Tyson, “Sugar” Shane Mosley and Jermain Taylor and our products established a reputation for quality, durability and performance. In order to capitalize on the rich heritage and authenticity of the Everlast brand, we extended the Everlast brand outside of the boxing ring into complementary product categories, including apparel, footwear, eyewear, nutritional products, fragrances and other active lifestyle products. We accomplished this through 88 licensing arrangements with licensees in over 100 countries who have expertise in these product categories and territories. Our strategy is to continue to leverage the unique qualities represented by the Everlast brand — Strength, Dedication, Individuality and Authenticity — to become a leading global athletic brand and a necessary part of the lives of consumers who train, compete and live an active lifestyle.

Background

Our company was founded in 1910 under the name “Everlast.” Everlast’s founder began designing durable and innovative training gear and boxing equipment for Jack Dempsey, who in 1919 won the U.S. heavyweight championship wearing boxing gloves made by Everlast. We soon became the leading manufacturer of boxing equipment, including boxing gloves, trunks, protective headgear and other boxing-related items.

On October 24, 2000, our predecessor, Active Apparel Group, Inc., formerly the men’s and women’s apparel licensee of the Everlast brand since 1994, completed a merger with Everlast Holding Corp., creating Everlast Worldwide Inc. We have since undertaken a number of strategic initiatives designed to expand and integrate the Everlast brand globally while increasing our sales and improving our margins. Specifically, we:

•	expanded our brand into new and complementary product categories and additional geographic territories through licensee partners, which allowed us to leverage the strength of our brand to increase our revenue and profitability while reducing the risk inherent in entering new product categories and geographic territories. Since 2002, we expanded the number of licensing arrangements worldwide from 35 in 2002 to 88 currently. In 2006, our current licensees generated $12.3 million in net license revenues as compared to $5.5 million in net license revenues in 2002;

•	transitioned our women’s and men’s wholesale apparel business in the U.S. and Canada to a license model in January 2005 and January 2006, respectively. We licensed our brand for these categories to Jacques Moret, a leading manufacturer and marketer of licensed apparel. These licenses allowed us to more effectively build our apparel presence as a result of our licensee’s significant design, sourcing and distribution capabilities;

•	rationalized our U.S. manufacturing and distribution facilities and implemented several cost saving initiatives in our supply chain to improve our gross margins, reduce our operating costs and enhance our customer service. Specifically, in 2003, we closed our Bronx, New York manufacturing facility where we manufactured a significant portion of our sporting goods equipment and moved a portion of that manufacturing to Moberly, Missouri. In addition, we transitioned a significant portion of our manufactured sporting goods equipment to third party suppliers overseas, where we are able to more efficiently source these products without jeopardizing the high quality standards required by our retailers and consumers; and

•	reorganized and strengthened our executive management team to provide a platform to become a leading global active lifestyle brand. We added a chief merchandising officer, a senior vice president of manufacturing and distribution and a senior vice president of marketing to enhance our ability to develop, source and market branded active consumer products on a global basis.

As a result of these initiatives, we significantly increased our net sales of sporting goods, license revenues and profitability while expanding and strengthening our brand globally. We have increased our net revenues from continuing operations to $51.9 million in 2006, from $33.4 million in 2002. We have increased our net sales of sporting goods to $39.6 million in 2006 from $27.9 million in 2002 and our net license revenues to $12.3 million in 2006 from $5.5 million in 2002. Over the same period, we also improved our gross margins and increased our operating profitability. Our operating profit increased to $8.1 million, or 15.6% of total net revenues, in 2006, from $594,000, or 1.8% of total net revenues, in 2002.

Global Brand Integration

In 2006, to further coordinate our global brand efforts and reinforce our active lifestyle positioning through a clear, consistent and cohesive worldwide brand and product strategy, we completed a comprehensive review of the Everlast brand. Based on the results of this review, we established a vision, mission statement and brand ethos that will guide our product and marketing strategy and enable us to present a clear and consistent message to consumers on a global basis.

•	Vision: To unleash strength and determination in individuals.

•	Mission Statement: The Everlast brand is built upon Strength, Dedication, Individuality and Authenticity. We aspire to be a necessary part of the lives of consumers who train, compete and live. We build boxing equipment and consumer products for an active lifestyle. Our rich heritage and brand equity fuels our ability to meet this aspiration.

•	Brand Ethos: Strength, Dedication, Individuality and Authenticity.

•	Product Strategy: Our product strategy will revolve around our core consumers and can be categorized as follows:

•	Train — designed for those who view fitness as a core activity. Our products in this segment will incorporate functional fashion design combined with the most current high-tech fabrics and finishes for core training;

•	Compete — designed for professional and amateur athletes who actively train for a range of competitive activities. Our products in this segment will incorporate extreme designs combined with the latest in high-tech fabrics and finishes for competition and cross training; and

•	Live — designed for consumers who live an active lifestyle. Our products in this segment will incorporate fashion athletic inspired design combined with the most comfortable fabrics for casual and leisure activities.

We plan to launch a coordinated product and marketing strategy that integrates the unique qualities of our brand and is designed to meet the needs of consumers who train, compete and live an active lifestyle. In conjunction with this product launch, we will begin a coordinated marketing campaign designed to complement our product strategy and connect emotionally with our consumers. This campaign will center around the tagline “Greatness is Within” — representing the greatness that is within our products and our consumers, as well as our company and our licensees. This integrated product and marketing launch will enable us to present a clear, concise and consistent brand message to consumers, which we believe will increase consumer demand for Everlast products and reinforce our position as a leading active lifestyle brand. We also believe our product strategy will expand our target market to include not only competitive athletes, but also consumers who live an active lifestyle.

Competitive Strengths

We believe the following competitive strengths enable our success in the marketplace.

•	Authentic and powerful brand identity. We believe that our rich heritage and 97 year history providing innovative, high quality equipment to the best boxers in the world established Everlast as the most powerful brand in boxing and a widely-recognized brand worldwide. Our brand image is enhanced by active sponsorship of professional, amateur and Olympic athletes and our continued support of USA boxing, in addition to integrated marketing and promotion strategies aimed at increasing our brand awareness. In addition, due to the authenticity of the Everlast brand in boxing, our brand benefits from continued exposure in print, television and movies, including Ali, Million Dollar Baby, Cinderella Man and the recent release of Rocky Balboa. We believe that the rich heritage and the authenticity of the Everlast brand allows us to continue to expand our market position and assert our relevance as a broader active lifestyle brand.

•	Commitment to product innovation. Since our development of innovative protective training gear and the first boxing trunks with an elastic waistband in the early 1900s, we continued to be a leading innovator in the sport of boxing. We strive to improve the quality, durability and performance features of our products through the use of the most advanced designs, materials and technology available to serve the needs of professional and amateur boxers. In addition, we expanded our product offering to include a number of new, innovative products designed for consumers interested in boxing as a form of fitness, such as our new patented EverGel gloves which provide improved protective features and ease of use when compared to traditional hand wraps. Our commitment to continued product innovation has allowed us to maintain our leading market position in boxing and enhances the broader image of our brand at retail.

•	Strong relationships with retailers in multiple distribution channels. The strength and relevance of our brand and the quality of our products and service allows us to maintain strong relationships with retailers in multiple distribution channels. We believe that our strong brand recognition, innovative product offerings and space efficient packaging result in increased consumer traffic and higher sales per square foot for our retailers. We maintain strong relationships with sporting goods retailers, mass merchants, mid-tier department stores, specialty retailers and fitness clubs, and we believe the diversity of our distribution allows us to reach a broad consumer demographic. We believe the quality of our relationships enables us to continue to expand the shelf space dedicated to our products, improve the positioning of our products in stores and allows us and our licensees to introduce a broader range of products into our retailers’ locations.

•	Demonstrated ability to increase brand value through a broad network of licensees. We believe we have a demonstrated track record of building brand awareness and increasing brand value by extending the Everlast brand into complementary product categories and international markets through careful selection of licensee partners. Our direction and implementation of a creative marketing and innovative product development strategy enables our licensee partners to leverage the strength of the Everlast brand for their product categories and territories. For example, we recently entered the U.K. and South Korea markets through highly experienced licensees who have significantly enhanced our brand in those markets employing our product and marketing strategies. We believe that utilizing experienced licensees allows us to leverage the strength of our brand to increase our sales and improve our profitability while reducing the risk inherent in entering new product categories and geographic territories. We also believe entering new, complementary product categories enhances our brand image and reinforces our relevance to the active lifestyle.

•	Integrated global sourcing network. We and our licensees source our products through an integrated global network of third party manufacturers. Our international licensees for sporting goods equipment source a significant portion of product for their markets from established vendors who supply our domestic sporting goods business. In addition, our domestic and international footwear and apparel licensees source their product from common third party manufacturers. We believe utilizing an integrated network of third party vendors ensures brand consistency and product quality and also allows us and our licensees to leverage economies of scale for lower unit costs and increases the availability of our products to fill in-season demand on shorter lead times.

•	Experienced management team. Our senior management team possesses substantial experience in the sporting goods, apparel and consumer product industries, collectively averaging over 15 years in these industries. We built a dynamic and talented management team with significant experience across all of our functional areas at companies such as Timberland, Tommy Hilfiger, Converse, Russ Berrie, Hain Celestial and Ernst & Young. We believe the strength of our current management team plays an important role in our continued success in the marketplace.

Growth Strategy

Key elements of our growth strategy are as follows:

•	Expand domestic retail presence of our licensed products. We maintain a strong, diverse base of 28 domestic licensing arrangements for a range of complementary product categories, such as apparel, footwear, sporting goods equipment, eyewear and nutritional products. In July 2006, we added E.S. Originals as our U.S. footwear licensee, completing our strategy of consistent U.S. retail distribution across our licensed product categories. We believe our current base of domestic licensees enables us to create and offer consistent and cohesive product offerings through the categories of Train, Compete, Live. We plan to launch a coordinated product and marketing strategy that we believe will expand our target market and domestic retail distribution of our licensed product and increase demand for the Everlast brand. We also believe that the success of our sporting goods equipment at retail will provide an opportunity for much broader retail distribution and penetration of our licensed products. In addition, we intend to actively grow our direct-to-consumer offering through enhanced e-commerce and catalog offerings.

•	Expand our international retail penetration. We intend to expand our well recognized global brand in international markets and active lifestyle product categories through a consistent and cohesive brand and product strategy built upon our vision of unleashing strength and determination in individuals. We manage 60 international licensing arrangements with licensees who sell a wide range of Everlast branded product in over 100 countries. We believe there is an opportunity to continue to expand our penetration in our current markets, such as Germany and France where we have limited penetration, but believe our brand recognition and brand positioning are strong. In addition, we will continue to support our licensees in markets that experienced significant growth in the last several years, including Brazil, Italy and South Korea, through innovative product and marketing programs. Finally, there are new markets, particularly China and India, which represent large market opportunities where we believe the Everlast brand will be well accepted by consumers. We are currently in the process of seeking highly qualified licensees in these markets.

•	Broaden our core sporting goods equipment offering. We intend to continue to improve the performance features of our current sporting goods equipment through technical innovation as well as expand our product offering to include products used for general fitness related activities to capitalize on current trends and long-term shifts in the fitness category. For example, in 2006 we introduced a line of mixed martial arts training gear to capitalize on the growing popularity of that sport. In 2007, we plan to introduce several new products for consumers interested in boxing as a home fitness activity, such as an interactive workout system and a multi-purpose home boxing gym to support the anticipated growth in home gym use over the next ten years. We believe the growing popularity of boxing as a form of exercise, particularly among women and aspirational athletes, will increase our target market and we intend to continue to offer products to meet our customers’ evolving needs.

•	Increase domestic distribution of our sporting goods equipment. We intend to expand domestic distribution of our sporting goods equipment through continued penetration of our current retail partners, as well as adding new retailers to our customer base. We believe that the strength of our relationships, quality of our products and customer service and new, innovative product introductions allows us to leverage the growth of our current retail customers, increase floor space dedicated to our products and improve the placement of our products in our retailers’ stores. In addition, we believe there are significant opportunities to add new retailers to our customer base, such as home improvement and home furnishing national chains. We also intend to increase our presence in fitness club and boxing gyms, by offering a broader selection of sporting goods equipment and services that combine the latest trends in fitness and activities to capitalize on the increasing interest in active lifestyles.

Products

We design, manufacture, source and market a diverse collection of boxing and fitness related sporting goods equipment in the U.S. We also license the Everlast trademark through 88 licensing arrangements, both domestically and internationally, with licensees who design, source, manufacture and market a wide range of active lifestyle products.

Sporting Goods Equipment.  We design, manufacture, import and market a full line of boxing equipment, as well as mixed martial arts gear and related sporting goods equipment and fitness products. We believe we are the market leader in nearly all boxing equipment categories. Our product offerings in this segment include:

•	Boxing gloves. We believe our boxing gloves are our most recognizable product. We design, manufacture, import and market boxing gloves for professional, amateur and personal fitness use. Our professional gloves are certified worldwide by the World Boxing Council, World Boxing Association, International Boxing Federation, World Boxing Organization and the Association of Boxing Commissions. In addition, we recently introduced boxing gloves specifically designed for women who utilize boxing as a form of fitness.

•	Heavy bags, speed bags and platforms. We offer a wide range of heavy bags, a variety of small, air-filled speed bags and their required platforms. We continually update our products to incorporate the latest technology and design to improve quality, durability and functionality. For example, we recently signed a license agreement to use Spalding INFUSION Micro Pump technology for speed bags and double end striking bags which we plan to introduce in June 2007. With built-in Micro Pumps, each INFUSION product can be inflated or deflated at any time without the need for a separate pump or needle.

•	Heavy bag stands and freestanding heavy bags. Primarily for home gym use, we offer a variety of stands that are used to suspend heavy bags as well as speed bags. We recently introduced a freestanding heavy bag that can be filled with either water or sand for easier transportation and storage of the unit to address the growing home gym market.

•	Boxing trunks, robes and shoes. Our boxing-related apparel and footwear products are offered in a variety of styles and fits intended to enhance comfort and performance while catering to the boxer’s individual preferences and style. We continue to improve the functionality and performance of these products. For example, we recently partnered with Michelin, combining our expertise and resources to develop the first boxing shoes that incorporate Michelin HydroEdge sole technology, which increases traction and stability. We plan to introduce this product in June 2007. We believe our boxing trunks and robes are iconic products in the boxing industry, and we often customize them for professional and amateur boxers.

•	Mixed martial arts equipment. We recently introduced a new line of products, including heavy bags and protective gear, designed for mixed martial arts in response to the rapidly growing popularity of these activities as a form of competition and exercise.

•	Additional sporting goods equipment. In addition to the aforementioned core offerings, we design, manufacture, source and market a wide range of training and competitive gear including protective headgear, protection cups, mouthpieces, hand wraps, boxing rings, gym mats and medicine balls. In addition, we design a number of fitness products and accessories targeted at the home gym market, including an interactive workout system and multi-purpose home boxing gym. We also developed a number of products to address the fitness market including our EverGel glove wraps.

Licensed Products.  Over the past five years, we focused on extending our brand into new, complementary product categories and territories through the use of qualified licensees with expertise in these areas. There are now multiple product categories offered under the Everlast brand in over 100 countries through 88 domestic and international licensing arrangements. Our licensees customize their product offerings in range and quality to fit the needs of their local markets. Our licensees offer licensed products in the following categories:

       • Apparel.  Our U.S. and international apparel licensees offer a wide range of technical and lifestyle apparel products for men, women and children including t-shirts, shorts, sweatshirts, compression products, outerwear and socks.
• Footwear.  Our licensees primarily offer athletic and performance footwear designed for competitive, training and casual activities.
• Sporting goods equipment.  We primarily license the Everlast brand for sporting goods equipment internationally to licensees with category expertise and knowledge of local markets. Our licensees offer the same range and quality of our products customized for the preferences of their local markets.
2006 License Revenue By Category

• Other active lifestyle products. Our licensees offer a wide range of active lifestyle products including nutritional products, eyewear, sports bags, hats and fragrances.

In return for rights to market products bearing our trademarks, our licensees pay us royalties based upon the net sales of Everlast branded products. In addition, a significant number of our license agreements contain contractual guaranteed minimum royalties.

In 2006, one licensee, Jacques Moret accounted for 23.9% of our gross license revenues, with no other licensee representing greater than 10.0% for the year. Our U.S. women’s apparel license with Jacques Moret terminates on December 31, 2009 and, subject to certain conditions, may be renewed for two additional five-year terms for a minimum of $13.5 million in guarantees per term. In addition, subject to certain conditions, Jacques Moret has the option as of December 31, 2009 to convert the license agreement to a fully paid 99-year exclusive license for $24.0 million. None of our other licensing agreements contain a similar long-term license provision.

Sales and Distribution

Sporting Goods Equipment.  Our sporting goods equipment products are sold in approximately 5,000 locations throughout the U.S. across multiple distribution channels, including:

•	Sporting goods stores — including The Sports Authority, Dick’s Sporting Goods and Big 5 Sporting Goods;

•	Mass merchants — including Wal-Mart, K-Mart and Target;

•	Mid-tier department stores — including Kohl’s, J.C. Penney and Sears;

•	Specialty stores and fitness clubs; and

•	Direct to consumer — internet and the Everlast catalog.

For 2006, The Sports Authority, Dicks’ Sporting Goods, Wal-Mart and Wal-Mart’s affiliate, Sam’s Club, accounted for approximately 14.2%, 11.7%, 6.7% and 5.0% respectively, of our gross sporting goods equipment sales.

We believe that the sales of sporting goods equipment are slightly seasonal towards the third and fourth quarters of our fiscal year.

Licensed Products.  Our licensed products are distributed through a deliberate range of retail channels depending on country of origin, product category and intended use. For example, products manufactured by licensees for active lifestyles are distributed through sporting goods stores worldwide. Certain fashion lifestyle products built on the strength of the Everlast brand are distributed through department and specialty stores worldwide. Contractual approvals and controls are in place to ensure brand consistency at retail.
We require our licensees to submit samples of all products that are to be sold under our license agreements. Samples of licensed products are inspected by us for quality, concept and appropriate use of the Everlast trademark. Licensees that do not comply with our quality or trademark standards are notified that they are in breach of their license agreement and immediate measures are taken to protect our brand integrity.	2006 License Revenue by Territory

45.6% of our license revenue is generated from sales of licensed products in the U.S. and Canada. The remainder of license revenue is generated from sales of licensed products in over 100 countries.

Marketing, Advertising and Promotions

Our marketing, advertising and promotions strategy is focused on presenting a clear, concise and consistent brand message to consumers, which we believe will increase consumer demand for Everlast products and reinforce our position as a leading active lifestyle brand. Our brand strategy is based on the Everlast Ethos — Strength, Dedication, Individuality and Authenticity — emotional attributes that uniquely motivate both our company and our target consumer. Our marketing strategy will revolve around these core attributes and be designed to connect emotionally with consumers who have made fitness activities an essential component of their lifestyle.

Marketing Campaign.  The Everlast consumer expects quality, durable products that will unleash their strength and determination, and Everlast is the brand they trust. This emotional connection with our consumers will be achieved through our worldwide marketing campaign, “Greatness is Within” which will represent greatness that is within our consumers and our products. We intend to launch this campaign in coordination with our global product strategy.

Our campaign will be driven by a marketing mix of traditional advertising (consumer publications, television, internet), lifestyle marketing, retail merchandising and packaging along with strategic partnerships focused on being where our consumers perform their fitness activities.

Marketing and Advertising.  We advertise and promote our products to our consumer segments through a variety of trade and consumer print advertising campaigns, generally in selected magazines and other relevant publications. We also utilize various cooperative advertising programs including national circular advertising, in-store signage and point-of-purchase promotional giveaways with several of our retail customers. We believe these programs assist in raising consumer awareness and increasing retail floor space for our products.

Our boxing equipment and active lifestyle products also receive tremendous exposure in movie, internet, print and television media as a result of the authenticity and relevance of Everlast in modern sports. Our products have been worn by famous celebrities and athletes in numerous movies and television programs including Cinderella Man, the recent release of Rocky Balboa, Mark Burnett’s reality drama television show The Contender, ESPN Original Entertainment’s highest rated property in nine years, EA Sports Fight Night Round 3 boxing videogame and numerous other movies, television shows and print publications. Our brand relevance in boxing is reinforced by our prominent exposure on Fox, NBC, ESPN, HBO, Showtime, Telemundo, PPV and other media outlets.

We maintain a marketing and creative staff that works in coordination with an advertising agency and marketing firm to manage our brand strategy and cohesive worldwide messaging. In addition, through updated style guides, brand communications, and annual media planning sessions, our marketing team works hand in hand with our domestic and international licensees to oversee cohesive and coordinated worldwide marketing executions and implementations of the Everlast brand strategy.

Sports Marketing and Promotions.  Since 1910, Everlast has been the preeminent brand in the world of boxing and is among the most recognized brands in the overall sporting goods and apparel industries. Everlast products are used for training and in professional fights by many of the biggest names in boxing. To capitalize on the 97 years of authenticity created in the boxing ring, we have a dedicated sports marketing team to continually promote and build brand equity in the sport of boxing.

We have promotional and consulting contracts with noted boxing champions, trainers, and spokespersons, such as Jermain Taylor, Arturo Gatti, Marco Antonio Barrera, “Sugar” Shane Mosley, Jeff Lacy, Micky Ward, Peter Manfredo, Jr., “Sugar” Ray Leonard, Larry Holmes, Jack Dempsey, Rocky Marciano, Joe Louis, “Sugar” Ray Robinson, Floyd Patterson and Teddy Atlas. We leverage our boxing industry expertise and the relationships with these individuals to continually grow our brand assertion that we are the preeminent brand in the sport of boxing.

To further supplement the growth of the sport and provide a positive outlet for today’s youth, we are the proud supplier and supporter of USA boxing, Police Athletic League Boxing, The Daily News Golden Gloves and countless other amateur tournaments and grassroots programs across the country. Additionally, we are a proud sponsor of PE4LIFE, a non-profit Sporting Goods Manufacturing Association backed organization that promotes boxing for fitness in elementary and middle schools across the country.

Direct-to-Consumer Business.  We intend to grow our direct-to-consumer business through targeted content and e-mail marketing initiatives through Everlast.com and the Everlast catalog. The catalog serves as an effective branding and sales tool, with compelling content from sportswriters combined with brand strategy and product layouts to drive sales and consumer loyalty for our direct-to-consumer business.

Trade Marketing.  We also participate in numerous sporting goods and apparel trade association trade shows worldwide, including the Sporting Goods Manufacturers Association Spring Market Trade Show, International Trade Show for Sports Equipment and Fashion and the MAGIC International annual apparel trade shows.

Manufacturing, Sourcing and Distribution

We manufacture and distribute our sporting goods equipment solely out of one company-owned facility located in Moberly, Missouri. This facility manufactures products such as heavy bags and includes a cut and sew department where boxing gloves, boxing trunks and other related items are produced.

Approximately 30.0% of our sporting goods equipment sales are manufactured at this facility. The remaining 70.0% of our products, including boxing gloves for retail, headgear, heavy bag stands and other sporting goods equipment, are manufactured by third party factories, predominately in Asia under the direction of our team of representatives. No third party manufacturer accounted for over 10.0% of our purchases of finished goods.

The primary raw materials used to manufacture sporting goods equipment are top-grain leather, synthetic fabrics, canvas, assorted wood and steel tubing, as well as various other materials used in stuffing gloves and heavy bags. These raw materials are basic commodities, which we buy from several independent suppliers. One supplier accounted for more than 10.0% of our purchases of raw materials.

We maintain quality control procedures at our Missouri manufacturing facility. Manufacturing supervisors inspect sporting goods equipment for defects throughout both the manufacturing process and the finishing stages, including imported products. Independent third parties perform similar inspections at our third party manufacturers.

We distribute most of our products from our Missouri facility. From time to time, we also work with our retailer partners to drop ship their products directly from our third party manufacturers overseas.

Inventory Management

We use a fully integrated inventory management system that provides automated perpetual inventory data for finished goods, raw materials and work in progress merchandise. We also incorporate our sporting goods equipment into an Electronic Data Interchange, or EDI, to efficiently fill sales orders.

We recently implemented demand planning forecasting software to better anticipate customer demand and identify sales trends. With this system, we plan our purchasing and production further in advance, eliminating potentially costly production interruptions, reducing the cost of expediting freight from third party factories, such as in Asia, and thus lowering our inventory carrying cost. Additionally, purchasing and production personnel are quickly aware of any deviations from the plan, allowing more time to address any shortage or surplus inventory situations.

Intellectual Property

Our trademark is vital to our licensing business because our licensees pay us for the exclusive right to market products bearing our trademark. We registered our “Everlast” trademark in Albania, Argentina, Armenia, Aruba, Australia, Austria, Belarus, Benelux, Brazil, Bulgaria, Cambodia, Canada, Chile, China, Colombia, Croatia, Cuba, Czech Republic, Denmark, Dominican Republic, European Union, Finland, France, Gaza District, Georgia, Germany, Greece, Guatemala, Honduras, Hong Kong, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Kuwait, Lebanon, Macao, Mexico, New Zealand, Norway, Pakistan, Panama, Paraguay, Peru, Philippines, Poland, Portugal, Romania, Russian Federation, Saudi Arabia, Serbia and Montenegro, Singapore, Slovak Republic, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Trinidad and Tobago, Turkey, Ukraine, United Arab Emirates, United Kingdom, United States, Uruguay, Uzbekistan, Venezuela and West Bank. As of March 19, 2007, we had 17 pending applications for our trademarks in the U.S. and 53 pending trademark applications in foreign jurisdictions. Trademarks registered in the U.S. and outside of the U.S. generally have a duration of ten years depending on the jurisdiction and are generally subject to an indefinite number of renewals for a like period on appropriate application.

Competition

Sporting Goods Equipment.  The sporting goods industry is highly competitive. However, we believe we are the preeminent name in boxing equipment; therefore, we are able to compete effectively in this segment of the sporting goods industry based on brand recognition and product quality and performance. Our competitors for our sporting goods equipment at the retail level are primarily Century Sporting Goods and private label brands. At the professional and amateur boxing level our competitors include Ringside, Grant, Adidas and Reyes. We may face increasing competition in the future as other companies with greater resources than us owning established brands may decide to enter this segment of the market.

Licensed Products.  All of our licensees face significant competition in the product categories in which they compete. Our licensees face multiple competitors that have the ability to compete in terms of fashion, quality, price and advertising. Our brand is subject to extensive competition from numerous domestic and foreign brands in the active lifestyle market, many of which have greater financial resources that we do, including Nike, Adidas, Under Armour and Puma. Our degree of success is dependent on our brand image and our licensees’ ability to design, source manufacture and sell quality branded products.

Employees

As of February 28, 2007, we had 140 full-time employees, including employees at our New York City headquarters and 106 employees at our manufacturing facility in Moberly, Missouri. We also employ additional full-time and part-time employees in connection with the design, marketing and sale of our products on an as needed basis. 79 of our Missouri manufacturing employees are covered under a collective bargaining agreement that expires on June 5, 2009. We believe we have satisfactory relationships with our employees, including those under the collective bargaining agreement signed in June 2005.

Environmental Considerations

Our manufacturing facility is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the federal Water Pollution Control Act, the Clean Air Act of 1970, the Resource Conservation and Recovery Act and the federal “Superfund” program.

We also are subject to federal, state and local laws and regulations relating to workplace safety and worker health, including those promulgated under the Occupational Safety and Health Act. As part of our compliance efforts, we require all personnel working in high noise areas and those working in certain areas with high concentrations of dust to wear protective equipment.

To the best of our knowledge, our manufacturing facility is currently in compliance with all material respects with existing environmental, workplace safety and worker health laws and regulations. We do not believe that there is a substantial likelihood that further compliance with environmental, workplace safety and worker health laws and regulations will require substantial expenditures or materially affect our operations or competitive position. We currently have no capital expenditures relating to satisfying environmental, workplace safety and worker health laws and regulations.

Available Information

The following information can be found on our website at http://www.everlast.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”); and

•	our policies related to corporate governance, including our Code of Business Conduct and Ethics applying to our directors, officers and employees (including our principal executive officer, and principal financial and accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC.

Item 1A.	Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of these factors that have affected, or may affect, our operations.

If our marketing efforts do not effectively maintain and expand our brand recognition, we may not be able to achieve our growth strategy.

We believe that broader recognition and favorable perception of our brand by consumers in our target markets are essential to our future success. To increase brand recognition, we believe we must continue to devote significant amounts of time and resources to advertising and promotions. These expenditures, however, may not result in a favorable increase in recognition of our brand or a sufficient increase in revenues to cover the advertising and promotional expenses. In addition, even if our brand recognition increases, our consumer base and our revenues may not increase, and may in fact decline, either of which would harm our business.

Expanding our brand into new categories or territories may be difficult and expensive, and if we are unable to successfully expand into these categories or territories as expected, our brand may be adversely affected, and we may not achieve our planned sales growth.

Our boxing-related sporting goods equipment business is the most established and best recognized portion of our business. Our growth strategy is founded substantially on the expansion of our brand into new categories or territories for, among other items, sporting goods equipment, apparel, footwear, eyewear, nutritional products, fragrances and other active lifestyle products. Products that we or our licensees introduce in these new markets may not be successful with the consumers we target. Our brand may also fall out of favor with our current sporting goods equipment customer base as we expand our products into new markets. In addition, if we or our licensees are unable to anticipate, identify or react appropriately to evolving consumer preferences, our sporting goods equipment sales and license revenues may not grow as fast as we plan or may decline and our brand image may suffer.

Achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenue. There can be no assurance that we will have the resources necessary to undertake these efforts or that these efforts will sufficiently increase our sporting goods equipment sales and license revenues. Material increases in our selling, general and administrative expenses could adversely impact our results of operations.

Furthermore, we or our licensees may encounter difficulties in producing or finding manufacturers and retailers for new products, especially those with technical applications. Our development schedules for new products are difficult to predict and are subject to change as a result of shifting priorities in response to consumer preferences and competing products. If we or our licensees are not able to efficiently ensure the manufacture of newly-developed products in quantities sufficient to support retail distribution, or if we or our licensees are unable to identify retailers who are able to effectively sell our products to consumers, we may not be able to recoup our investment in the development of new products or meet expectations for increased sales and license revenue. We also currently license technology necessary for the production of certain new products we plan to launch. Our ability to successfully develop and launch these products depends upon our maintenance of a satisfactory relationship with our technology providers.

Even if we and our licensees develop and launch new products that consumers find appealing, the ultimate success of a new product may depend on the price charged for the product. Failure to gain market acceptance for new products that we or our licensees introduce could impede our growth, reduce our profits, adversely affect the image of our brand, erode our competitive position and result in long-term harm to our business.

We currently have an informal business arrangement with Title Boxing, L.L.C. to administer the Everlast catalog sales business our products and provide all order fulfillment of our catalog and e-commerce business, and any alteration to these arrangements could impact our sales and growth strategy.

In 2006, Title Boxing sold $7.2 million in sales at retail of our products that were purchased by consumers through catalog and e-commerce orders. We believe catalog and e-commerce orders could be a source of significant sales and profitability growth in the future. We currently work with Title Boxing to distribute catalogs and manage our e-commerce orders, advertise our products and fulfill catalog and e-commerce orders for our products. Title Boxing also controls the mailing list of consumers who receive catalogs advertising our products and supports the maintenance and upgrade of our everlastboxing.com website. We do not currently have a formal written agreement with Title Boxing for the services it performs. Any alteration to our relationship with Title Boxing or Title Boxing’s ability to continue performing services for us could affect our sales and growth strategy due to Title Boxing’s control of the Everlast catalog mailing list and other services it performs for us and our inability to find a suitable replacement to perform the administrative and fulfillment functions for catalog and e-commerce orders of our products.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We experienced rapid growth since our merger, and increased our net revenues from $33.4 million in 2002 to $51.9 million in 2006. We anticipate our rate of growth in the future will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues and profitability. Our future success will depend upon various factors, including the strength of our brand, the market success of our and our licensees’ current and future products, competitive conditions and our ability to manage increased revenues, if any, and implement our growth strategy. In addition, we anticipate expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

Future growth may place a significant strain on our management and operations. If we continue to experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business plan. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.

Failure to adapt to changes in consumer market trends may materially affect our business and results of operations.

The market trends and consumer demands for sporting goods equipment and licensed products quickly change primarily due to the influence of fashion trends and developments of raw materials technology. Our sporting goods equipment business and our licensees’ ability to anticipate, gauge and respond adequately and timely to rapid changes in consumer demand and market trends materially affects our business and results of operations. If we or our licensees do not effectively adapt to the quick changes in customer demands and market trends, our operating results could be adversely affected.

The failure to successfully protect our intellectual property rights could have a material adverse effect on our licensing business.

Our success is dependent upon the continued protection of our trademarks and other intellectual property rights. Accordingly, we devote resources to the establishment and protection of our trademarks on a worldwide basis. We may be forced to incur substantial costs to protect our intellectual property and if we are unable to protect our intellectual property, our brand image may suffer. We are also susceptible to brand dilution from the counterfeiting of our products, which could harm our reputation for producing high-quality products or force us to incur expense in enforcing our rights. It is difficult and expensive to detect and prevent counterfeiting. Despite our efforts to protect our intellectual property, counterfeiters may continue to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation, business, results of operation and financial condition.

Our registered and common law trademarks have significant value and some of our trademarks are instrumental to our ability to create and sustain demand for and a market of our products. We cannot assure you that third parties, particularly in other countries, will not assert claims to our trademarks and other intellectual property or that we will be able to successfully resolve those claims. While we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect our intellectual property to the same extent as the laws of the U.S., if at all. In addition, we could be forced to defend legal actions taken against us relating to our use of trademarks, which, if our defense is unsuccessful, could render some of our trademarks or other intellectual property rights unenforceable and, regardless of the success of our defense, cause us to incur substantial costs and divert the efforts of our management. The need to defend against legal actions relating to our trademarks and intellectual property could have a material adverse effect on our business, results of operations and financial condition.

We registered “Everlast” as a trademark in Albania, Argentina, Armenia, Aruba, Australia, Austria, Belarus, Benelux, Brazil, Bulgaria, Cambodia, Canada, Chile, China, Colombia, Croatia, Cuba, Czech Republic, Denmark, Dominican Republic, European Union, Finland, France, Gaza District, Georgia, Germany, Greece, Guatemala, Honduras, Hong Kong, Hungary, Iceland, India, Ireland, Israel, Italy, Japan, Kuwait, Lebanon, Macao, Mexico, New Zealand, Norway, Pakistan, Panama, Paraguay, Peru,

Philippines, Poland, Portugal, Romania, Russian Federation, Saudi Arabia, Serbia and Montenegro, Singapore, Slovak Republic, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Trinidad and Tobago, Turkey, Ukraine, United Arab Emirates, United Kingdom, United States, Uruguay, Uzbekistan, Venezuela and West Bank. As of March 19, 2007, we applied to register “Everlast” as a trademark in an additional 70 jurisdictions. There is a possibility that we have not applied to register the Everlast mark, our company logo or our marketing slogans in countries where we will do business in the future. If we fail to timely file a trademark application in any country, we will likely be precluded from doing so at a later date. Failure to adequately protect our trademark rights could damage or destroy our brand, expose us to trademark liability and impair our ability to compete effectively.

We believe our success may be enhanced by our ability to obtain and enforce patent protection for our products, and therefore elected to pursue patent protection for our products in the U.S. and other countries. Currently, we have been issued one U.S. patent. We do not know whether any of our pending or future patent applications will result in the issuance of patents, and competitors may challenge the validity or scope of our issued patents, or our registered designs or patent applications that proceed to issuance. We cannot predict how the patent claims in our issued patents, or any patents issued from any pending or future patent application will be construed, and these patents may not provide us with the ability to prevent the development, manufacturing, and marketing of competing products, or may be challenged by third parties on the basis of validity and enforceability.

The failure of our licensing partners to preserve the value of our licenses could have a material adverse effect on our business.

The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to:

•	obtain capital;

•	manage its labor relations;

•	maintain relationships with its suppliers;

•	maintain the quality and marketability of products bearing our trademarks;

•	manage its credit risk effectively;

•	meet its financial obligations to us; and

•	maintain relationships with its customers.

Although some of our license agreements prohibit licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A significant portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. The failure of our licensing partners’ to successfully operate their businesses or to perform in a manner consistent with our desired business practices could result in a decrease in our revenues generated from sales of our licensed products and the loss of goodwill which could impact our financial results and cause a material adverse effect on our business.

Failure to maintain and integrate licensing partners could harm our business.

We depend on licensing partners for an increasingly significant part of our business. In 2005 and 2006, we added 45 new licensees to increase our total number of licensing arrangements to 88 as of December 31, 2006. Our license revenues, which have significant profit margins, organically grew 17.2% in 2006 and accounted for 23.6% of our total revenue. Our growth and revenues from our expanding licensing business are subject to all of the risks inherent in working with new partners, including our lack of an established working relationship with these new licensing partners and the uncertainty of our new partners’ abilities to develop and sell our products.

Our agreements with certain licensing partners are important to the success and prospects of our business. In 2006, Jacques Moret, our domestic apparel licensee, represented 23.9% of our gross license revenue for the period. Although we believe in many circumstances we could replace existing licensing partners if necessary, if any of our significant licensing partners do not meet their financial obligations to us or if any of these licensees decides not to renew or extend its existing agreement with us, our revenue and cash flows could be reduced substantially. Moreover, our inability to replace any of our existing licensing partners for any period of time could adversely affect our revenues, both directly from reduced license revenue received and indirectly from reduced sales of our other products.

Our women’s apparel license with Jacques Moret contains a 99-year exclusive renewal option which, if exercised, would provide us with a one-time royalty of $24.0 million, which may be less than the future discounted royalty cash flows over this 99-year term.

Our U.S. women’s apparel license with Jacques Moret terminates on December 31, 2009 and, subject to certain conditions, may be renewed for two additional five-year terms for a minimum of $13.5 million in guarantees per term. In addition, subject to certain conditions, Jacques Moret has the option as of December 31, 2009 to convert the license agreement to a fully paid 99-year exclusive license for $24.0 million. Jacques Moret could execute this option at a time when the future discounted royalty cash flow stream exceeds this one time 99-year exclusive option, which could have a material adverse affect on our operations and profitability in years beyond 2010.

We depend on certain key employees, the loss and replacement of whom could have a material adverse effect on our business.

We are dependent on the services of Seth A. Horowitz, our chairman of our board, president and chief executive officer, as well as other key members of our management team. We entered into an employment agreement with Mr. Horowitz effective November 28, 2005 until December 31, 2010 pursuant to which he agreed not to compete with us for 12 months following termination of his employment. The failure of our executives or any other members of our management team to effectively work together could prevent efficient decision-making, affecting product development and sales and marketing efforts which would negatively impact our ability to manage our business and operations. In addition, the loss of the services of Mr. Horowitz or other key managers would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our future growth may largely depend on our ability to retain the services of Mr. Horowitz and the other members of our executive management team, as well as our ability to attract and retain other qualified personnel in the future. We cannot assure you that these individuals can be attracted and retained because of the intense competition in our industry. While we take measures to protect our confidential information, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

The issuance of additional warrants to purchase shares of our common stock could adversely affect our financial results and the trading price of shares of our common stock.

Pursuant to our agreement with Contender Partners LLC, we are required to issue warrants to purchase up to 4.95% of our currently outstanding common stock upon the initial network order of the third season of The Contender reality television series. The exercise price of the warrants shall be equal to 75.0% of the lesser of (a) the market price of our common stock on the date of issuance or (b) the 365-day average stock price of our common stock for the year prior to the date of issuance. If the third season of The Contender is initiated, we will be subject to a significant non-cash accounting expense related to the issuance that could adversely affect our statement of operations.

Our financial success may be limited to the strength of our relationships with our retail customers and to the success of these retail customers.

Our financial success is significantly related to the willingness of our retail customers to continue to carry our products and to the success of these customers. We do not have long-term contracts with any of our retail customers, and sales to our retail customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our retail customers’ orders in a timely manner, the sales of our products and our relationships with those customers may suffer, and this could have a material adverse effect on our product sales and ability to grow our product line.

For 2006, The Sports Authority, Inc., Dick’s Sporting Goods, Inc., Wal-Mart Stores, Inc. and Wal-Mart’s affiliate, Sam’s Club, accounted for approximately 14.2%, 11.7%, 6.7% and 5.0%, respectively, of our gross sporting goods equipment sales. We have no long-term contracts with these companies. Although we believe that our business relationships with these companies are satisfactory, we cannot assure you that these business relationships will continue to generate satisfactory sales in the future. We are also trying to expand our network of retailers carrying our products. We plan to focus on sporting goods stores, mass merchandisers, mid-tier retailers, fitness clubs and martial arts studios for our sporting goods equipment. If any of our major retail customers experiences a significant downturn in their business or fails to remain committed to our products or brand, then these customers may reduce or discontinue purchases from us. In addition, we extend credit to our customers based on an evaluation of each customer’s financial condition. If a significant customer to whom we extended credit experiences financial difficulties, our bad debt expense may increase relative to revenues in the future. Any significant increase in our bad debt expense relative to revenues would adversely impact our net income and cash flow and could affect our ability to pay our own obligations as they become due.

Furthermore, many of our retail customers compete with each other, and if they perceive that we are offering their competitors better pricing and support, they may reduce purchases of our products. In addition, we compete directly with our retail customers by selling our products to consumers via our mail order catalog and the internet. If our retail customers believe that our direct sales to consumers divert sales from their stores, this may weaken our relationships with the customers and cause them to reduce purchases of our products.

If we or our licensees do not accurately forecast consumer demand, we or our licensees may have excess inventory to liquidate or have greater difficulty filling our customers’ orders, either of which could adversely affect our business.

The market for our products is subject to cyclical variations and declines in performance, as well as fashion risks and rapid changes in consumer preferences, the effects of weather, general economic conditions and other factors affecting demand. These factors make it difficult to forecast consumer demand, and if we or our licensees overestimate demand for our products, we or our licensees may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins and potentially devaluing our brand. Conversely, if we or our licensees underestimate consumer demand, we or our licensees could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on relationships with customers and diminished brand loyalty. Moreover, because our product line is limited, we may be disproportionately affected by cyclical downturns in the sporting goods industry, changes in consumer preferences and other factors affecting demand, which may make it more difficult for us to accurately forecast our production needs, exacerbating these risks. A decline in demand for our products, or any failure on our part or by our licensees to satisfy increased demand for our products, could adversely affect our business and results of operations.

Third parties may claim that we are infringing their intellectual property rights, and these claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on the manufacture, distribution or sale of our products.

From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our current or planned new products. If we are forced to defend against third party claims, whether or not the claims are resolved in our favor, we could encounter expensive and time consuming litigation which could divert our management and key personnel from business operations. If we are found to be infringing on the intellectual property rights of others, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of others, we may not be able to obtain license agreements on terms acceptable to us, and this may prevent us from manufacturing, marketing or selling our products. Thus, these third party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any reductions in sales or cost increases could be significant, and could have a material and adverse effect on our business.

The failure to comply with our quality control standards may have a material adverse effect on our business.

We require our licensees to submit samples of products that are to be sold under exclusive license agreements and licensees who are not in compliance with our quality control standards are in breach of their license agreements. These sample licensed products are inspected by our management for quality and proper placement of our Everlast trademark. Licensees that do not comply with our quality or trademark standards are notified that they are in breach of their license agreement. No assurance may be made, however, that non-compliant licensees will be discovered by us and notified of the breach of their license agreement. There is also no assurance that we will be successful in enforcing the quality or trademark usage provisions of our license agreements.

We have quality control procedures in effect at our manufacturing facility in Moberly, Missouri and at our third party manufacturers. Manufacturing supervisors inspect our sporting goods equipment for defects throughout both the manufacturing process and the finishing stages. No assurance may be made, however, that these quality control procedures will prevent all defects of manufacturing and finishing. Products introduced into the marketplace that do not meet our quality control standards may harm our brand image which could have a material adverse effect on our business.

Our business is subject to intense competition and could be adversely affected by the failure to effectively compete.

Aggressive competition is found in the licensing and manufacturing of sporting goods brands. Some of our competitors are offering products that are substantially similar, in design and materials, to our products. Our competitors include most major athletic and sporting good companies, branded apparel companies and retailers with their own private labels. A number of competitors have:

•	significantly greater financial resources than we have;

•	more comprehensive product lines than we have;

•	longer-standing relationships with suppliers, manufacturers and retailers than we have;

•	greater distribution capabilities than we have; and

•	stronger brand recognition and loyalty than we have, and spend substantially more on product advertising and sales than we do.

Our competitors’ greater capabilities in these areas may enable them to better differentiate their products from ours, gain stronger brand loyalty than we can achieve, withstand periodic downturns in the apparel and sporting goods industries, compete more effectively on the basis of price and production and more quickly develop new products.

In addition, access to offshore manufacturing is making it easier for new companies to enter the markets in which we compete. If we fail to compete successfully in the future, our sales and profits may decline, our financial condition may deteriorate and the market price of our common stock is likely to fall.

Returns and chargebacks may have a material adverse effect on our business.

Consistent with industry practice, we accept returns of products within a reasonable amount of time. Returns are allowed due to poor quality, defects in materials or workmanship. In addition to returns, customers deduct chargebacks from the purchase price for sales allowances, new store opening discounts and other marketing development funds, which in the opinion of management promotes brand awareness. Chargebacks have a dilutive effect on our business and results of operations since they reduce overall gross profit margins on sales. Due to low barriers to entry in our industry, the market is becoming more competitive and we cannot assure you that we will continue to experience the same level of returns or industry norm chargebacks in the future. Significant levels of returns or chargebacks could reduce our profitability resulting in a material adverse effect on our business.

Potential liability exposure in our sporting goods equipment business may have a material adverse effect on the consumer demand for our products.

Our sporting goods equipment is exposed to an inherent risk of potential product liability claims as boxing is a high-risk activity that involves physical contact. A judgment against us due to an alleged failure or defects of our sporting goods equipment could lead to substantial damage awards. We currently maintain product liability and excess liability umbrella insurance with maximum coverage of $2.0 million and $20.0 million, respectively, for each occurrence. If a successful claim is brought against us in excess of, or outside of, our insurance coverage, it could have a material adverse effect on our business, results of operations and financial condition. Although we invest resources in research and development and every attempt is made to ensure the safety of our products, claims against us may arise and, regardless of their merit or eventual outcome, these claims may have a material adverse effect on the consumer demand for our products.

Our business is subject to the general economic cycle, a downturn in which could cause a material adverse effect on our business, financial condition and results of operations.

Historically, our industry experienced substantial changes in its business cycle. Recessions, the states of the global, national and local economies and uncertainties regarding future economic prospects affect consumer spending habits and adversely affect our business, financial condition and results of operations. In addition, we, as well as our competitors, sell to retailers who experienced financial difficulties during the past several years. If these financial patterns continue or worsen, we cannot assure you that our business, financial condition and results of operations will not be materially adversely affected.

We believe that the sales of both sporting goods equipment and licensed products are slightly seasonal towards the third and fourth quarters of the year. Our products, taken as a whole, are sold year-round. While our results of operations may vary quarterly, we do not believe that these variations are material to our business. Consequently, our results of operations in any one quarter are not representative of the results of operations we expect for other quarters or for the full fiscal year.

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs which may have a material adverse effect on our business.

Fluctuations in the price, availability and quality of the fabrics, leather or other raw materials used by us in our manufactured products and in the price of materials used to manufacture our sporting goods equipment could have a material adverse effect on our cost of sales and our ability to meet our customers’ demands. The price and availability of these raw materials may fluctuate significantly, depending on many factors, including natural resources (such as oil and electricity), increased freight costs, increased labor costs and weather conditions. If we are not be able to pass all or a portion of these higher raw materials prices on to our customers, or if demand decreases due to the higher costs or delays, our financial performance may suffer causing a material adverse effect on our business.

If the U.S. continues to impose tariffs and import quota restrictions on products manufactured in China and we are unable to meet our manufacturing needs from countries other than China or from domestic sources, it could materially affect our gross margin and financial performance.

The U.S. and the countries in which our products are produced or sold internationally imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Under the provisions of the World Trade Organization, or WTO, Agreement on Textiles and Clothing, effective as of January 1, 2005, the U.S. and other WTO member countries eliminated quotas on textiles and apparel-related products from WTO member countries. As a result of the eliminated quotas, we experienced lower costs on our imports of finished goods that benefited our margins and operating profitability in the second half of 2005. The U.S. recently imposed new quotas on certain categories of products that we import from China, including certain shirts and certain sportswear. If we are unable to meet our product needs from countries not affected by the U.S. restrictions or tariffs or from domestic sources, it could materially affect our gross margin and financial performance.

Failure to control the costs for the products that we manufacture could adversely affect our sales and results of operations.

We manufacture approximately 30.0% of our products at our facility in Moberly, Missouri. There can be no assurance that the costs of products that we continue to manufacture in Moberly, Missouri can remain competitive with products sourced from third parties. We will also be required to absorb the costs of manufacturing and disposing of products that do not meet our quality standards. These costs are primarily incurred in connection with the initial production of new products, although we may also experience increases in training costs when we initiate production of new products. Additionally, we may incur increased costs as a result of the introduction of new manufacturing equipment. Any increases in our manufacturing costs could adversely impact our margins. Furthermore, our manufacturing capabilities are subject to risks and challenges, including our ability to scale our production capabilities to meet the needs of our customers. Our inability to control the costs associated with our manufacturing operations could have a material adverse effect on our business.

Because we depend on third party manufacturers, we may face challenges in maintaining a sufficient supply of goods to meet sales demand, and we may experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our sales and have an adverse impact on our customer relationships.

We utilize third party manufacturers, primarily in Asia, to produce approximately 70.0% of our products as measured by gross sales of sporting goods equipment. We depend on these manufacturers’ ability to finance the production of goods ordered and to maintain adequate manufacturing capacity. We do not exert direct control over the third party manufacturers, so we may be unable to obtain timely delivery of acceptable products.

In addition, we do not have long-term supply contracts with most of these third party manufacturers, and any of them may unilaterally terminate their relationship with us at any time or seek to increase the prices they charge us. As a result, we are not assured of an uninterrupted supply of products of an acceptable quality and price from our third party manufacturers. We may not be able to offset any interruption or decrease in supply of our products by increasing production in our company-operated manufacturing facilities due to capacity constraints, and we may not be able to substitute suitable alternative third party manufacturers in a timely manner or at acceptable prices. Any disruption in the supply of products from our third party manufacturers may harm our business and could result in a loss of sales and an increase in production costs, which would adversely affect our results of operations.

Our business could suffer if our third party manufacturers violate labor laws or fail to conform to generally accepted ethical standards.

We generally require our third party manufacturers to meet our standards for working conditions and other matters before we are willing to place business with them. As a result, we may not always obtain the lowest cost production. Moreover, we do not control our third party manufacturers or their respective labor practices. If one of our third party manufacturers violates generally accepted labor standards by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate its factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we likely would cease dealing with that manufacturer, and we could suffer an interruption in our product supply. In addition, such a manufacturer’s actions could result in negative publicity and may damage our reputation and the value of our brand and discourage retail customers and consumers from buying our products.

We depend on a limited number of suppliers for key production materials, and any disruption in the supply of these materials could interrupt product manufacturing and increase product costs.

We depend on a limited number of sources for the primary materials used to make our products. If the suppliers we rely on for key production materials were to cease production of these materials, we may not be able to obtain suitable substitute materials in time to avoid interruption of our production cycle, if at all. We may also have to pay materially higher prices in the future for these materials or any substitute materials we use, which would increase our production costs and could have a material adverse impact on our margins and results of operations.

An interruption of the services of our manufacturing and distribution facility in Moberly, Missouri could negatively impact our sporting goods equipment business.

We believe that our manufacturing and distribution facility in Moberly, Missouri will be adequate to meet our needs for the foreseeable future. We further believe that additional manufacturing and distribution space will be available at our Moberly, Missouri plant in the event that we require additional capacity. If a situation arises that would cause the Missouri plant to close down or reduce our production, our business, results of operations and financial condition could be materially and adversely affected. These situations may include fire, floods, power loss, power shortages, telecommunications failures, break-ins and similar events. Furthermore, certain actions, occurring domestically or abroad, could lead to business disruptions, cancellations of customer orders or a general decrease in consumer spending.

Failure to comply with environmental laws and regulations may have a material adverse effect on our business.

Our manufacturing facility is subject to various federal, state and local environmental laws and regulations limiting the discharge, storage, handling and disposal of a variety of substances, particularly the federal Water Pollution Control Act, the Clean Air Act of 1970, the Resource Conservation and Recovery Act and the federal “Superfund” program.

We also are subject to federal, state and local laws and regulations relating to workplace safety and worker health, including those promulgated under the Occupational Safety and Health Act. As part of our compliance efforts, we require all personnel working in high noise areas and those working in certain areas with high concentrations of dust to wear protective equipment.

To the best of our knowledge, our manufacturing facility is currently in compliance in all material respects with existing environmental, workplace safety and worker health laws and regulations. We currently have no capital expenditures relating to satisfying environmental, workplace safety and worker health laws and regulations. However, we cannot assure you that we will continue to be in compliance with environmental, workplace safety and worker health laws and regulations. Failure to comply with environmental, workplace safety and worker health laws and regulations could result in significant expenses due to fines or compliance costs that could have a material adverse effect on our results of operations and our business.

We will incur significant time and expense in documenting, testing and certifying our internal control over financial reporting, and any deficiencies in our financial reporting or internal controls could adversely affect our business and the price of our common stock.

The Securities and Exchange Commission rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Under existing issued rules and regulations, our independent auditors will be required, beginning with our Annual Report on Form 10-K for 2008, to attest to our officers’ assessment of our internal controls. This process generally requires significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors and testing of our internal control over financial reporting by our internal accounting staff and our outside auditors. Documentation and testing of our internal controls, which we have only undertaken to a limited extent in the past, will involve considerable time and expense, and may strain our internal resources and have an adverse impact on our costs.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the Securities and Exchange Commission any significant deficiencies or material weaknesses in our system of internal controls. The existence of any material weaknesses would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from issuing an unqualified opinion that internal controls are effective. In addition, disclosures of this type in our Securities and Exchange Commission reports could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting, it may negatively impact our business, results of operations and reputation.

We may fail to successfully expand our distribution network or introduce our products both domestically and internationally, and this may cause our results of operations to fall short of expectations.

As part of our growth strategy, we plan to expand our distribution network and expand the sales of our products into new locations internationally. Successfully executing this strategy will depend on many factors, including:

•	the strength of the Everlast brand and competitive conditions in new markets that we attempt to enter;

•	our ability to attract and retain qualified licensees, distributors or agents or to develop direct sales channels;

•	our ability to use and protect the Everlast brand, and our other intellectual property, in these new markets and territories; and

•	our ability to successfully enter and compete in markets and territories, especially internationally, where we have little distribution experience and where our Everlast brand is not as well known.

If we are unable to successfully expand our distribution channels and sell our Everlast branded products internationally, our business may fail to grow, our brand may suffer and our results of operations may be adversely impacted.

We conduct a significant portion of our activities outside the U.S., and therefore we are subject to the risks of international commerce.

We use third party manufacturers located in foreign countries to produce approximately 70.0% of our sporting goods equipment and we and our licensees sell our products outside of the U.S. Foreign manufacturing and sales activities are subject to numerous risks, including the following:

•	trade restrictions, tariffs, import and export controls and other non-tariff barriers such as quotas and local content rules;

•	increased transportation costs due to distance, energy prices or other factors;

•	delays in the transportation and delivery of goods due to increased security concerns;

•	restrictions on the transfer of funds;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable and royalty payments;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;

•	changing economic conditions;

•	restrictions, due to privacy laws, on the handling and transfer of consumer and other personal information;

•	changes in governmental policies and regulations;

•	political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions;

•	expropriation and nationalization;

•	natural disasters;

•	difficulties encountered by our international licensees or us in staffing and managing foreign operations or international sales;

•	difficulties in managing foreign operations effectively and efficiently from the U.S.; and

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions.

Furthermore, our manufacturing activity outside of the U.S., including the production of our products by third party manufacturers, is subject to risks of poor infrastructure, shortages of equipment and labor unrest, in addition to those risks noted above. Once our products are manufactured, we may also suffer delays in distributing our products due to work stoppages, strikes or lockouts at the ports where our products arrive. Labor disruptions could result in product shortages and delays in distributing our products to retailers. These factors and the failure to properly respond to them could make it difficult to obtain adequate supplies of quality products when we need them, resulting in reduced sales and harm to our business.

In addition, during 2006, we generated approximately $7.6 million, or 14.7% of our revenues outside of the U.S., and we expect to expand our international sales and marketing operations in the future. Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations, as noted above, as well as the difficulties associated with promoting products in unfamiliar cultures.

We can issue shares of preferred stock without stockholder approval, which could adversely affect the rights of common stock stockholders.

Our certificate of incorporation permits us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue this stock without approval from our stockholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that we may issue in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving common stockholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of an investment in our stock.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay, defer or prevent a change in control of our company or changes in our management. Among other things, these provisions:

•	authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	classify our board of directors so that only some of our directors are elected each year; and

•	allow the authorized number of directors to be changed only by resolution of the board of directors.

These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control or changes in our management that a stockholder might consider favorable. In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of us. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The lease for our principal office in New York City is for 12,087 square feet with an annual base rent of $407,728 and expires in November 2008.

We own a manufacturing and distribution facility in Moberly, Missouri of approximately 304,000 square feet. We believe that our existing facility will be adequate to meet our needs for the foreseeable future. We further believe that additional manufacturing space is available at our Missouri manufacturing plant in the event we require additional capacity.

Item 3.	Legal Proceedings

We are a party to various legal actions that arose in the normal course of business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to A Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Performance Graph

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG EVERLAST WORLDWIDE INC., NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKET

	FISCAL YEAR END
Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Everlast Worldwide Inc	100.00	155.32	125.53	322.98	438.72	723.40
Textile-Apparel Clothing	100.00	98.83	126.65	151.89	165.07	211.11
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Assumes $100 invested on December 31, 2001 in the our common stock, the NASDAQ Market Index and the Peer Group. The calculations in the table were made on a dividends reinvested basis. There can be no assurance that our common stock performance will continue with the same or similar trends depicted in the above graph.

Our common stock is on the Nasdaq Global Market under the symbol “EVST.” The following table sets forth, for the period indicated, the highest and lowest bid quotations for the common stock, as reported by the Nasdaq Global Market. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	2006
	High	Low

1st Quarter	$20.63	$9.87
2nd Quarter	$20.04	$11.05
3rd Quarter	$16.45	$12.65
4th Quarter	$19.73	$14.61

	2005
	High	Low

1st Quarter	$14.60	$5.57
2nd Quarter	$10.06	$5.77
3rd Quarter	$7.75	$4.50
4th Quarter	$11.50	$3.39

Holders

The closing bid price of our common stock on March 21, 2007 was $19.99. On March 16, 2007 we had approximately 298 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors that our board of directors deems relevant.

Disclosure of Equity Compensation Plan Information (as of December 31, 2006)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights(a)	and rights	(a))

Equity compensation plans approved by security holders	662,336	$7.66	1,212,503

Item 6.	Selected Financial Data

The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for 2004 through 2006 and the selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2005 and 2006 are derived from, and are qualified by reference to, our consolidated financial statements included in this annual report. The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for 2002 and 2003 and the selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2002, 2003 and 2004 are derived from, and are qualified by reference to our consolidated financial statements, which are not included in this annual report. The summary financial data presented below under the heading “Consolidated Statement of Operations Data” for 2002 is unaudited and is derived from our audited consolidated financial statements which are not included in this annual report. This 2002 “Consolidated Statement of Operations Data” is presented on a pro forma basis as if the discontinuance of the men’s and women’s apparel components occurred as of January 1, 2002 in order to show all periods on a comparable basis. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

As of January 1, 2005, we licensed our U.S. women’s apparel category to Jacques Moret. On December 14, 2005, we announced that effective January 1, 2006, we expanded our relationship with Jacques Moret, signing a four-year license agreement, granting a license for our men’s activewear, sportswear, outerwear and swimwear in the U.S. We report our results of operations on a GAAP basis, which includes the application of FASB No. 144, “Accounting for the Disposal of Long-Lived Assets.” FASB No. 144 requires us to report our results of operations from our men’s and women’s apparel businesses as discontinued components for all current and prior periods presented.

	For the Year Ended December 31,
	2002	2003(a)	2004	2005	2006
	(unaudited)
	(in thousands, except per share data)

Consolidated Statement of Operations Data
Net sales	$27,922	$25,126	$24,438	$31,271	$39,630
Net license revenues	5,501	6,669	9,059	11,982	12,257

Net revenues	33,423	31,795	33,497	43,253	51,887
Cost of goods sold	20,069	18,999	18,553	24,807	29,887

Gross profit	13,354	12,796	14,944	18,446	22,000
Selling, general and administrative expenses	12,760	14,954	13,881	13,220	13,916

Operating income (loss) from continuing operations	594	(2,158)	1,063	5,226	8,084
Interest expense and financing costs	249	503	1,087	2,238	3,342
Other expense (income)	(96)	(48)	(17)	17	(2,053)

Income (loss) before provision for income taxes from continuing operations	441	(2,613)	(7)	2,971	6,795
Provision (benefit) for income taxes from continuing operations	281	(640)	47	1,145	2,071

Net income (loss) from continuing operations	160	(1,973)	(54)	1,826	4,724
(Loss) income from discontinued components, net of tax	2,288	1,018	(973)	(2,774)	—

Net income (loss)	$2,448	$(955)	$(1,027)	$(948)	$4,724

Dividends on redeemable preferred stock	1,451	—	—	—	—
Basic per share data:(b)
Net income (loss) from continuing operations	$0.05	$(0.63)	$(0.02)	$0.55	$1.22
Net income (loss) from discontinued components	$0.74	$0.32	$(0.31)	$(0.83)	—
Net income (loss)	$0.79	$(0.31)	$(0.33)	$(0.28)	$1.22
Diluted per share data:(b)
Net income (loss) from continuing operations	$0.04	$(0.63)	$(0.02)	$0.47	$1.14
Net income (loss) from discontinued components	$0.55	$0.32	$(0.31)	$(0.71)	—
Net income (loss)	$0.59	$(0.31)	$(0.33)	$(0.24)	$1.14

	For the Year Ended December 31,
	2002	2003(a)	2004	2005	2006
	(unaudited)
	(in thousands, except per share data)

Weighted average common shares:(c)
Basic	3,101	3,108	3,132	3,326	3,865
Diluted	4,139	3,108	3,132	3,894	4,136

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents	$2,530	$1,937	$649	$58	$216
Total assets	63,847	64,257	64,756	61,441	65,276
Long-term obligations:
Redeemable preferred stock	35,000	30,000	25,000	—	—
Long-term debt, net of current maturities	3,227	4,866	6,643	26,531	19,161

(a)	During 2003, we incurred restructuring and non-recurring duplicative manufacturing costs aggregating $3.3 million, pretax, related to the relocation and consolidation of our Bronx, New York manufacturing facility which closed in December 2003. These costs are included in the operating income (loss) from continuing operations.

(b)	Excludes the effect of the preferred stock dividends’ impact on earnings per share for 2002 as follows: Basic — $0.47; Diluted — $0.35.

(c)	As a result of the net losses from continuing operations in 2003 and 2004, the dilutive effect of options and contingent considerations (1,091,000 and 1,434,000 shares respectively) are not shown as the results would be anti-dilutive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in this annual report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. See “Note Regarding Forward-Looking Information.” Our actual results could differ materially from those indicated in these forward-looking statements as a result of various factors, as more fully discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

Overview

We are a leading designer, manufacturer, and marketer of boxing and fitness related sporting goods equipment under the well-recognized Everlast brand name and a worldwide licensor of the Everlast brand for apparel, footwear, sporting goods equipment and other complementary active lifestyle products and accessories. Since 1910, Everlast has been the preeminent brand in the world of boxing and among the most recognized brands in the overall sporting goods and apparel industries. Over the past 97 years, our products were used for training and in professional fights by many of the biggest names in boxing, including Jack Dempsey, Joe Louis, Rocky Marciano, Muhammad Ali, Joe Frazier, George Foreman, “Sugar” Ray Leonard, Evander Holyfield, Mike Tyson, “Sugar” Shane Mosley and Jermain Taylor and our products established a reputation for quality, durability and performance. In order to capitalize on the rich heritage and authenticity of the Everlast brand, we extended the Everlast brand outside of the boxing ring into complementary product categories, including apparel, footwear, eyewear, nutritional products, fragrances and other active lifestyle products. We accomplished this through 88 licensing arrangements with licensees in over 100 countries who have expertise in these product categories and territories. Our strategy is to continue to leverage the unique qualities represented by the Everlast brand — Strength, Dedication, Individuality and Authenticity — to become a leading global athletic brand and a necessary part of the lives of consumers who train, compete and live an active lifestyle.

We operate our business through two business segments: sporting goods equipment and licensed products.

Sporting Goods Equipment.  Under our sporting goods equipment business, we design, manufacture, source and market sporting goods equipment primarily related to the sport of boxing and fitness, including boxing gloves, heavy bags, speed bags, boxing trunks and other related gym equipment and accessories. We currently sell our sporting goods equipment in approximately 5,000 U.S. retail locations across a broad range of distribution channels including sporting goods retailers, mass merchants, mid-tier department stores, specialty retailers and fitness clubs. We also sell these products directly through the internet and the Everlast catalog. We believe we are the market leader in nearly all of our product categories and maintain strong relationships with our retail customers. Approximately 30.0% of our sporting goods equipment sales are manufactured at our Missouri facility. The remaining 70.0% of our products, including boxing gloves, headgear, heavy bag stands and other sporting goods equipment, are manufactured by third party factories, predominately in Asia under the direction of our team of representatives.

Licensed Products.  We currently manage 28 domestic licensing arrangements with licensees who design, source and market a range of products in the U.S. under the Everlast brand including apparel, footwear, sporting goods equipment, eyewear, nutritional products and other active lifestyle products. In addition, to capitalize on the worldwide recognition of the Everlast brand, we expanded our presence in international markets through a global network of licensee partners. We currently utilize 60 licensing arrangements in over 100 countries worldwide with licensees who design, source, manufacture and market a range of products under the Everlast brand, including boxing and sporting goods equipment, apparel, footwear, eyewear, nutritional products, fragrances and other active lifestyle products. In return for rights to market products bearing our trademarks, our licensees pay us royalties based upon the net sales of Everlast branded products. In addition, a significant number of our license agreements contain contractual guaranteed minimum royalties. Our licensing business model provides higher margins with lower operating risk than our sporting goods equipment business.

Background

On October 24, 2000, our predecessor, Active Apparel Group, Inc., formerly the men’s and women’s apparel licensee of the Everlast brand since 1994, completed a merger with Everlast Holding Corp., creating Everlast Worldwide Inc. We have since undertaken a number of strategic initiatives that may impact comparability among periods. Specifically, we:

•	Licensed our wholesale apparel business in the U.S. and Canada. On December 17, 2004, we entered into the largest licensing agreement in our history, whereby we licensed our U.S. women’s apparel business to Jacques Moret, effective January 1, 2005. Effective January 1, 2006, we expanded our relationship with Jacques Moret by licensing our U.S. men’s apparel business. We believe that our decision to license our U.S. apparel businesses reduced our operating risk, increased our profitability and enhanced the Everlast apparel presence as a result of Jacques Moret’s ability to source product more competitively and their expertise in various channels of distribution. We estimate that the discontinuance of the components and their replacement with the license arrangement would have improved our net income available to common stock stockholders by approximately $1.4 million in 2005, had the transition been completed at the beginning of the year, after giving effect to income taxes and dividends associated with our preferred stock. We estimate that the discontinuance of the men’s and women’s apparel components and their replacement with the license arrangements, would have improved our net income available to common stock stockholders by approximately $1.4 million in 2004, had the transaction been completed at the beginning of the year, after giving effect to income taxes and dividends associated with our preferred stock. Accordingly, we reported our results of operations on a GAAP basis, including the application of FASB No. 144, “Accounting for the Disposal of Long-Lived Assets,” which requires us to report the results of operations of our men’s and women’s apparel businesses as discontinued components for all current and prior periods presented.

Our U.S. women’s apparel license with Jacques Moret terminates on December 31, 2009 and, subject to certain conditions, may be renewed for two additional five-year terms for a minimum of $13.5 million in guarantees per term. In addition, subject to certain conditions, Jacques Moret has the option as of December 31, 2009 to convert the license agreement to a fully paid 99-year exclusive license for $24.0 million. None of our other licensing agreements contain a similar long-term license provision.

•	Rationalized our U.S. manufacturing and distribution. In the second half of 2003, we closed our Bronx, New York manufacturing facility as a result of significant lease escalation costs expected in April 2004 and our inability to reach practical capacity at both the Bronx, New York and Moberly, Missouri facilities. During the fourth quarter of 2003, we recorded charges aggregating $2.1 million, before taxes, related to this relocation and consolidation, approximately $1.2 million of which were non-cash.

In the fourth quarter of 2004, we were notified by the former union representing employees of the Bronx, New York facility that a potential minimum withdrawal pension liability existed on these former employees that were covered under a defined benefit multi-employer pension plan. In the second quarter 2005, we and the union agreed on a settlement for $273,000 for this minimum withdrawal liability resulting in a charge for 2005. Through December 31, 2006, we paid $130,000 towards this settlement and are required to pay quarterly installments of $12,000 through July 2009.

•	Implemented capital structure initiatives. In February 2006, we recorded a $2.0 million tax-free gain from the early redemption of our preferred stock in the aggregate principal amount of $20.0 million and the prepayment of our outstanding $6.0 million in notes payable to one of the holders of the preferred stock by entering into a term facility with Wells Fargo. Using the proceeds from the term facility, we redeemed all our outstanding preferred stock, prepaid all of our outstanding notes payable associated with the preferred stock, and eliminated all rights and privileges of holders of the preferred stock, for an aggregate amount of $22.7 million. The remaining $2.3 million available under the term facility was used to pay financing and professional costs associated with the term facility.

Results of Operations

Net revenues.  Net revenues include net sales from the sale of sporting goods equipment and net license revenues. Net sales from the sale of sporting goods equipment are recorded net of estimated sales discounts and returns based upon specific customer agreements and historical trends. All sales are final upon shipment. Net license revenues represent royalties paid by licensees in return for exclusive rights to market products bearing Everlast trademarks. A significant portion of our net license revenue is generated by guaranteed minimum royalties. One licensee, Jacques Moret, accounted for approximately 23.9% of our gross license revenues, with no other licensee representing greater than 10.0% of gross license revenues for 2006.

Cost of goods sold.  Our cost of goods sold represents our costs to manufacture products in our own facilities, including raw materials costs and all overhead expenses related to production, as well as the cost to purchase finished products from our third party manufacturers. Cost of goods sold also includes the cost to transport these products to our distribution centers. Cost of goods sold is recognized at the time products are shipped to the customer and title transfers.

Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of selling, marketing, wages and related payroll and employee benefit costs, non-cash equity issuance costs, which includes stock-based compensation and warrant issue costs, travel and insurance expenses, depreciation, amortization, professional fees, facility expenses, bank charges, and warehouse and outbound freight expenses.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenues.  Net revenues increased 20.0% to $51.9 million for 2006 compared to $43.3 million for 2005. Net sales from sporting goods equipment for 2006 increased 26.7% to a record $39.6 million compared to $31.3 million for 2005. Growth was driven by a combination of the introduction of new products and new distribution, as well as continued increases in the appeal of the Everlast brand. Net license revenues for 2006 increased to $12.3 million compared to $12.0 million for 2005. Net license revenues increased despite the $1.7 million impact from our decision not to renew our previous footwear license ($1.3 million in revenues) and the increase in license commissions ($400,000) resulting from the litigation settlement that required us to pay commissions to a former agent during 2006. On a comparable basis, net license revenues increased 17.2% year over year. Our license revenues grew as a result of the emergence of several new licensees, including those in the U.K. and South Korea, new market penetration from historically strong licensees in Italy, Brazil and Chile, as well as the addition of Jacques Moret as our men’s apparel licensee. The average gross license revenue per licensee for 2006 and 2005 was $150,000 and $140,000, respectively. There were 88 existing licensing arrangements as of December 31, 2006 as compared to 87 at December 31, 2005.

Gross profit.  Gross profit increased 19.3% to $22.0 million for 2006 compared to $18.4 million for 2005. While the overall gross margin percentage in 2006 was flat to 2005 due to a higher mix of comparatively lower-margined sporting goods sales as compared to the highly profitable license revenues, gross margin in our wholesale sporting goods business did improve approximately 400 basis points as compared to the 2005 level. The improvement in gross margin resulted from higher margins on new products, logistical and operational efficiencies and sourcing improvements. We expect additional margin improvement in 2007 due to the full year effect of the operational, logistical and sourcing initiatives we put in place in the middle of 2006.

Selling, general and administrative expenses.  Selling and shipping expenses increased to $7.0 million (13.5% of net revenues) for 2006 compared to $5.2 million (12.0% of net revenues) for 2005. The increase in dollars and as a percentage of net revenues was primarily a result of increased marketing and fixed advertising associated with our increased revenues and royalty related costs associated with additional new products introduced in 2006. General and administrative expenses decreased to $6.2 million for 2006 compared to $6.7 million for 2005. The decrease was a result of reduced corporate overhead indirectly related to our discontinued components and lower legal fees associated with litigation which occurred in the prior year. During 2005, we incurred a restructuring charge of $287,000 for a minimum withdrawal pension liability settlement with the former union representing employees of the Bronx, New York facility that was closed in December 2003.

During 2006, we incurred stock-based compensation expense of approximately $450,000, net of tax benefits. In addition, during 2006, we incurred a non-cash charge in connection with the issuance of warrants to purchase 120,000 shares of our common stock to Contender Partners, aggregating $200,000. During 2005, we incurred a non-cash charge of $182,000, net of tax benefits, in connection with the issuance of warrants to purchase 149,000 shares of our common stock to Contender Partners. The warrants were valued using the Black-Scholes option pricing model and were issued in exchange for product placement of men’s apparel and sporting goods appearing on season one and season two of The Contender television series that aired in 2005 and 2006.

Effective January 1, 2006, we changed our estimate of the useful life for the accounting of the amortization of certain intangible assets and determined that our trademarks have an indefinite useful life. As a result, we no longer amortize this trademark asset. For the periods presented prior to January 1, 2006, we amortized this intangible asset for $913,000 per year, based on a 30-year life.

Operating income from continuing operations.  Operating income from continuing operations increased 54.7% to $8.1 million (15.6% of net revenues) for 2006 compared to $5.2 million (12.1% of net revenues) for 2005. The increase in operating income from continuing operations and operating margin for 2006 was primarily the result of higher net revenues and improved gross margins, as well as a 380 basis point improvement in our expense margin, as explained above.

Interest expense and financing costs.  Interest expense and finance costs, net of interest income, increased to $3.3 million for 2006 compared to $2.2 million for 2005. The increase was due to higher borrowing costs associated with our new term facility as compared to our 2005 indebtedness which consisted of interest on notes payable.

Other expense (income).  In February 2006, we recorded a $2.0 million tax-free gain from the early redemption of our preferred stock in the aggregate principal amount of $20.0 million and the prepayment of our outstanding $6.0 million in notes payable to one of the holders of the preferred stock by entering into a term facility.

During 2005, we announced the passing of our president and chief executive officer. We were a co-beneficiary of a life insurance policy upon his life and were obligated to accelerate certain deferred compensation to him. The net effect of these events was the recognition of a $653,000 gain recorded in 2005. In 2005, we also recorded a $692,000 charge as the result of an arbitration award based on back commissions and interest claimed by our former licensing representative made in the fourth quarter of 2005 and paid in February 2006.

Income before provision for income taxes from continuing operations.  Income before income taxes from continuing operations increased to $6.8 million for 2006 compared to $3.0 million for 2005. The increase was primarily a result of higher operating income along with the tax free gain from the early extinguishment of our debt instruments, as explained above.

Provision for income taxes.  We recognized a tax provision of $2.1 million for 2006 compared to $1.1 million for 2005. Our tax rate this year was favorably impacted to a large extent by the gain on the extinguishment of our preferred stock. We expect our tax rate to be approximately 40.0% in 2007.

Net income (loss).  Net income from continuing operations increased to $4.7 million for 2006 compared to $1.8 million for 2005. During 2005, we incurred a loss, net of tax, from discontinued components of $2.8 million. We did not incur any costs associated with our discontinued components in 2006. Our net loss for 2005 from continuing and discontinued operations was $948,000.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenues.  Net revenues increased 29.1% to $43.3 million for 2005 compared to $33.5 million for 2004. Net sales of sporting goods equipment increased 28.0% to $31.3 million for 2005 compared to $24.4 million for 2004. Net license revenues increased 32.3% to $12.0 million for 2005 compared to $9.1 million for 2004. The increase in net license revenues was the result of the addition of the Jacques Moret women’s apparel license, which accounted for $2.5 million of this increase. The average revenue for our gross license revenue stream in existence for 2004 and 2005 was approximately $140,000. There were 87 existing licensing arrangements as of December 31, 2005, as compared to 66 at December 31, 2004.

Gross profit.  Gross profit increased 23.4% to $18.4 million for 2005 compared to $14.9 million for 2004. Gross margin decreased 200 basis points to 42.6% in 2005 from 44.6% in 2004. The increase in gross profit was due to the aforementioned increase in net revenues. The decrease in gross profit margin was due to higher commodity costs primarily due to fuel surcharges, and a change in sales mix, especially during the first half of 2005.

Selling, general and administrative expenses.  Selling and shipping expenses decreased to $5.2 million (12.0% of net revenues) for 2005 compared to $6.3 million (18.7% of net revenues) for 2004. The decrease in dollars and as a percentage of net revenues was primarily the result of decreased marketing and selling programs, reduced outbound freight and logistics costs and other fixed selling costs, including personnel. In addition, during 2005, we incurred a non-cash charge in connection with the issuance of warrants to purchase 149,000 shares of our common stock to Contender Partners, aggregating $182,000, net of tax benefits. The warrants were valued using the Black-Scholes option pricing model and were issued in exchange for product placement of men’s apparel and sporting goods appearing on The Contender television series, which initially aired in March 2005. General and administrative expenses remained at $6.7 million for both 2005 and 2004. During 2005, we incurred a restructuring charge of $287,000 for a minimum withdrawal pension liability settlement with the former union representing employees of the Bronx, New York manufacturing facility which was closed in December 2003. Amortization expense was $913,000 for both 2005 and 2004.

Operating income from continuing operations.  Operating income from continuing operations increased to $5.2 million for 2005 from $1.1 million for 2004. The increase in operating income from continuing operations for 2005 was primarily the result of higher gross profit dollars and a decrease in selling, general and administrative expenses, as described above.

Interest expense and financing cost.  Interest expense and finance costs, net of interest income, increased to $2.2 million for 2005 compared to $1.1 million for 2004. The increase was due to higher borrowing costs associated with our 2005 average outstanding factor balance as compared to 2004, and borrowings associated with our $4.0 million in notes payable and amortization of deferred finance costs associated with the refinancing of our preferred stock completed in January 2004. During 2005 and 2004, we did not incur any interest expense associated with our preferred stock due to our net losses for those years.

Other expense (income).  During 2005, we announced the passing of our president and chief executive officer. We were a co-beneficiary of a life insurance policy upon his life and were obligated to accelerate certain deferred compensation to him. The net effect of these events was the recognition of a $653,000 gain recorded in 2005. In 2005, we also recorded a $692,000 charge as the result of an arbitration award based on back commissions and interest claimed by our former licensing representative of our company made in our fourth quarter of 2005 and paid in February 2006.

Income (loss) before provision for income taxes from continuing operations.  Income before income taxes from continuing operations for 2005 was $3.0 million, as compared to a $7,000 pre-tax loss from continuing operations for 2004. The increase in pre-tax income from continuing operations was the result of higher operating profits offset by higher interest costs, as explained above.

Provision for income taxes.  We recognized a tax provision from our continuing operations of $1.1 million (38.5% of pre-tax profit from continuing operations) for 2005 as compared to a tax provision of $47,000 for 2004.

Net income (loss).  Net income from continuing operations increased to $1.8 million for 2005 compared to a net loss of $54,000 for 2004. Loss, net of tax, from discontinued components was $2.8 million for 2005 compared to a loss from our discontinued component, net of tax of $973,000 for 2004. Accordingly, our net loss was $948,000 for 2005 compared to a net loss of $1.0 million for 2004.

Off-Balance Sheet Arrangements

Our primary off-balance sheet arrangements consist of operating leases. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value.

Liquidity and Capital Resources

We finance our operations and growth primarily with cash flows generated from operations and from the asset-based availability to borrow from our $17.0 million demand line of credit through our factoring agreement.

Net cash provided by operating activities for 2006 was $3.5 million as compared to $6.7 million for 2005. The decrease was due to the higher operating cash flows generated by working capital items within the 2005 period from the discontinuation of our apparel businesses at the beginning of 2005. However, this decrease in working capital cash conversions was offset by our comparatively higher 2006 net income before the $2.0 million gain on the extinguishment of our preferred stock. Operating cash flows in both 2006 and 2005 were used to repay the short-term borrowings from our factoring agreement. Net cash used for investing activities for both 2006 and 2005 was $580,000 and $572,000, respectively, as our operations and business model are not capital intensive.

Cash used in financing activities was $2.8 million during 2006 as compared to cash used in financing activities of $6.7 million during 2005. In February 2006, we recorded a $2.0 million gain from the early redemption of our preferred stock in the aggregate principal amount of $20.0 million and the prepayment of our outstanding $6.0 million in notes payable to one of the holders of the preferred stock by entering into a term facility with Wells Fargo. Using the proceeds from the term facility, we redeemed all our outstanding preferred stock, prepaid all of our outstanding notes payable associated with the preferred stock, and eliminated all rights and privileges of holders of the preferred stock, for an aggregate amount of $22.7 million. The remaining $2.3 million available under the term facility was used to pay financing and professional costs associated with the term facility. The term facility requires quarterly principal installments of $635,000, commencing April 30, 2006, with a balloon payment of up to $15.5 million due December 31, 2009, along with monthly interest on the related outstanding principal at prime plus 1.0% (9.25% at December 31, 2006.) The term facility provides for customary covenants including a minimum fixed-charge financial covenant ratio and excess cash-flow recapture. The term facility is secured by all of our assets. In addition, we amended our $17.0 million demand line of credit with our factoring agreement. While our repayments of borrowings to our factoring agreement were $3.9 and $3.8 million for 2006 and 2005, respectively, we additionally started to repay the term facility and our other debt instruments aggregating $2.1 million, offset by proceeds from exercises of stock options of $3.0 million received during 2006.

Effective February 2006, we have a $17.0 million advance limit pursuant to a factoring agreement with Wells Fargo that is used for the assignment and funding of certain of our accounts receivable and to fund inventory working capital needs. The amount due under our factoring agreement as of December 31, 2006, aggregating $9.1 million, represents advances received in excess of net cash receipts received from the assignment of these receivables, which serves as collateral. The borrowings are also collateralized by our inventory, as defined. Interest is charged at 1.0% above prime on advances. At December 31, 2006, we had availability under this facility of up to $8.0 million. Prior to February 1, 2006, our borrowings under our factoring agreement were derived from certain of our accounts receivable that were assigned without recourse to Wells Fargo.

At December 31, 2006, cash and cash equivalents was $216,000 as compared to $58,000 at December 31, 2005. Working capital was $2.9 million at December 31, 2006 as compared to $293,000 at December 31, 2005, primarily as a result of the cash infusion resulting from the exercise of stock options.

We anticipate that we will generate and maintain sufficient cash and cash equivalent balances, along with an asset-based availability under our $17.0 million demand line of credit from our factoring agreement to fund our contractual obligations and working capital needs, although no assurance to that effect can be given. Positive cash flow, if it occurs, will create working capital to fund our anticipated growth over the next 12 months and our contractual obligations related to our debt instruments scheduled maturities. If a positive cash flow does not occur, there will be a decrease in cash and cash equivalent balances or borrowings pursuant to our factoring agreement or with other lenders will increase.

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)

Senior term facility	$23,095	$3,934	$19,161	$—	$—
Long-term debt obligations	2,419	2,419	—	—	—
Capital lease obligations	19	19	—	—	—
Operating leases	782	408	374	—	—

Total contractual cash obligations	$26,315	$6,780	$19,535	$—	$—

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies, however it is likely that materially different amounts would be reported under different conditions or using different assumptions that we have consistently applied. We believe our critical accounting policies are as follows, including our methodology for estimates made and assumptions used.

Revenue Recognition Policy.   Sporting goods equipment sales revenues are recognized upon shipment of inventory to the customers, at which point title passes, at a sales price that is fixed and determinable and collectibility is reasonably assured. License revenues from royalty agreements are recognized when earned by applying contractual royalty rates to quarterly point of sale data, among other criteria, received from our licensees. Our royalty recognition policy provides for recognition of royalties in the quarter earned, although a large portion of these royalty payments are actually received during the month following the end of a quarter. Revenues are not recognized unless collectibility is reasonably assured.

Trade Receivables.  We perform ongoing credit evaluations on existing and new customers daily. We apply reserves for delinquent or uncollectible trade receivables based on specific identification methodology and also apply a general reserve based on our trade receivable aging categories. Credit losses have been within our estimates over the last few years.

Deferred Taxes.  Deferred taxes are determined, based on the differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carry forward, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In accordance with Financial Accounting Standards Board No. 109, “Accounting for Income Taxes,” we do not accrue income taxes on the deferred earnings of a subsidiary which is a domestic international sales corporation, or DISC, since the deferral is deemed to be permanent in duration. If circumstances change and it becomes apparent that some or all of the deferred earnings of the DISC will be included in taxable income in the foreseeable future, then taxes will be accrued.

Inventory.  Our inventory is valued at the lower of cost or market. Cost is derived principally on standard cost methodology, where we utilize a first-in-first-out method. We provide for allowances on finished goods and specifically identify and reserve for slow moving or obsolete raw materials and packaging.

Valuation of Goodwill, Long-Lived Assets and Intangible Assets.  We periodically evaluate goodwill, long-lived assets and intangible assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions and legal factors. Future events could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets and intangible assets is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with FASB No. 5, “Accounting for Contingencies,” and record accruals when the outcome of these matters is deemed probable and the liability can be reasonably estimated. We make these assessments based on the facts and circumstances and in some instances based, in part, on the advice of outside legal counsel.

Impact of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company must disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. If taxes included in gross revenues are significant, a company must disclose the amount of the taxes for each period for which an income statement is presented. The issue became effective for us beginning January 1, 2007. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. Based on our current evaluation of this issue, we do not expect the adoption of EITF No. 06-3 to have a significant impact on our consolidated results of operations or financial position.

In February 2006, the FASB issued FASB No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements Nos. 133 and 140.” FASB No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis at the holders’ election. FASB No. 155 also clarifies and amends certain other provisions of FASB No. 133 and FASB No. 140. FASB No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of FASB No. 155 will have a material impact on our consolidated financial condition or results of operations.

On January 1, 2006, we adopted FASB No. 123(R), “Accounting for Stock-Based Compensation,” in accordance with the modified-prospective transition method prescribed in FASB No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Prior to January 1, 2006, we accounted for our stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB 25, when the exercise price of our employee stock options was at least equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. FASB No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with FASB No. 123(R), on a quarterly basis in addition to the annual disclosure for all periods presented prior to January 1, 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk.  From time to time, we invest our excess cash in interest-bearing temporary investments of high-quality issuers. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in our consolidated balance sheet and we believe that these investments do not represent a material interest rate risk. Our long-term debt obligations consist of our $25.0 million senior term facility that was closed in February 2006, our mortgage loan on our Moberly, Missouri facility and our equipment finance obligations. Based on our average outstanding debt instruments in 2006 subject to variable interest rates under our $17.0 million line of credit, a 50 basis point change in the base rate would result in approximately a $100,000 change in interest expense.

Foreign Currency Exchange Risk.  We conduct business in Canada and our licensed products are sold in various parts of the world. Revenues from our licensees and sales from our Canadian and other international customers are denominated in U.S. dollars and do not expose us to risks due to exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Please see page F-2 through F-28.

Item 9.	Changes in and Disagreements with Accountants on Accounting

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer have reviewed our disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information concerning our executive officers, the members of our board of directors and other significant employees.

Name	Age	Position(s)

Seth A. Horowitz	30	Chairman, Chief Executive Officer and President
Gary J. Dailey	39	Chief Financial Officer
Gerard J. deLisser	48	Chief Merchandising Officer
Angelo V. Giusti	56	Senior Vice President of Sales and Secretary
Thomas K. Higgerson	58	Senior Vice President of Manufacturing and Distribution
Mark Ackereizen	62	Director
James K. Anderson	70	Director
Theodore A. Atlas	50	Director
Edward R. Epstein	67	Director
Larry A. Kring	66	Director
James J. McGuire, Jr.	71	Director
Jeffrey M. Schwartz	47	Director

Seth A. Horowitz has served as our chairman of our board of directors, president and chief executive officer since November 2005 and as director since July 2005. Mr. Horowitz also served as chief operating officer from July 2005 until November 2005. Mr. Horowitz joined Everlast in 1998, as director of research and marketing. Upon the signing of the men’s Everlast license, in 1999, Mr. Horowitz was named director of our men’s division. After the completion of the merger forming our company in October 2000, Mr. Horowitz was named executive vice president, Everlast Worldwide, until July 2005.

Gary J. Dailey has served as our chief financial officer since July 2004. From July 2003 to June 2004, he was vice president of finance. From January 1999 through January 2003, Mr. Dailey was vice president, finance, of The Hain Celestial Group, Inc., a publicly held natural and organic food manufacturer and distributor. Prior to that, Mr. Dailey was an assurance and advisory senior manager with Ernst & Young LLP from September 1988 through December 1998, serving small and middle market companies in the manufacturing, wholesale and retail industries.

Gerard J. deLisser has served as our chief merchandising officer since November 2006. From 2005 until November 2006, Mr. deLisser was the chief executive officer of Hartstrings LLC, a childrenswear brand with 30 retail stores and a wholesale business. From 2001 until 2005, Mr. deLisser served as general manager, vice president sales at American Essentials, a manufacturer and distributor of national brands, designer brands and private label socks, loungewear, spa and sports wear. Additionally, Mr. deLisser’s 26-year career with premier apparel brands included executive roles in sales, marketing and merchandising with Tommy Hilfiger, Timberland, Bugle Boy and Gant.

Angelo V. Giusti has served as our secretary and senior vice president of sales since 2000. From June 1997 to October 2000, he served as our vice president of operations. Mr. Giusti also served as a director of our company from January 1997 to October 2000. From 1984 until June 1997, Mr. Giusti was president of Universal Business Forms, a printing company in New York City.

Thomas K. Higgerson has been our senior vice president of manufacturing and distribution since September 2006. Prior to joining our company, Mr. Higgerson, was vice president of operations with international gift company, Russ Berrie from January 2000 to May 2006. Prior to Russ Berrie, Mr. Higgerson was the executive vice president of a privately held third party logistics organization for 13 years that provided “big ticket” distribution and system services for major department and specialty stores nationwide.

Mark Ackereizen has served as a member of our board of directors since April 2004. Mr. Ackereizen is a practicing accountant. From August 2003 until December 2004, Mr. Ackereizen was a partner in the certified public accounting firm of Levine, Neider & Wohl LLP. Prior to this, Mr. Ackereizen was a partner in the accounting firm of Gettry, Marcus, Stern and Lehre from October 1999 to July 2003. Mr. Ackereizen has practiced in the field of accounting, finance and taxation for 38 years.

James K. Anderson has served as a member of our board of directors since August 1992 and was chairman of the board of directors from January 1994 through December 1995. Since January 1996, he has served as the vice-chairman of the board of directors. Since July 1987, he has been a management consultant in restructuring businesses. Additionally, Mr. Anderson is a director and the chief executive officer of Adaptis Inc., a business and technology outsourcing company serving the health care industry. From 1981 to 1987, he served as the president of Pacific First Financial Corp. and Pacific First Federal Savings Bank. From 1984 to 1987, he also served as the chairman of the board and chief executive officer of each of these companies.

Theodore “Teddy” A. Atlas has served as a member of our board of directors since April 2004. Mr. Atlas has been associated with boxing and the boxing industry for well over 30 years as a fighter,

trainer and television color commentator. Mr. Atlas has trained championship fighters for Cus D’Amato, members of the 1980 Swedish Olympic Team, Mike Tyson, Barry McGuigan, Donnie LaLonde and Simon Brown. Mr. Atlas has provided color commentary for fight shows on ESPN 2 “Friday Night Fights.” In addition, Mr. Atlas did television analysis for the 2000 and 2004 Olympic Games boxing events.

Edward R. Epstein has served as a member of our board of directors since January 1996 and has served as our outside general counsel for over ten years. Mr. Epstein is an experienced litigator and has represented clients in all aspects of the garment industry for more than 30 years.

Larry A. Kring has served as a member of our board of directors since January 1993. Since August 1993, Mr. Kring has been a group vice president of Esterline Technologies, a diversified instrumentation, equipment and component manufacturing company listed on the New York Stock Exchange, where he is responsible for, among other things, management and financial reporting for his group. From July 1978 to July 1993, Mr. Kring was the president and chief executive officer of Heath Tecna Aerospace Company, a manufacturer of aircraft interior and aerospace components and a division of Ciba-Geigy Corporation.

James J. McGuire, Jr. has served as a member of our board of directors since April 2004. Mr. McGuire is a practicing attorney with expertise in municipal and government law and criminal law and has worked in various law firms in New Jersey since 1975, working as a sole practitioner since 2001. In addition, Mr. McGuire served as Judge of the Municipal Court of the Borough of Shrewsbury, New Jersey from 1987 to 1991. Mr. McGuire is a retired Lieutenant Colonel in the U.S. Army.

Jeffrey M. Schwartz has served as a member of our board of directors since April 2004. Mr. Schwartz is a practicing attorney who has operated his own firm since 1990. Prior to 1990, he was a partner in the law firm of Bernstein and Schwartz from 1986 to 1990 and an associate in the law firm of Reiter, Sabellico and Blutman from 1984 to 1986.

Director Independence

Annually, as well as in connection with the election or appointment of a new director to the board of directors, our board of directors considers the business and charitable relationships between us and each non-employee director to determine compliance with the National Association of Securities Dealers, or NASD, listing standards for independent directors. The review included an examination of our relationship with Mr. Epstein described below in “Certain Relationships and Related Transactions” and our relationship with Mr. Atlas discussed in footnote 3 to the Compensation of Directors table below. Based on that review, the board has determined that Messrs. Anderson, Kring, Atlas, McGuire, Schwartz and Ackereizen are independent under Rule 4200 of the NASD listing standards. Our audit committee consists of Messrs. Kring, Anderson and Schwartz, who satisfy the requirements for audit committee independence imposed by Rule 4350(d) of the NASD listing standards.

Committees of the Board of Directors

The board of directors established three standing committees to assist it in carrying out its responsibilities. These committees are the corporate governance and nominating committee, the compensation committee and the audit committee.

Corporate Governance and Nominating Committee.  The corporate governance and nominating committee was formed in April 2004 through a board resolution. Although the corporate governance and nominating committee does not have a charter, its purpose is to identify individuals qualified to serve on the board of directors, recommend to the board of directors persons to be nominated for election as directors at the annual meeting of the stockholders or to be appointed by the board of directors to fill existing or newly created vacancies on the board of directors, identify and recommend members of the board of directors to serve on each board committee and to serve as chairman, and develop and recommend to the board of directors corporate governance guidelines. In evaluating and determining whether to nominate a candidate for a position on the board of directors, the corporate governance and nominating committee considers candidates who possess high professional ethics and values, relevant management and industry experience and a commitment to enhancing stockholder value. The corporate governance and nominating committee regularly assesses the size of the board of directors, whether any vacancies are expected due to new corporate governance requirements, retirements or otherwise and the need for particular expertise on the board of directors. Candidates may come to the attention of the corporate governance and nominating committee from current members of the board of directors, stockholders, officers or other persons. The corporate governance and nominating committee reviews all candidates in the same manner regardless of the source of the recommendation.

The corporate governance and nominating committee is currently comprised of James K. Anderson (chair), Larry A. Kring and James J. McGuire, Jr. Messrs. Kring, Anderson and McGuire are independent directors, as defined in Rule 4200 of the NASD listing standards.

Compensation Committee.  The compensation committee determines the cash and other incentive compensation, if any, to be paid. The compensation committee approves all salary, bonus and long-term incentive awards for our chief executive officer and provides the chief executive officer guidelines to determine compensation for our other executive officers and key management personnel. The compensation committee administers and grants awards to executive officers under our equity compensation plans. James K. Anderson (chair), Larry A. Kring and James J. McGuire, Jr. serve as members of the compensation committee. All three members of the compensation committee are non-employee directors of our company, as defined under Rule 16b-3 of the Securities Exchange Act of 1934 and independent directors, as defined in Rule 4200 of the NASD listing standards. The compensation committee does not have a charter.

Audit Committee.  The audit committee reviews our financial statements. It then makes recommendations to the board of directors concerning the accuracy of these statements and whether or not they should be included in our annual report. It also reviews filings with the Securities and Exchange Commission containing our financial statements and reviews the qualifications of and makes recommendations to the board of directors not only concerning the selection of our independent auditors, but also the nature and scope of additional professional services to be provided by our auditors. As part of its duties, the audit committee serves as an independent and objective monitor of the performance of our financial reporting processes and systems of internal control. For 2006, the members of the audit committee were Larry A. Kring (chair), James K. Anderson and Jeffrey M. Schwartz, each of whom are independent directors, as defined in Rule 4200 of the NASD listing standards. The board of directors determined that Mr. Kring is an audit committee financial expert as defined by Securities and Exchange Commission regulations. The audit committee is governed by an audit committee charter available on our website (www.everlast.com), which is reviewed on an annual basis.

Code of Ethics

We adopted a code of ethics for all employees, including our board of directors, chief executive officer, president, principal financial officer, principal accounting officer and persons performing similar functions. The code creates an expectation that all employees will promptly report knowledge of any illegal or improper activity to one our officers. Failures to comply with our code of ethics, including a failure to report knowledge of illegal or improper activity, are required to be reported to Seth A. Horowitz, our chief executive officer and president.

A copy of the code can be found on our website (www.everlast.com). We intend to disclose on our website the nature of any future amendments to and waivers of the code that apply to our directors, chief executive officer, president, principal financial officer, principal accounting officer or persons performing similar functions.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the personal liability of our board members for breaches by them of their fiduciary duties. Our bylaws also require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except:

•	any breach of their duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; and

•	any transaction from which the director derived an improper personal benefit.

Such limitation of liability may not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition and in accordance with Delaware law, our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether indemnification would be permitted under Delaware law. We currently maintain liability insurance for our directors and officers.

We entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any person in any action or proceeding, including any action by or in the right of our company, arising out of the person’s services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission. Officers, directors and more than ten percent stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2006, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis except for the following reports and transactions that were inadvertently reported late: (1) Mark Ackereizen failed to timely file two reports covering three transactions; (2) James K. Anderson failed to timely file one report covering one transaction; (3) Theodore A. Atlas failed to timely file one report covering one transaction; (4) Burlingame Asset Management, LLC failed to timely file five reports covering nine transactions; (5) Gary J. Dailey failed to timely file one report covering one transaction; (6) Edward R. Epstein failed to timely file four reports covering 26 transactions; (7) Angelo V. Giusti failed to timely file three reports covering seven transactions; (8) Estate of George Q. Horowitz failed to timely file one report covering one transaction; (9) Seth A. Horowitz failed to timely file two reports covering two transactions; (10) Larry A. Kring failed to timely file two reports covering two transactions; (11) James J. McGuire Jr. failed to timely file three reports covering 13 transactions; and (12) Jeffrey M. Schwartz failed to timely file one report covering one transaction.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Objectives.  We refer to our chief executive officer, the chief financial officer and each of our other three most highly compensated executive officers as our named executive officers. For all named executive officers, compensation is intended to be performance-based. Our compensation committee believes that compensation paid to executive officers should be closely aligned with our performance on both a short-term and long-term basis to create value for stockholders, and that this compensation should assist us in attracting and retaining key executives critical to our long-term success.

In establishing compensation for executive officers, the compensation committee’s objectives are to:

•	attract and retain individuals of superior ability and managerial talent;

•	ensure officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders; and

•	enhance the officers’ incentive to increase our stock price and maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation for management in the form of direct ownership in us through stock options.

To achieve these objectives, our overall compensation program aims to pay our named executive officers competitively, consistent with our success and their contribution to that success. To accomplish this we rely on programs that provide compensation in the form of both cash and equity. Although our compensation committee had not adopted any formal guidelines for allocating total compensation between cash and equity or long-term and current compensation during the years prior to 2006, the compensation committee benchmarked to a peer group of ten comparable sporting goods equipment and licensing companies along with companies with designated revenue sizes of $300.0 million according to published data, while also considering the balance between providing short-term incentives and long-term parallel investment with stockholders to align the interests of management with stockholders.

Determination of Compensation Awards.  The compensation committee is provided with the primary authority to determine and recommend to our board of directors the compensation awards available to our executive officers, other than our chief executive officer. To aid the compensation committee in making its determination, the chief executive officer provides recommendations annually to the compensation committee regarding the compensation of all executive officers, excluding himself. Each named executive officer, in turn, participates in an annual performance review with the chief executive officer to provide input about their contributions to our business for the period being assessed.

The compensation committee determines the chief executive officer’s compensation. The performance of our chief executive officer is reviewed annually by the compensation committee.

Compensation Benchmarking and Peer Group.  We retained a compensation consultant to review our policies and procedures with respect to executive compensation. The compensation consultant conducted an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. In addition, our compensation committee has historically taken into account input from other independent members of our board of directors and publicly available data relating to the compensation practices and policies of other companies within and outside our industry. We benchmark our executive compensation closely against the median compensation (both at a total cash compensation level and long-term incentive level) paid by these peer group companies. Total direct compensation for our named executive officers is approximately 21.3% below the median compensation paid by our blended peer groups. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.

We recognize that to attract, retain and motivate key individuals, such as the named executive officers, the compensation committee may determine that it is in our best interests to negotiate total compensation packages with our executive management that may deviate from the general principle of targeting total compensation at the median level for the peer group. Actual pay for each named executive officer is determined around this structure, driven by the performance of the executive over time, as well as our annual performance.

Our compensation committee intends to retain the services of third party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

Base salary.  Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the peer group. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Performance-based compensation.  We structure our annual incentive bonus program to reward executive officers based on our performance and the individual executive’s contribution to that performance. This allows executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved. In determining the compensation awarded to each executive officer based on performance, we evaluate our and the executive’s performance in a number of areas.

The annual bonus program is paid annually in cash. The general criteria for evaluating our performance and the performance of our executive officers includes several strategic and financial indicators which the board considers to be fair drivers of stockholder value creation. While using general criteria to evaluate performance, we do rely on formulaic determination of the annual bonus for all named executive officers.

Under the annual incentive bonus program, based upon the performance criteria set forth above, the chief executive officer and chief financial officer were eligible to earn up to 55.0% and 20.0%, respectively, of each of their base salaries and then for every one percent above or below an EBIT (pretax earnings) target level, their annual incentive increases by that same percentage, in a cash bonus. The remaining named executive officers were eligible to earn up to 30% of their respective base salaries in a cash bonus. The compensation committee believes that the payment of the annual incentive bonus in cash provides incentives necessary to retain executive officers and reward them for short-term company performance.

Discretionary long-term equity incentive awards.  Our executive officers, along with a portion of our employees, are eligible to participate in our annual award of stock option grants. Commencing in 2007, annual awards of stock options generally will be granted to our named executive officers in the first quarter of the year.

Guidelines for the number of stock option awards granted to each executive officer are determined using a procedure approved by the compensation committee based upon several factors, including the executive officer’s performance and the value of the stock option at the time of grant. As a result, additional grants other than the annual award may be made following a significant change in job responsibility or in recognition of a significant achievement. In addition, in prior years, the compensation committee approved the awarding of an initial grant of stock options at the time of hire to attract talented executive officers.

Stock options granted under our stock plans generally have a three-year vesting schedule in order to provide an incentive for continued employment and generally expire ten years from the date of the grant. We granted our non-qualified stock options at the fair market value of the underlying stock on the date of grant, however, our employee stock option plan does offer the opportunity to award non-qualified stock option grants at no less than 80.0% of the fair market value on the date of grant.

Defined contribution plans.  We have a 401(k) savings/retirement plan to cover our eligible employees or eligible employees of any of our designated affiliates. The 401(k) plan permits our eligible employees to defer up to 60.0% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan. We currently have a discretionary company matching contribution policy and have never provided a discretionary contribution.

Other Elements of Compensation and Perquisites

Medical insurance.  In 2006, we, at our sole cost, provided to each named executive officer, the named executive officer’s spouse and children health, dental and optical insurance.

Life and disability insurance.  In 2006, we provided each named executive officer disability and life insurance.

Automobile and commuting allowances.  In 2006, we provided each named executive office with an automobile or commuting allowance. The automobile and commuting allowances are disclosed in the footnotes to the Summary Compensation table below.

Policies with respect to equity compensation awards.  In 2006, we granted stock options under our 2000 stock option plan consistent with the criteria listed above. We granted all equity incentive awards based on the fair market value as of the date of grant. We may also make grants of equity incentive awards at the discretion of the compensation committee or the board of directors in connection with the hiring and or promotion of new named executive officers.

New compensation policies.  We expect to review compensation policies for compensating our executive officers during the beginning of 2007 and to make any recommendations for changes prior to June 2007. We believe that our compensation policies will remain relatively consistent with historical practice and that these policies will continue to be focused on the compensation committee’s objectives listed above.

Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded, paid to, or earned by the named executive officers for all services rendered in all capacities to us for 2006:

				Non- Equity
Name and				Incentive Plan	All Other
Principal Position	Year	Salary ($)	Option Awards ($)(1)	Compensation ($)(2)	Compensation ($)		Total ($)

Seth A. Horowitz	2006	325,000	494,865	496,467	20,107	(3)	1,336,439
Chief Executive Officer
Gary J. Dailey	2006	200,000	40,265	235,518	9,384	(4)	485,167
Chief Financial Officer
Hal G. Worsham	2006	176,451	29,183	125,000	5,761	(5)	336,395
Senior Vice President, Global Licensing
Angelo V. Giusti	2006	215,000	21,198	43,000	11,760	(6)	290,958
Senior Vice President, Sales
Thomas K. Higgerson(8)	2006	65,000	5,912	13,333	2,400	(7)	86,645
Senior Vice President, Manufacturing and Distribution

(1)	Represents the expensed fair value of options determined under FASB 123(R) and therefore includes amounts from awards granted in and prior to 2006. These amounts utilize the assumptions set forth in the footnotes to the consolidated financial statements.

(2)	Represents amounts awarded to named executives under our performance based compensation program, earned in 2006 and paid in full in cash by February 2007.

(3)	Includes amounts paid by us on behalf of Mr. Horowitz for: auto lease — $11,846; car insurance — $2,500 and parking — $5,761.

(4)	Includes $9,384 paid by us on behalf of Mr. Dailey for commuting allowance.

(5)	Includes annual health insurance premium and reimbursements paid by us on behalf of Mr. Worsham in the amount of $5,761.

(6)	Includes amounts paid by us on behalf of Mr. Giusti for: commuting allowance — $6,960 and parking — $4,800.

(7)	Includes $2,400 paid by us on behalf of Mr. Higgerson for commuting allowance.

(8)	Mr. Higgerson was appointed senior vice president, manufacturing and distribution, of our company on September 6, 2006.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during 2006, to each of the named executive officers:

		All Other
		Option
		Awards:	Exercise or
		Number of	Base Price	Grant Date Fair
		Securities	of Option	Value of Stock
		Underlying	Awards	and Option
Name	Grant Date	Options (#)(1)	($/Sh)(2)	Awards ($)(3)

Seth A. Horowitz	1/9/2006	120,000	8.30	335,200
	6/16/2006	100,000	12.31	84,666
Gary J. Dailey	6/16/2006	25,000	12.31	21,166
Hal G. Worsham	6/16/2006	15,000	12.31	12,700
Angelo V. Giusti	6/16/2006	10,000	12.31	8,465
Thomas K. Higgerson	9/6/2006	12,000	14.42	5,912

(1)	Mr. Horowitz was awarded a special grant of stock options on January 9, 2006, the date of his appointment as chief executive officer. Mr. Higgerson’s stock option grant was due to his appointment as senior vice president of manufacturing and distribution in September 2006.

(2)	The closing price of our common stock on the grant date is considered the fair market value of the stock determined under the terms of our 2000 stock option plan.

(3)	Represents the fair value of options on the date of grant determined under FASB 123(R), and therefore includes amounts from awards granted and prior to 2006, the amount included in the Compensation of Directors table uses assumptions set forth in the footnotes to the consolidated financial statements. Options were granted under the 2000 stock option plan and vest and become exercisable in equal annual installments over three years. The value shown relates specifically to the expense allocated in the 2006 vesting period.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements.  We entered into employment agreements with our chief executive officer, Seth A. Horowitz, and our chief financial officer, Gary J. Dailey. The employment agreements provide for a base salary and a bonus calculated as a percentage of the salary as discussed in the Compensation Discussion and Analysis section above. The actual bonus amount is determined pursuant to our annual incentive bonus program and is contingent upon the achievement of pre-established performance goals for each named executive. The employment agreements with Messrs. Horowitz and Dailey contain change in control payments. Other details of each agreement not mentioned previously are as follows:

Mr. Horowitz:

Term.  The term of Mr. Horowitz’s employment agreement is from November 28, 2005 until December 31, 2010, and will be automatically renewed for consecutive three year terms unless terminated by written notice made by either Mr. Horowitz or us at least 90 days prior to the expiration date of the original term or any renewal thereof.

Base Salary.  Mr. Horowitz’s employment agreement provides for a base salary of $325,000 per year, subject to annual adjustments, plus an annual incentive-based bonus payment.

Restrictive Covenants.  Pursuant to his employment agreement, Mr. Horowitz may not (a) during the term and for a period of one year thereafter, disclose to any person or entity, or use for personal gain, any trade secrets belonging to us, unless this information is otherwise previously publicly disclosed through no fault or conduct of Mr. Horowitz, or he is required by law to disclose the information, or the information is within the public domain; and (b) without our prior written consent, within the one year period following the termination or expiration of his employment agreement solicit any of our employees, agents, or representatives to join him as a partner, employee, agent, or representative, in any competitive enterprise.

Termination.  For cause: We may terminate Mr. Horowitz’s employment during its term only if he is convicted of a felony. Disability: If as a result of Mr. Horowitz’s incapacity due to physical or mental illness, he is absent from the full-time performance of his duties with us for six consecutive months, and within 30 days after written notice of termination is given, Mr. Horowitz has not returned to the full-time performance of his duties, we may terminate his employment.

Mr. Dailey:

Term.  Mr. Dailey’s employment agreement became effective on January 1, 2006, for an initial term of three years and will be automatically renewed for consecutive one-year terms thereafter unless terminated by written notice made by either Mr. Dailey or us at least 60 days prior to the expiration date of the original term or any renewal thereof.

Base Salary.  Mr. Dailey’s employment agreement provides for a base salary of $200,000 per year, subject to annual adjustments, plus an annual incentive-based bonus.

Restrictive Covenants.  Pursuant to his employment agreement, Mr. Dailey may not (a) during the term and for a period of one year thereafter, disclose to any person or entity, or use for personal gain, any trade secrets belonging to us, unless this information is otherwise previously publicly disclosed through no fault or conduct of Mr. Dailey, or he is required by law to disclose the information, or the information is within the public domain; and (b) without our prior written consent, within the one year period following the termination or expiration of his employment agreement solicit any of our employees, agents, or representatives to join him as a partner, employee, agent, or representative, in any competitive enterprise.

Termination.  For cause: We may terminate Mr. Dailey’s employment during the term for cause. Disability: If as a result of Mr. Dailey’s incapacity due to physical or mental illness, he is absent from the full-time performance of his duties with us for six consecutive months, and within 30 days after written notice of termination is given, Mr. Dailey has not returned to the full-time performance of his duties, we may terminate his employment.

Potential Payments Upon Termination or Change-in-Control.  Mr. Horowitz and Mr. Dailey’s employment agreements contain the following change in control provisions:

If we experience a change in control of a nature that (a) would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934; (b) we enter into an agreement, the consummation of which would result in such a change of control; (c) our stockholders approve a merger or consolidation of our company with any other corporation or business entity; or (d) our stockholders approve a plan of liquidation of our company or an agreement for the sale or disposition by us of all or substantially all of our assets, then and in that event each of Messrs. Horowitz and Dailey will be entitled to and paid the following benefits upon the subsequent termination of his employment during the term of their respective employment agreements and in addition to the compensation and benefits otherwise set forth therein:

(1) A lump sum severance payment equal to 2.99 times the sum of his current annual base salary and bonus. The payment shall be made within five days following termination;

(2) Any and all legal fees including all such fees and expenses incurred as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination) or in seeking to obtain or enforce any right or benefit provided by their respective employment agreements or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4399 of the Internal Revenue Code of 1986 to any payment or benefit provided therein; and

(3) Any deferred compensation, including but not limited to deferred bonus allocated or credited to him as of the date of termination.

Mr. Worsham’s employment agreement contains a provision that if we fail to renew his employment agreement in any one year successive term after the expiration of the initial term of his agreement, then he shall receive severance equal to his current base year salary plus the then guaranteed minimum bonus, as defined. If Mr. Worsham is dismissed, he shall receive 1.5 times his base salary and 1.0 times his guaranteed bonus.

The following table summarizes the contingent compensation amounts provided for in the employment agreements. Additionally, the table provides the estimated payments payable to each executive upon (a) a change of control with no accompanying termination and (b) termination by us without cause or termination by the employee with good reason following a change of control. These numbers are subject to change as specified in the employment agreements.

	Change in Control			Failure to Renew Agreement			Termination
	Cash	Equity		Cash			Cash
Name	Amount(1)	Acceleration(2)	Total	Amount(3)	Equity(4)	Total	Amount(5)	Equity(4)	Total

Seth A. Horowitz	$2,456,186	$3,091,000	$5,547,186	$—	$—	$—	$—	$—	$—
Gary J. Dailey	1,302,199	460,567	1,762,766	—	—	—	—	—	—
Hal G. Worsham	—	—	—	301,451	114,545	415,996	419,677	114,545	534,732

(1)	The maximum cash severance payments for Mr. Horowitz and Mr. Dailey are calculated by taking the sum of 2.99 times Mr. Horowitz’s and Mr. Dailey’s current annual base salary and bonus amounts, respectively as of December 31, 2006.

(2)	Assumes vesting of all outstanding options. Calculated as of December 31, 2006 and assuming a price per share of $17.00, the closing price of our common stock as of December 31, 2006. Represents the full acceleration of unvested stock options held by the executives.

(3)	Represents Mr. Worsham’s maximum cash severance amount, calculated pursuant to the terms of his agreement providing for one year of salary and bonus to be paid in quarterly calendar installments as set forth in his employment agreement assuming the agreement is not renewed.

(4)	Assumes the exercising of vested stock options on the date of termination and assuming a price per share of $17.00, the closing price of our common stock as of December 31, 2006.

(5)	Represents 1.5 times Mr. Worsham’s base salary for 2006 plus the bonus earned by him during 2006.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Award.  The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2006:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised Options(#)	Unexercised Options(#)	Option Exercise	Expiration
Name	Exercisable(1)	Unexercisable(1)	Price ($)	Date

Seth A. Horowitz	—	16,667	2.75	07/23/2014
	33,333	66,667	3.59	11/02/2015
	—	120,000	8.30	01/09/2016
	—	100,000	12.31	06/15/2016

Gary J. Dailey	1,667	1,667	2.85	07/01/2014
	3,333	3,333	2.75	07/23/2014
	5,000	10,000	3.59	11/02/2015
	—	25,000	12.31	06/15/2016

Hal G. Worsham	3,333	3,333	2.75	07/23/2014
	5,000	10,000	3.59	11/02/2015
	—	15,000	12.31	06/15/2016

Angelo V. Giusti	6,667	3,333	2.75	07/23/2014
	3,333	6,667	3.59	11/02/2015
	—	10,000	12.31	06/15/2016

Thomas K. Higgerson	—	12,000	14.42	09/06/2016

(1)	The following table sets forth information concerning the outstanding vested and non-vested stock options of each of the named executive officers as of December 31, 2006:

			Exercise	Expiration	Exercisable on Anniversary of Grant Date in Fiscal Year Ending December 31,
	Date Issued	Options	Price	Date	2005	2006	2007	2008	2009

Seth A. Horowitz	07/23/04	16,667	2.75	07/23/14	—	—	16,667	—	—
	11/02/05	100,000	3.59	11/02/15	—	33,333	33,333	33,334	—
	01/09/06	120,000	8.30	01/09/16	—	—	40,000	40,000	40,000
	06/16/06	100,000	12.31	06/15/16	—	—	33,333	33,333	33,333

		336,667			—	33,333	123,333	106,667	73,333

Gary J. Dailey	07/01/04	3,334	2.85	07/01/14	—	1,667	1,667	—	—
	07/23/04	6,666	2.75	07/23/14	—	3,333	3,333	—	—
	11/02/05	15,000	3.59	11/02/15	—	5,000	5,000	5,000	—
	06/16/06	25,000	12.31	06/15/16	—	—	8,333	8,333	8,334

		50,000			—	10,000	18,333	13,333	8,334

Hal G. Worsham	07/23/04	6,667	2.75	07/23/14	—	3,333	3,333	—	—
	11/02/05	15,000	3.59	11/02/15	—	5,000	5,000	5,000	—
	06/16/06	15,000	12.31	06/15/16	—	—	5,000	5,000	5,000

		36,667			—	8,333	13,333	10,000	5,000

Angelo V. Giusti	07/23/04	10,000	2.75	07/23/14	3,333	3,333	3,333	—	—
	11/02/05	10,000	3.59	11/02/15	—	3,333	3,333	3,333	—
	06/16/06	10,000	12.31	06/15/16	—	—	3,333	3,333	3,333

		30,000			3,333	6,666	9,999	6,666	3,333

Thomas K. Higgerson	09/06/06	12,000	14.42	09/06/16	—	—	4,000	4,000	4,000

		12,000			—	—	4,000	4,000	4,000

Option Exercises

The following table sets forth information concerning the exercising of stock options of each of the named executive officers in December 31, 2006:

	Option Awards
	Number of Shares Acquired	Value Received on Exercise
Name	on Exercise (#)	($)(1)

Seth A. Horowitz	33,333	459,343
Gary J. Dailey	5,000	67,550
Hal G. Worsham	3,333	49,158
Angelo V. Giusti	12,500	183,510

(1)	Value received represents the difference between the exercise price of the stock option and the market price of common stock upon exercise. Mr. Giusti’s exercise price is a weighted average of the price of options granted from years prior to 2002.

Compensation of Directors

Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors received the following aggregate amounts of compensation for 2006.

	Fees Earned or		All Other
Name	Paid in Cash ($)	Option Awards ($)(1)	Compensation ($)		Total ($)

James K. Anderson(4)	12,000	18,020	—		30,020
Larry A. Kring(5)	12,000	17,635	—		29,635
Edward R. Epstein(6)	12,000	22,245	288,000	(2)	322,245
Theodore A. Atlas(7)	12,000	15,830	42,000	(3)	69,830
James J. McGuire, Jr.(8)	12,000	11,730	—		23,730
Jeffrey M. Schwartz(9)	12,000	16,060	—		28,060
Mark Ackereizen(10)	12,000	11,500	—		23,500

(1)	Represents the fair value of options on the date of grant determined under FASB 123(R) and therefore includes amounts from awards granted in or prior to 2006. The amount included in the Compensation of Directors table uses assumptions set forth in the footnotes to the financial statements. Options were granted under the 2005 non-employee director stock option plan and vest and become exercisable in equal annual installments over three years.

(2)	Mr. Epstein was paid an aggregate of $288,000 for legal services in his capacity as our general counsel (acting as an independent contractor) to us for the year ending December 31, 2006. Mr. Epstein is entitled to receive an amount equal to 2.99 times his base compensation and bonus in the event of a change in control of our company, as defined in his retainer agreement with our company.

(3)	Mr. Atlas was paid an aggregate of $42,000 for consultation in accordance with his consulting agreement in which he advises us on boxing promotion matters and new product introduction initiatives.

The following footnotes represent each director’s vested and non-vested stock option holdings as of December 31, 2006. All non-vested shares vest ratably each year commencing January 1, 2007 and January 1, 2008.

(4)	Mr. Anderson owns 22,600 shares of common stock issuable upon exercise of vested and non-vested options including:

•	3,400 vested shares at $2.05 expiring January 2, 2008
•	3,400 vested shares at $2.35 expiring January 2, 2009
•	3,400 vested shares at $3.83 expiring January 2, 2010
•	3,400 vested shares at $3.03 expiring January 2, 2011
•	2,333 vested shares and 1,167 non-vested shares at $7.00 expiring January 2, 2012
•	1,833 vested shares and 3,667 non-vested shares at $10.31 expiring January 2, 2013

(5)	Mr. Kring owns 22,000 shares of common stock issuable upon the exercise of vested and non-vested options, including:

•	3,300 vested shares at $2.05 expiring January 2, 2008
•	3,300 vested shares at $2.35 expiring January 2, 2009
•	3,300 vested shares at $3.83 expiring January 2, 2010
•	3,300 vested shares at $3.03 expiring January 2, 2011

Footnotes continued on following page.

•	2,266 vested shares and 1,134 non-vested shares at $7.00 expiring January 2, 2012
•	1,800 vested shares and 3,600 non-vested shares at $10.31 expiring January 2, 2013

(6)	Mr. Epstein owns 19,533 shares of common stock issuable upon exercise of vested and non-vested options, including:

•	1,033 vested shares at $3.03 expiring January 2, 2011
•	2,200 vested shares and 1,100 non-vested shares at $7.00 expiring January 2, 2012
•	6,666 vested shares and 3,334 non-vested shares at $2.75 expiring July 23, 2014
•	1,733 vested shares and 3,467 non-vested shares at $10.31 expiring January 2, 2013

(7)	Mr. Atlas owns 8,000 shares of common stock issuable upon exercise of vested and non-vested options, including:

•	2,000 vested shares and 1,000 non-vested shares at $7.00 expiring January 2, 2012
•	1,666 vested shares and 3,334 non-vested shares at $10.31 expiring January 2, 2013

(8)	Mr. McGuire owns 7,100 shares of common stock issuable upon exercise of vested and non-vested options, including:

•	2,000 non-vested shares at $7.00 expiring January 2, 2012
•	1,700 vested shares and 3,400 non-vested shares at $10.31 expiring January 2, 2013

(9)	Mr. Schwartz owns 8,100 shares of common stock issuable upon exercise of vested and non-vested options, including:

•	1,000 vested shares and 2,000 non-vested shares at $7.00 expiring January 2, 2012
•	1,700 vested shares and 3,400 non-vested shares at $10.31 expiring January 2, 2013

(10)	Mr. Ackereizen owns 7,000 shares of common stock issuable upon exercise of vested and non-vested options, including:

•	2,000 non-vested shares at $7.00 expiring January 2, 2012
•	1,666 vested shares and 3,334 non-vested shares at $10.31 expiring January 2, 2013

Cash Compensation.  Effective January 1, 2006, non-employee directors compensation consists of an annual retainer of $12,000 and also reimbursement of reasonable out-of-pocket costs associated with their performance of their duties required to be a director. Effective January 1, 2007, the annual retainer increased to $15,000.

Equity Compensation.  Directors of our company who are neither officers nor employees of our company receive options to purchase shares of common stock pursuant to the our 2005 non-employee director stock option plan, amended, or the Directors’ Plan (prior to which grants were made under the 1995 non-employee director stock option plan), as part of their compensation for services as directors of our company. The Directors’ Plan provides for annual automatic grants on the first working day of the fiscal year of options to purchase 5,000 shares of common stock to each such director serving at the time of the grant. Effective January 1, 2007, the automatic grants increased to 6,000 shares of common stock. In addition, options to purchase 1,000 shares of common stock for the fiscal year 2007 were granted on January 16, 2007, the date of approval of the amendment to the Director’s Plan. The chairman of the board of directors and the chairperson of a committee of the board of directors also receive an automatic grant of options to purchase an additional 200 shares of common stock, provided he or she is not an officer nor an employee of our company. Each member of a committee of the board of directors, provided that he or she is neither an officer nor an employee of our company, also receives an automatic grant of options to purchase an additional 100 shares of common stock. The exercise price per share for all such options is the fair market value of the shares of common stock on the date of grant. The term of each option is seven years from the date of grant, and the options vest in three equal installments on the first, second and third anniversaries of the date of grant.

COMPENSATION COMMITTEE REPORT

General

The compensation committee determines the cash and other incentive compensation, if any, to be paid to our chief executive officer and provides the chief executive officer guidelines to help determine compensation for the other executive officers and key management personnel within our company. The compensation committee is also responsible for the supervision of the administration and award of stock options under our 1995 and 2005 Non-Employee Director Stock Option Plans and the 2000 Employee Incentive Stock Option Plan. James Anderson (chair), Larry Kring and James J. McGuire, Jr. serve as members of the compensation committee. All three members of the compensation committee are non-employee directors, as defined under Rule 16b-3 of the Securities Exchange Act of 1934. The compensation committee met three times during 2006. The compensation committee does not have a charter.

Compensation Philosophy

The compensation committee’s executive compensation philosophy is to base management’s pay, in part, on achievement of our annual and long-term performance goals, to provide competitive levels of compensation, to recognize individual initiative, achievement and length of service to our company, and to assist us in attracting and retaining qualified management. The compensation committee also believes that the potential for equity ownership by management is beneficial in aligning management and stockholders’ interests in the enhancement of stockholder value. We have not established a policy with regard to Section 162(m) of the Internal Revenue Code of 1986.

Committee Authority and Responsibilities

The compensation committee:

•	evaluated the performance of the chief executive officer in light of our goals and objectives and determined the chief executive officer’s compensation based on this evaluation and such other factors as the committee deemed appropriate;

•	approved all salary, bonus, and long-term incentive awards for our chief executive officer and provided the chief executive officer guidelines to help make the determination on compensation for the other executive officers and key management personnel within our company;

•	reviewed and recommended equity-based compensation plans to the full board of directors and approved all grants and awards thereunder;

•	reviewed and approved changes to our equity-based compensation plans other than those changes that require stockholder approval under the plans, the requirements of the Nasdaq Stock Market or any applicable law;

•	reviewed and recommended to the full board of directors changes to our equity-based compensation plans that require stockholder approval under the plans, the requirements of the Nasdaq Stock Market or any applicable law;

•	administered our equity-based compensation plans; and

•	approved the annual compensation committee report on executive compensation for inclusion in our annual report on Form 10-K.

To help fulfill its responsibilities the committee retained Ernst & Young (“EY”) as a compensation consultant to assist it in carrying out its responsibilities. We provided for the funding, as determined by the compensation committee, for payment of the fees and expenses of the consultant retained by the committee. The compensation committee asked EY to perform a market analysis for our five senior executive officer positions as well as provide information on annual incentive best practices. To assist us in determining appropriateness of compensation levels, EY worked closely with the compensation committee and our other representatives. This allowed EY to assess the current state of our compensation programs and to provide recommendations on potential enhancements to better meet our goals and objectives. The study elements and deliverables that the compensation committee received were achieved by EY completing the following:

1. Fact gathering;

2. Competitive market analysis study and benchmarking;

3. Review and understanding of current annual and long-term incentive practices; and

4. Development of recommendations and findings to the compensation committee.

Compensation Committee Interlocks and Insider Participation

There were no transactions between any member of the compensation committee and our company during 2006. No member of the compensation committee was an officer or employee of our company or any subsidiary during 2006.

Compensation Discussion and Analysis

The compensation committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the board of directors that the compensation discussion and analysis be included in this annual report.

COMPENSATION COMMITTEE
James Anderson, chairman
Larry Kring
James J. McGuire, Jr

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 21, 2007 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than five percent of any class of the our voting securities and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Everlast Worldwide Inc., 1350 Broadway, Suite 2300, New York, New York 10018.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number		Percentage(2)

Executive Officers and Directors
Seth A. Horowitz	859,207	(3)	20.8%
James K. Anderson	113,322	(4)	2.8%
Larry A. Kring	47,566	(5)	1.2%
Edward R. Epstein	14,633	(6)	*
Theodore A. Atlas	3,666	(7)	*
James J. McGuire, Jr.	20,519	(8)	*
Jeffrey M. Schwartz	3,700	(9)	*
Mark Ackereizen	2,666	(10)	*
Angelo V. Giusti	13,699	(11)	*
Gary J. Dailey	10,000	(12)	*
Over 5% Beneficial Owners
The Estate of George Q. Horowitz	616,360		15.2%
c/o Seth A. Horowitz, Trustee 1350 Broadway, Suite 2300 New York, New York 10018
The Estate of Ben Nadorf	455,700		11.2%
6650 Audubon Trace West, West Palm Beach, Florida 33412-3301
Burlingame Equity Investors, LP	580,524	(13)	14.3%
Burlingame Equity Investors II, LP
Burlington Asset Management, LLC
Blair E. Sanford
One Sansome St., Suite 2900,
San Francisco, CA 94104
Burlingame Equity Investors
(Offshore) Ltd
c/o Appleby Corporate Services (Cayman) Limited,
Clifton House, 75 Fort St., PO Box 350 GT, George Town,
Grand Cayman, Cayman Islands

All directors and executive officers as a group (10 persons)	1,088,978	(14)	26.4%

*	Less than one percent.

(1)	Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of securities with respect to which the person has or shares: (a) voting power, which includes the power to vote or direct the vote of the security, or (b) investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned.

(2)	As of March 21, 2007, there were 4,066,525 shares of our common stock outstanding.

(3)	Consists of (a) 169,514 shares of common stock, and (b) 616,360 shares of common stock beneficially held by Seth A. Horowitz, as trustee of The Estate of George Q. Horowitz and (c) 73,333 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	33,333 shares at $3.59 expiring November 2, 2015
•	40,000 shares at $8.30 expiring January 9, 2016

(4)	Consists of (a) 95,556 shares of common stock of which Mr. Anderson owns 39,300 shares of common stock with his wife, as joint tenants, and (b) 17,766 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	3,400 shares at $2.05 expiring January 2, 2008
•	3,400 shares at $2.35 expiring January 2, 2009
•	3,400 shares at $3.83 expiring January 2, 2010
•	3,400 shares at $3.03 expiring January 2, 2011
•	2,333 shares at $7.00 expiring January 2, 2012
•	1,833 shares at $10.31 expiring January 2, 2013

(5)	Consists of (a) 30,300 shares of common stock and (b) 17,266 shares of common stock issuable upon the exercise of options currently exercisable or within 60 days, including:

•	3,300 shares at $2.05 expiring January 2, 2008
•	3,300 shares at $2.35 expiring January 2, 2009
•	3,300 shares at $3.83 expiring January 2, 2010
•	3,300 shares at $3.03 expiring January 2, 2011
•	2,266 shares at $7.00 expiring January 2, 2012
•	1,800 shares at $10.31 expiring January 2, 2013

(6)	Consists of 3,000 shares of common stock and 11,633 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days, including:

•	1,033 shares at $3.03 expiring January 2, 2011
•	2,200 shares at $7.00 expiring January 2, 2012
•	6,667 shares at $2.75 expiring July 23, 2014
•	1,733 shares at $10.31 expiring January 2, 2013

(7)	Consists of 3,666 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	2,000 shares at $7.00 expiring January 2, 2012
•	1,666 shares at $10.31 expiring January 2, 2013

(8)	Consists of (a) 17,819 of common stock held jointly by Mr. McGuire and his wife and (b) 2,700 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	1,000 shares at $7.00 expiring January 2, 2012
•	1,700 shares at $10.31 expiring January 2, 2013

(9)	Consists of 3,700 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	2,000 shares at $7.00 expiring January 2, 2012
•	1,700 shares at $10.31 expiring January 2, 2013

(10)	Consists of 2,666 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	1,000 shares at $7.00 expiring January 2, 2012
•	1,666 shares at $10.31 expiring January 2, 2013

(11)	Consists of 3,700 shares of common stock and 9,999 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	6,666 shares at $2.75 expiring July 23, 2014
•	3,333 shares at $3.59 expiring November 2, 2015

(12)	Consists of 10,000 shares of common stock issuable upon exercise of options exercisable currently or within 60 days, including:

•	1,667 shares at $2.85 expiring July 1, 2014
•	3,333 shares at $2.75 expiring July 23, 2014
•	5,000 shares at $3.59 expiring November 2, 2015

(13)	Based on a Schedule 13G jointly filed with the Securities and Exchange Commission on February 14, 2007 by Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, Burlingame Equity Investors (Offshore) Ltd., Burlingame Asset Management, LLC and Blair E. Sanford.

(14)	Includes all options included in footnotes (3) through (12) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Set forth below are transactions between us and our executive officers, directors and principal stockholders from January 1, 2003 to the present in which the amount involved exceeded or will exceed $120,000. We intend that all future transactions between us and our officers, directors, director nominees, principal stockholders and their immediate family members will be approved by a majority of our independent and disinterested directors, and will be on terms no less favorable to us than we could obtain from unaffiliated third parties.

Edward R. Epstein, a director, was paid an aggregate of $288,000, $321,000 and $278,844 for legal services for 2006, 2005 and 2004, respectively. After previously operating under a verbal retainer agreement, we entered into a written retainer agreement with Mr. Epstein dated as of July 1, 2006 which provides for a three-year term as general counsel and consultant that shall be automatically renewed for consecutive one-year terms thereafter unless terminated by written notice by either party. Pursuant to this agreement, we pay Mr. Epstein an annual retainer of $300,000 plus reimbursement of reasonable expenses. Mr. Epstein is eligible for payment of a bonus under the agreement at the discretion of our chief executive officer, as well as options and equity awards under our equity compensation plans. Mr. Epstein is entitled to receive an amount equal to 2.99 times his base compensation and bonus in the event of a change in control of our company, as defined in his retainer agreement with our company.

Item 14.	Principal Accounting Fees and Services.

The audit committee reviews and pre-approves the audit and non-audit services to be provided by our independent auditors during the year, considers the effect that performing those services might have on audit or independence and approves our engagement of our independent auditors to perform those services. The audit committee reserves the right to appoint a different independent accounting firm at any time during the year even if the selection of Berenson LLP is ratified by stockholders, if the audit committee believe that the change is in the best interest of our company and stockholders.

Berenson was originally engaged as our independent auditors in May 1995. Berenson has audited our financial statements from 1995 through 2006.

We paid Berenson total fees of $200,000 and $222,000 comprised of:

Audit Fees

The aggregate fees billed by Berenson for professional fees rendered in connection with the audit of the our annual financial statements and the reviews of our financial statements included in our quarterly reports on Form 10-Q, including services related thereto, were $146,000 for 2006 and $159,000 for 2005.

Audit Related Fees

Audit related fees associated with security filings and accounting research amounted to $6,000 for 2006. There was $24,000 in audit related fees billed by Berenson for 2005.

Tax Fees

The aggregate fees billed by Berenson for professional services rendered for tax compliance, tax advice and tax planning were $48,000 for 2006 and $39,000 for 2005. The services comprising the fees reported as “Tax Fees” included tax return preparation, consultation regarding various tax issues, and support provided to management in connection with income and other tax audits.

All Other Fees

There were no other fees billed by Berenson for products and services, other than those described for 2006 and 2005.

The audit committee has considered whether the provision by Berenson of the services covered by the fees other than the audit fees is compatible with maintaining Berenson’s independence and has determined that it is compatible. All audit and non-audit services to be performed by our independent accountant must be approved in advance by the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) List of Financial statements

Report of Independent Auditors

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1(a)	Certificate of Incorporation, as amended		Exhibit 3. (i) of Registration Statement File No. 33-87954 (the “1995 Registration Statement”)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation		Exhibit 3.1(b) of the Annual Report on Form 10-KSB for the year ended December 31, 2000
3.2	Bylaws		Exhibit 3. (ii) of the 1995 Registration Statement
3.3	Amendment to the Bylaws		Exhibit A of Schedule 14A filed on May 3, 2006
10.1	Lease, dated as of December 1, 2003, between us and 1350 Broadway Associates		Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2003.
10.2	2000 Stock Option Plan, as amended		Appendix A of Schedule 14A filed on May 2, 2005
10.3	2005 Non-employee Director Stock Option Plan, as amended		Exhibit 99.1 of the Current Report on Form 8-K filed January 19, 2007
10.4	Term Loan		Exhibit 99.1 of the Current Report on Form 8-K filed February 7, 2006
10.5	Second Amended and Restated Security Agreement		Exhibit 99.2 of the Current Report on Form 8-K filed February 7, 2006
10.6	Amended and Restated Factoring Agreement		Exhibit 99.3 of the Current Report on Form 8-K filed February 7, 2006
10.7	Security Purchase Agreement with Benjamin Nadorf		Exhibit 99.4 of the Current Report on Form 8-K filed February 7, 2006
10.8	Security Purchase Agreement with Arlene Shechet		Exhibit 99.5 of the Current Report on Form 8-K filed February 7, 2006
10.9	Security Purchase Agreement with Arthur Shechet		Exhibit 99.6 of the Current Report on Form 8-K filed February 7, 2006
10.10	Employment Agreement, dated November 28, 2005 by and between Everlast Worldwide Inc. and Seth A. Horowitz		Exhibit 99.1 to the Current Report on Form 8-K filed January 24, 2006
10.11	Employment Agreement, dated January 1, 2006 by and between Everlast Worldwide Inc. and Gary J. Dailey		Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 4, 2006
10.12	Retainer Agreement, dated July 1, 2006 by and between Everlast Worldwide Inc. and Edward R. Epstein		Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 4, 2006
21.1	List of Subsidiaries	X
23.1	Consent of Independent Auditors	X
31.1a	Certification of Chief Executive Officer pursuant to Rule 13a14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
31.2a	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(c) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts:
Year ended December 31, 2006	$49,000	$192,000	$55,000	$186,000
Year ended December 31, 2005	10,000	39,000	—	49,000
Year ended December 31, 2004	412,000	—	402,000	10,000
Reserve for Chargebacks:
Year ended December 31, 2006	413,000	2,473,000	1,317,000	1,569,000
Year ended December 31, 2005	275,000	420,000	282,000	413,000
Year ended December 31, 2004	215,000	2,829,000	2,769,000	275,000
Restructuring Accrual:
Year ended December 31, 2006	192,000	—	48,000	144,000
Year ended December 31, 2005	—	273,000	81,000	192,000
Year ended December 31, 2004	500,000	—	500,000	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERLAST WORLDWIDE INC.

By:	/s/ Seth Horowitz
Seth Horowitz
Chairman, Chief Executive Officer and
President

EVERLAST WORLDWIDE INC.

By:	/s/ Gary J. Dailey
Gary J. Dailey
Chief Financial Officer

Dated: March 22, 2006

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 22, 2006	/s/ Seth Horowitz Seth Horowitz	(Chairman; Chief Executive Officer; President and Principal Executive Officer)

March 22, 2006	/s/ Gary J. Dailey Gary J. Dailey	(Chief Financial Officer; and Chief Accounting Officer)

March 22, 2006	/s/ James Anderson James Anderson	(Director)

March 22, 2006	/s/ Larry Kring Larry Kring	(Director)

March 22, 2006	/s/ Edward Epstein Edward Epstein	(Director)

March 22, 2006	/s/ Teddy Atlas Teddy Atlas	(Director)

March 22, 2006	/s/ Mark Ackereizen Mark Ackereizen	(Director)

March 22, 2006	/s/ James McGuire, Jr. James McGuire, Jr.	(Director)

March 22, 2006	/s/ Jeffrey Schwartz Jeffrey Schwartz	(Director)

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Everlast Worldwide Inc. and Subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheets of Everlast Worldwide Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Everlast Worldwide Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits of the consolidated financial statements referred to above also included an audit of the financial statement schedule listed in the index appearing under Item 15(c)(1). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Berenson LLP

New York, NY
February 9, 2007

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$216,000	$58,000
Accounts and licensing receivables, net	15,649,000	11,117,000
Inventory	8,766,000	6,732,000
Inventory of discontinued component	—	1,205,000
Prepaid expenses and other current assets	1,098,000	2,761,000

Total current assets	25,729,000	21,873,000
Property and equipment, net	6,235,000	6,213,000
Goodwill	6,718,000	6,718,000
Trademarks, net	22,664,000	22,664,000
Restricted cash	1,109,000	1,059,000
Other assets	2,821,000	2,914,000

	$65,276,000	$61,441,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Mortgage payable expected to be refinanced	$2,419,000	$—
Due to factor	9,079,000	13,028,000
Current maturities of long-term debt	3,953,000	2,141,000
Accounts payable	5,638,000	3,159,000
Accrued expenses and other current liabilities	1,696,000	3,252,000

Total current liabilities	22,785,000	21,580,000
License deposits payable	667,000	465,000
Long-term debt, net of current maturities	19,161,000	26,531,000

	42,613,000	48,576,000

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.002; 19,000,000 shares authorized; 4,240,525 issued (3,552,743 - 2005), 4,066,525 outstanding (3,378,743 - 2005)	10,000	8,000
Class A common stock, par value $.01; 100,000 shares authorized, issued and outstanding in 2005	—	1,000
Paid-in capital	17,380,000	12,307,000
Retained earnings	6,000,000	1,276,000

	23,390,000	13,592,000
Less: treasury stock, at cost (174,000 common shares)	(727,000)	(727,000)

	22,663,000	12,865,000

	$65,276,000	$61,441,000

The accompanying notes are an integral part of the consolidated financial statements.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004

Net sales	$39,630,000	$31,271,000	$24,438,000
Net license revenues	12,257,000	11,982,000	9,059,000

Net revenues	51,887,000	43,253,000	33,497,000

Cost of goods sold	29,887,000	24,807,000	18,553,000

Gross profit	22,000,000	18,446,000	14,944,000
Operating expenses:
Selling and shipping	6,984,000	5,178,000	6,262,000
General and administrative	6,231,000	6,660,000	6,706,000
Restructuring and non-recurring costs	—	287,000	—
Stock-based compensation and costs in connection with warrant issuance, net	701,000	182,000	—
Amortization expense	—	913,000	913,000

	13,916,000	13,220,000	13,881,000

Operating income from continuing operations	8,084,000	5,226,000	1,063,000

Other expense (income):
Interest expense and financing costs	3,342,000	2,238,000	1,087,000
Gain on early extinguishment of preferred stock and prepayment of notes payable, net	(2,032,000)	—	—
Proceeds from life insurance benefit, net	—	(653,000)	—
Loss on litigation settlement	—	692,000	—
Investment income	(21,000)	(22,000)	(17,000)

	1,289,000	2,255,000	1,070,000

Income (loss) before provision for income taxes from continuing operations	6,795,000	2,971,000	(7,000)
Provision for income taxes	2,071,000	1,145,000	47,000

Net income (loss) from continuing operations	4,724,000	1,826,000	(54,000)
Loss from discontinued components, net of tax	—	(2,774,000)	(973,000)

Net income (loss) available to common stockholders	$4,724,000	$(948,000)	$(1,027,000)

Basic earnings (loss) per share from continuing operations	$1.22	$0.55	$(0.02)

Diluted earnings (loss) per share from continuing operations	$1.14	$0.47	$(0.02)

Basic earnings (loss) per share from discontinued components	$—	$(0.83)	$(0.31)

Diluted earnings (loss) per share from discontinued components	$—	$(0.71)	$(0.31)

Net basic earnings (loss) per share	$1.22	$(0.28)	$(0.33)

Net diluted earnings (loss) per share	$1.14	$(0.24)	$(0.33)

The accompanying notes are an integral part of the consolidated financial statements.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

	Total			Class A
	Comprehensive	Common Stock		Common Stock
	Income (loss)	Shares	Amount	Shares	Amount

Balance, December 31, 2003		3,028,904	$6,000	100,000	$1,000
Comprehensive loss:
Net loss	$(1,027,000)

Exercise of stock options		41,455	1,000	—	—

Balance, December 31, 2004		3,070,359	7,000	100,000	1,000
Comprehensive loss:
Net loss	$(948,000)

Issuance of shares associated with make-whole provision of merger		70,108
Issuance of warrants and exercises of stock options		238,276	1,000

Balance, December 31, 2005		3,378,743	8,000	100,000	1,000
Comprehensive income:
Net income	$4,724,000

Conversion of Class A common stock into common stock		112,500	1,000	(100,000)	(1,000)
Stock-based compensation and warrant issuance costs
Issuance of warrants to Contender Partners and exercises of stock options		575,282	1,000
Reduction of income taxes payable associated with exercises of non-qualified stock options

Balance, December 31, 2006		4,066,525	$10,000	—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(continued)

	Paid-in	Retained	Treasury Stock
	capital	earnings	Shares	Amount	Total

Balance, December 31, 2003	$11,697,000	$3,251,000	174,000	$(727,000)	$14,228,000
Comprehensive loss:		(1,027,000)			(1,027,000)
Net loss
Exercise of stock options	124,000				124,000

Balance, December 31, 2004	11,821,000	2,224,000	174,000	(727,000)	13,326,000
Comprehensive loss:
Net loss		(948,000)			(948,000)
Issuance of shares associated with make-whole provision of merger					—
Issuance of warrants and exercises of stock options	486,000				487,000

Balance, December 31, 2005	12,307,000	1,276,000	174,000	(727,000)	12,865,000
Comprehensive income:
Net income		4,724,000			4,724,000
Conversion of Class A common stock into common stock					—
Stock-based compensation and warrant issuance costs	701,000				701,000
Issuance of warrants to Contender Partners and exercises of stock options	3,040,000				3,041,000
Reduction of income taxes payable associated with exercises of non-qualified stock options	1,332,000				1,332,000

Balance, December 31, 2006	$17,380,000	$6,000,000	174,000	$(727,000)	$22,663,000

The accompanying notes are an integral part of the consolidated financial statements.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$4,724,000	$(948,000)	$(1,027,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debts	137,000	39,000	—
Depreciation	558,000	542,000	537,000
Amortization	669,000	1,468,000	1,389,000
Non-cash cost in connection with warrant issuance and stock-based compensation	701,000	182,000	—
Interest income on restricted cash	(50,000)	(31,000)	(13,000)
Gain on early extinguishment of preferred stock and notes payable	(2,032,000)	—	—
Changes in assets (increase) decrease:
Accounts receivable	(4,669,000)	4,125,000	(1,048,000)
Inventories	(829,000)	4,844,000	(1,770,000)
Prepaid expenses and other current assets	1,662,000	(1,839,000)	186,000
Other assets	221,000	(350,000)	(111,000)
Changes in liabilities increase (decrease):
Accounts payable and accrued expenses and other liabilities	2,255,000	(1,373,000)	423,000
License deposits payable	202,000	25,000	(129,000)

Net cash provided by (used) operating activities	3,549,000	6,684,000	(1,563,000)

Cash flows used in investing activities:
Acquisition of property and equipment	(580,000)	(572,000)	(531,000)

Cash flows from financing activities:
(Repayments) advances of short-term borrowings from factor	(3,949,000)	(3,789,000)	4,091,000
Proceeds from term facility	25,000,000	—	—
Redemption of preferred stock and prepayment of notes payable	(22,703,000)	(3,000,000)	(3,000,000)
Financing costs in connection with term facility	(2,059,000)	—	(100,000)
Repayments of term facility	(1,905,000)	—	—
Issuance of common stock in connection with exercise of options	3,040,000	305,000	125,000
Repayments of other debt instruments	(235,000)	(219,000)	(310,000)

Net cash (used) provided by financing activities	(2,811,000)	(6,703,000)	806,000

Net increase (decrease) in cash and cash equivalents	158,000	(591,000)	(1,288,000)
Cash and cash equivalents, beginning of year	58,000	649,000	1,937,000

Cash and cash equivalents, end of year	$216,000	$58,000	$649,000

The accompanying notes are an integral part of the consolidated financial statements.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)	Nature of business:

Everlast Worldwide Inc., a Delaware corporation, and its subsidiaries (collectively herein also referred to as “we”, “us” and “our”) was organized on July 6, 1992. Effective January 1, 2006, we are engaged in two business segments: (a) the design, manufacturing, importing, marketing and sale of sporting goods equipment related to the sport of boxing such as boxing gloves, heavy bags, speed bags, boxing trunks, mixed martial arts gear and miscellaneous gym equipment that are sold through sporting goods stores, mass merchants, mid-tier department stores, specialty stores and fitness clubs; and (b) the license and marketing of the Everlast trademark to numerous companies that source and manufacture products, such as men’s, women’s and children’s apparel, footwear, cardiovascular equipment, eyewear, sports bags, hats, fragrances, nutritional products and other accessories. Prior to January 1, 2006 and 2005, we were engaged in the design, manufacture, marketing and sale of men’s and women’s activewear, sportswear and outerwear, each featuring the widely-recognized Everlast® trademark.

(2)  Significant accounting policies:

a. Principles of consolidation:

Our accompanying consolidated financial statements include the accounts of our company and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b. Cash and cash equivalents:

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include commercial paper, money market funds and certain certificates of deposit.

c. Cash concentration:

We maintain our cash and cash equivalents accounts at various commercial banks. The cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 at each bank.

d. Inventories:

Our inventories are valued at the lower of cost or market. Cost is derived principally using standard costs utilizing the first-in, first-out method. We provide write-downs for finished goods when the net realizable value has fallen below cost, and provide for slow moving or obsolete raw materials and packaging.

e. Accounts and licensing receivables:

The accounts and licensing receivables arise in the normal course of our businesses. It is the policy of management to review the outstanding accounts and licensing receivables periodically, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncollectible amounts. An allowance for doubtful accounts of $186,000 and $49,000 has been established as of December 31, 2006 and 2005, respectively.

f. Property and equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases or estimated life of the assets, whichever is shorter. Expenditures for maintenance and repairs are charged to operations as incurred.

g. Fair value of financial instruments:

i. Cash and cash equivalents:

The carrying amounts reflected in the balance sheets for cash and cash equivalents, none of which are held for trading purposes, approximates fair value due to the short maturity of these instruments.

ii. Accounts receivable, due to factor and accounts payable:

The carrying amounts of accounts receivable, due to factor and accounts payable, approximate their fair values because of the short maturities of these instruments.

h. Intangible assets:

i. Goodwill:

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill is no longer amortized. Rather, goodwill is subject to a periodic impairment test to assess its fair value. During the years ended December 31, 2006, 2005 and 2004, we completed our annual impairment review of goodwill, which indicated that there was no impairment.

ii. Trademarks:

We acquired trademarks from a merger in 2000. From the date of the merger, through December 31, 2005, management has deemed these trademarks to have a finite life, and amortized these assets over 30 years. For the years ended December 31, 2005 and 2004, trademark amortization expense was $913,000 for each year. Effective January 1, 2006, we changed our estimate of the useful life for the accounting of the amortization of certain intangible assets, no longer amortizing our trademarks, based on the assessment that the Everlast trademark has an indefinite useful life.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trademarks are as follows:

	As of	As of
	December 31,	December 31,
	2006	2005

Gross carrying amount of trademarks, at cost	$27,380,000	$27,380,000
Accumulated amortization	4,716,000	4,716,000

Trademarks — net	$22,664,000	$22,664,000

i. Concentration of credit risk:

We routinely extend credit to companies for the sale of sporting goods equipment merchandise. This credit risk may be affected by changes in economic or other conditions and may, accordingly, impact our overall credit risk. We believe that the credit risk is mitigated by the strict credit evaluation of those customers to which we extend credit. Reserves for potential credit losses are maintained and these losses have been immaterial to our financial position and within our expectations.

j. Income taxes:

Our company and our wholly-owned subsidiaries, with the exception of Everlast Sports International, Inc. (“ESI”), file a consolidated federal income tax return. ESI is a domestic international sales corporation (“DISC”), which results in a deferral of tax on its income. No deferred tax liability has been recorded in accordance with FASB 109, Accounting for Income Taxes, and as such, treats these earnings as permanent in duration. We also file various state and local income tax returns pursuant to reporting requirements in those locales.

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax liabilities and assets are determined based on the differences between the book values and the tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse.

k. Advertising expense:

We expense advertising costs as they are incurred. As of December 31, 2006, 2005 and 2004, we incurred in our continuing operations, advertising and promotional expenses of approximately $2.4 million, $2.1 million and $2.7 million, respectively.

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

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

m. Shipping and handling costs:

Shipping and handling costs from continuing operations totaling approximately $600,000, $700,000 and $800,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in selling and shipping expenses in the statement of operations.

n. Accounting for stock based compensation:

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, in accordance with the modified-prospective transition method prescribed in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Prior to January 1, 2006, we accounted for our stock-based compensation plans using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB 25, when the exercise price of our employee stock options was at least equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized. SFAS No. 148 requires us to disclose pro forma information related to stock-based compensation, in accordance with SFAS No. 123(R), on a quarterly basis in addition to the annual disclosure for all periods presented prior to January 1, 2006.

Recorded results for the year ended December 31, 2006 and pro forma information regarding earnings and earnings per share for all prior periods presented is required by SFAS No. 123, and is determined as if we accounted for our stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rates ranging from 3.0% to 5.0%; no dividend yield; volatility factors of the expected market price of our common stock ranging from approximately 90.0% to 6.0% for fiscal years 2002 through 2006; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Net loss as reported	$(948,000)	$(1,027,000)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	78,000	57,000

Pro forma net loss	$(1,026,000)	$(1,084,000)

Earnings (loss) per share:
Basic — as reported	$(0.28)	$(0.33)

Basic — pro forma	$(0.30)	$(0.35)

Diluted — as reported	$(0.24)	$(0.33)

Diluted — pro forma	$(0.26)	$(0.35)

o. Impairment of long-lived assets:

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

p. Revenue recognition:

i. Sporting goods equipment sales are recognized upon shipment of inventory to the customers, at which point title passes, at a sales price that is fixed and determinable and collectibility is reasonably assured.

ii. License revenues are recognized based upon the terms of the underlying license agreements when the amounts are reliably measurable and collectibility reasonably assured.

iii. Provisions for product returns, discounts and certain sales incentives are accounted for as reductions in determining sales in the same period the related sales are recorded.

q. Deferred financing costs:

Eligible costs associated with obtaining debt financing are capitalized and amortized over the related term of the applicable debt instruments, which approximates the effective interest method. During the year ended December 31, 2006, approximately $2.0 million of deferred financing costs were capitalized associated with the $25.0 million senior term facility entered in February 2006.

r. Recent pronouncements:

In June 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return. We will adopt FIN No. 48 in the quarter ending March 31, 2007. We are currently evaluating the impact this interpretation may have on our future financial position, results of operations, earnings per share and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no material matters warranting our consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on our financial position, results of operations, earnings per share or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS No. 157 will be effective for us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations, earnings per share, and cash flows.

(3) Disposal of components:

On December 17, 2004, we announced the signing of the largest license agreement in our history whereby we licensed our United States women’s apparel category to Jacques Moret, Inc., effective January 1, 2005. On December 14, 2005 we further expanded our relationship with Jacques Moret whereby effective January 1, 2006, we licensed our U.S. men’s apparel category. We believe that it was in our best interest to license our women’s and men’s apparel businesses to reduce risk, increase profitability and to grow our apparel presence as a result of the licensees’ ability to source product more competitively, due to its buying power, along with its expanded distribution available from its presence in certain channels of distribution.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following results of our women’s and men’s apparel components for the years ended December 31, 2005 and 2004 have been presented as loss from discontinued components in the accompanying consolidated statements of operations:

	2005	2004

Net sales	$10,406,000	$32,665,000
Costs and expenses	14,638,000	33,464,000

Loss before income taxes	(4,232,000)	(799,000)
Income tax benefit (provision)	1,458,000	(174,000)

Loss from discontinued components	$(2,774,000)	$(973,000)

Included in the loss from discontinued components are losses on the disposal of assets of $487,000 and $155,000 in 2005 and 2004, respectively. At December 31, 2005 inventory available for sale of approximately $1,200,000 represents inventory of our men’s apparel component that was acquired by the licensee in January 2006.

(4)  Restructuring and non-recurring charges:

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

During the fourth quarter of 2003 we recorded charges aggregating $2,100,000, before taxes, related to the relocation and consolidation of our Bronx, New York manufacturing facility into our Moberly, Missouri facility. Approximately $1,200,000 of these charges were non-cash in nature.

In the fourth quarter of 2004, we were notified by the former union representing employees of the Bronx, New York facility that a potential minimum withdrawal pension liability existed on these former employees that were covered under a defined benefit multi-employer pension plan. In the second quarter of 2005, we and the union agreed on a settlement of $273,000 for this minimum withdrawal liability resulting in a charge for the year ended December 31, 2005. Through December 31, 2006, we paid $130,000 towards this settlement and are required to pay quarterly installments of $12,000 through July 2009.

(5)  Loss on litigation settlement:

On December 20, 2000, a claim was brought against our company, our subsidiary Everlast World’s Boxing Headquarters Corp. (“EWBH”), and two officers of our company. The complaint was initiated by a EWBH licensing representative in the Supreme Court of the State of New York. The plaintiff alleged breach of contract, tortious interference with contractual relations, tortious interference with prospective business relations and unjust enrichment stemming from our merger completed on October 24, 2000. On November 30, 2001, the claims against the officers were dismissed by the court. On June 27, 2002, the Appellate Divisions unanimously affirmed the order dismissing the plaintiff’s claims.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 23, 2002, the case against us was dismissed. The plaintiff subsequently filed a motion seeking permission to further appeal its claims to the Court of Appeals as well as reasserting its breach of contract claims in a separate demand for arbitration. The plaintiff’s appeal of that portion of the decision dismissing its claim for a breach of contract was unanimously affirmed by the Appellate Division on December 16, 2003. Hearings in the arbitration commenced in November 2004. In April 2005, we were notified that the arbitrator’s award held that our termination of the plaintiff’s representation agreement was void and declared not to be terminated. We filed a motion in the Supreme Court, New York County seeking an order to vacate the award. On January 6, 2006, the court rendered a written decision and order granting the petition to confirm the award and dismissing our counterclaim to vacate that portion of the award made in the plaintiff’s favor and awarding the plaintiff approximately $690,000 due as of December 31, 2005. In February 2006, the judgment was entered and we paid the plaintiff $690,000 plus amounts owed for commission earned in January 2006 and interest thereon through February 24, 2006 aggregating $710,000. As part of the settlement we were also required to pay commissions to the plaintiff for the year ended December 31, 2006, which amounted to approximately $400,000.

(6)  Proceeds from life insurance benefit:

On November 29, 2005, we announced the passing of our then Chief Executive Officer, George Q. Horowitz. We were a co-beneficiary on one of the life insurance policies in Mr. Horowitz’s name, for $1,500,000. At December 31, 2005, we recorded a receivable, included in prepaid and other current assets, for these proceeds, which we received in January 2006. In addition, as part of Mr. Horowitz’s employment contract, we were to contribute approximately $30,000 annually towards his deferred compensation retirement plan. In the event of a separation of employment between Mr. Horowitz and our company (including death), we were obligated to pay $1,000,000 in deferred compensation, or the difference between our prior annual paid contributions into this deferred compensation plan and the $1,000,000 commitment. At December 31, 2005, we accrued approximately $800,000 remaining towards this deferred contribution commitment. We paid this commitment in early March 2006 to the Estate of George Q. Horowitz. For 2005, we recorded a net benefit of $653,000 as it relates to these events.

(7)  Short-term borrowings from factor:

Effective February 2006, we have a $17,000,000 advance limit with a commercial factor that is used for the assignment and funding of certain of our accounts receivable and to fund inventory working capital needs. The amount due under our factoring agreement as of December 31, 2006, aggregating $9,100,000, represents advances received in excess of net cash receipts received from the assignment of these receivables, which serves as collateral. The borrowings are also collateralized by our inventory, as defined. Interest is charged at 1.0% above prime on advances. At December 31, 2006, we had availability under this facility of up to $8,000,000. Prior to February 1, 2006, our borrowings from our factor were derived from certain of our accounts receivable that were assigned without recourse to this

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same commercial factor. The amount due under our factoring agreement represented advances received in excess of net sales assigned as of December 31, 2005 as follows:

As of
December 31,
2005

Outstanding borrowings from factor	$14,811,000

Outstanding accounts receivable assigned to factor	2,259,000
Reserve for chargebacks	(476,000)

Net outstanding accounts receivable assigned to factor	1,783,000

Net due to factor	$13,028,000

Non-factored accounts and licensing receivables	$11,579,000
Less: allowance for doubtful accounts	(462,000)

Net non-factored accounts and licensing receivables	$11,117,000

At December 31, 2006, the allowance for doubtful accounts and reserve for chargebacks for all trade receivables aggregated $1,800,000.

(8)  Inventories:

Inventories from continuing operations consist of:

	As of	As of
	December 31,	December 31,
	2006	2005

Raw materials	$1,197,000	$1,429,000
Work-in-process	233,000	188,000
Finished goods	7,336,000	5,115,000

	$8,766,000	$6,732,000

(9)	Property and equipment:

	As of	As of
	December 31,	December 31,
	2006	2005

Land	$309,000	$309,000
Buildings and building improvements	5,504,000	5,392,000
Furniture and fixtures	604,000	553,000
Machinery and equipment	5,056,000	4,640,000
Vehicles	42,000	42,000

	11,515,000	10,936,000
Less: accumulated depreciation	5,280,000	4,723,000

	$6,235,000	$6,213,000

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Gain on early extinguishment of Series A redeemable participating preferred stock and notes payable and long-term debt:

On October 24, 2000, the board of directors designated the issuance of 45,000 shares (1,000,000 total preferred shares authorized), $0.01 par value, of Series A redeemable preferred stock (the “preferred shares”). The preferred shares were issued pursuant to a merger agreement among our company, Everlast Holding Corp. and Active Apparel New Corp., a wholly-owned subsidiary of our company, and were recorded at their fair value. The preferred shares had priority liquidation and dividend rights over other securities issued.

As part of the merger agreement, we were to redeem 5,000 preferred shares ($5,000,000 redemption value) on every December 31 until all of the shares have been redeemed. We had the option to redeem all of the preferred shares at the end of any quarter or an additional amount greater than the mandatory redemption at the end of any year (December 31st).

On January 13, 2004 we announced that we had entered into an agreement on December 14, 2003 with the principal preferred stockholder, modifying the annual minimum redemptions. Under the terms of the agreement, in lieu of a cash payment for the redemption of a portion of their preferred stock, $2,000,000 for each of the four years commencing December 14, 2003 through December 14, 2006, would be converted into four term loans evidenced by four promissory notes from our company, which provide for the payment of interest and deferred finance costs. Interest and deferred finance costs were to be paid at the combined annual rate of 9.5% per annum on the aggregate $8,000,000 of notes during each of the years 2004 through 2007, and 10.0% during 2008 payable each December 14 until maturity on December 14, 2008. We have the right to pre-pay the promissory notes in full, with no prepayment fees, prior to December 14, 2008 together with all unpaid interest and deferred financing costs due at the time of pre-payment. As a further condition of this refinance, we incurred financing costs aggregating $800,000, of which $700,000 was paid in December 2003 and $100,000 was paid in January 2004.

Commencing on the date of issue, the preferred shares accrued dividends equal to two-thirds of the “net after tax profits” multiplied by the “outstanding redeemable percentage.” Net after tax profits is defined in the agreement as net income after taxes (pursuant to GAAP) plus goodwill amortization as it relates to the merger, plus compensation from the granting and the exercise of our employee stock options. Outstanding redeemable percentage is defined in the agreement as the aggregate redemption value of the preferred shares outstanding as of January 1st divided by $45,000,000.

The percentages of net income (as defined) to be paid to holders of preferred shares were 29.6% and 37.0% for the years ended December 31, 2006 and December 31, 2005, respectively.

Dividends were due on March 31st of each succeeding fiscal year. As of December 31, 2005 and 2004, we did not have accrued dividends on these preferred shares due to our net losses.

On February 8, 2006, we announced the entire redemption of our then outstanding $20,000,000 of preferred stock and related rights and privileges, including the elimination of the profit-sharing mechanism (which were in the form of dividends), the retirement of the two board of director seats reserved for the holders of the preferred stock and the prepayment of our outstanding $6,000,000 in notes payable to one of the former preferred stockholders.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The redemptions and prepayment was accomplished by our company, and all our wholly-owned subsidiaries, by entering into a $25,000,000 senior secured four-year term facility with Wells Fargo Century, Inc. Under the terms of the facility, we redeemed the preferred shares and prepaid our notes payable, and all rights and privileges thereof (including the elimination of the make-whole provision) for an aggregate amount of $22,700,000. The remaining $2,300,000 of financing from the term facility was used to pay for financing and professional costs associated with the term facility. The term facility requires quarterly principal installments of $635,000, commencing April 30, 2006, with a balloon payment of up to $15,500,000 due December 31, 2009, along with monthly interest on the related outstanding principal at prime plus 1.0% (9.25% as of December 31, 2006). The term facility has customary covenants in place, including a minimum fixed-charge financial covenant ratio, and excess cash-flow recapture (which we currently estimate to be $1,400,000 at December 31, 2006 and have reclassified $1,400,000 of long-term debt into current maturities of long-term debt.) The term facility is secured by all of our tangible and intangible assets, as defined.

In accordance with prevailing accounting principles regarding short-term debt expected to be refinanced at December 31, 2005, our then existing current ($3,000,000) and long-term preferred stock ($17,000,000) and notes payable ($6,000,000) based on the repayment schedule of our new term facility was reclassified into long-term debt instruments. At December 31, 2006 and 2005, long-term debt consists of the following:

	As of	As of
	December 31,	December 31,
	2006	2005
$25.0 million senior secured four-year term facility with quarterly installments commencing April 30, 2006 of $635,000 and a balloon payment of up to $15,500,000 due December 31, 2009, before any excess cash flow recaptures due annually each April. Interest is charged monthly on the outstanding then principal, at prime plus 1.0% (9.25% at December 31, 2006.) The term facility is secured by all tangible and intangible assets, as defined	$23,095,000	$26,000,000
Term loan of $3,400,000 due in 60 monthly payments of principal and interest, based on an amortization of 180 months, with a balloon payment due in the 60th month, October 2007. The interest rate is equal to the thirty day LIBOR yield plus 4.0% (9.5% at December 31, 2006). The term loan is secured by property and equipment having a net book value of $3,700,000. The term loan requires maintenance of minimum cash flow coverage, as defined. A letter of credit of $1,000,000 must be in place during the entire term of this loan, or until no longer required. Our factor has issued this letter of credit on our behalf. As collateral for the letter of credit, we have cash restricted as to withdrawal of $1,100,000	2,419,000	2,645,000
Equipment loans due in monthly installments of principal and interest through 2008. The interest rates on these loans range from 7.5% to 8.8%	19,000	27,000

	25,533,000	28,672,000
Less current maturities	6,372,000	2,141,000

	$19,161,000	$26,531,000

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual maturities of long-term debt are approximately as follows:

Twelve months ending December 31, 2007	$6,372,000
2008	2,545,000
2009	16,616,000

(11)	Cash surrender value, life insurance:

We owned cash surrender value life insurance policies on the life of a former preferred stockholder and director. During 2006, we terminated these policies and repaid all outstanding loans. At December 31, 2005, the face value of these policies approximated $1,800,000 and the cash value, net of outstanding loans of $1,500,000, was $316,000 and was included in other assets.

(12)	Commitments and contingencies:

a. Lease commitments:

We have a lease for office and showroom space, which expires on November 30, 2008.

At December 31, 2006, future minimum rental payments required under the non-cancellable leases are approximately as follows:

Twelve months ending December 31, 2007	$408,000
2008	380,000

Total	$788,000

Rent expense for the three years ended December 31, 2006, 2005 and 2004 was $438,000, $451,000 and $419,000, respectively.

b. Employment agreements:

i. On November 29, 2005 we entered into an employment agreement with our President and Chief Executive Officer through the term of the agreement. The initial term of the agreement expires on December 31, 2010, but continues thereafter for additional three-year periods unless either the President and Chief Executive Officer or the board of directors gives the other 90 days prior written notice of non-renewal. The agreement also includes a non-compete clause for a period of one year following its expiration or termination, along with payments and benefits associated with a change in control of our company, as defined.

ii. In July 2006, we entered into a three-year (with renewal options) retainer agreement with our General Counsel for an annual retainer of $300,000. The General Counsel is also a Class II director. The retainer agreement has customary termination and restrictive covenant clauses and change in control provisions as defined.

iii. We have employment agreements with other senior executives for initial one year terms that also contain automatic renewals for successive one-year terms unless terminated by either party upon 60 days prior written notice. Some of these employment agreements also contain change in control provisions providing for payments and benefits, as defined.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Contingencies:

i. There are product liability claims that arise against us from time to time. These actions are usually for amounts greatly in excess of the payments, if any, which may be required to be made. It is our opinion, after reviewing these actions with legal counsel, that the ultimate liability, which might result from such actions, would not have a material adverse effect on our financial position.

(13)  License revenues:

i. We, as licensor, have numerous licensing agreements with varying expiration dates. Pursuant to the terms of the licensing agreements, we are scheduled to receive approximate minimum royalty payments, exclusive of renewal option provisions which would trigger additional minimum royalty payments, and exclusive of royalty overages, as follows:

Twelve Months Ending
December 31,
2007	$11,000,000
2008	10,200,000
2009	7,100,000
2010	1,700,000
2011	1,200,000
2012 and thereafter	5,400,000

Total	$36,600,000

Net license revenues generated for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $12,300,000, $12,000,000 and $9,100,000, respectively. These license revenues are reflected net of direct expenses of $1,100,000, $444,000 and $679,000, respectively.

ii. In connection with the license agreements, certain licensees are required to make a specified minimum cash deposit to our company. The deposit is refundable to the licensee upon expiration of the license agreement. At December 31, 2006 and 2005, the amounts on deposit totaled $667,000 and $465,000, respectively. These amounts are reflected as license deposits payable on the balance sheet.

(14)	Equity instruments:

Stock Options:

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

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The option price of shares designated as nonqualified were determined by the Board of Directors each year for the following year at 85.0% of fair market value and in the case of incentive stock options were no less than the fair market value of the shares on the date of the grant.

ii. 1995 Non-employee Director Stock Option Plan:

A maximum of 100,000 options were available to be granted pursuant to the 1995 non-employee director stock option plan which expired January 2005. Accordingly no further options can be granted. The 1995 non-employee director stock option plan provided for automatic grants of options to purchase 3,000 shares and thereafter yearly grants to purchase 3,000 shares of common stock to each active director serving on the board at the time of the grant who is not an officer or employee of our company. This director plan provided additional grants of options to non-employee directors of 100 shares to the Chairman of a board committee and 200 shares to the Chairman and Secretary of the Board of Directors. Options granted vest in three years and have a term of seven years.

iii. 2000 Stock Option Plan:

The Board of Directors will designate options granted pursuant to this plan as incentive or nonqualified. 2,000,000 shares of our common stock are subject to this plan. The maximum allowable grant to any individual in any one year is 600,000 shares. In the case of incentive options, the exercise price shall be at least equal to the fair market value of our common stock on the day the option is granted. In the case of non-qualified options, the exercise price shall be 80% or more of the fair market value of the our common stock on the preceding day the option is granted. Options granted to a stockholder holding more than 10% of the combined voting power, shall have exercise prices equal to or greater than 100% of the fair market value of our common stock on the date the option is granted for incentive and non-qualified options, respectively. The Board of Directors can make an appropriate and equitable adjustment in the number and kind of shares reserved for issuance under this plan and in the number and option price of shares for outstanding options in the event of a capital change in our company. The options granted under this plan vest over three years and have a ten-year term.

Pursuant to the merger of Everlast Holding Corp. with our company on October 24, 2000 the Board of Directors granted the former Chief Executive Officer of our company 125,000 non-qualified stock options with an exercise price of $4.00 and an additional 380,000 non-qualified stock options with an exercise price of $13.00. These options vested immediately and were to expire ten years from the grant date. The unexercised options expired February 27, 2006, ninety days after his passing in accordance with the stock option plan.

iv. 2005 Non-employee Director Stock Option Plan:

The 2005 non-employee director stock option plan, approved by the common stockholders in June 2005, provides for automatic grants of options to purchase 5,000 shares and thereafter yearly grants to purchase 6,000 shares of common stock to each active director serving on the board at the time of the grant who is not an officer or employee. This director plan provides additional grants of options to non-employee directors of 100 shares to the Chairman of a board committee and 200 shares to the Chairman and Secretary of the Board of Directors.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted vest in three years and have a term of seven years. 200,000 shares of our common stock are available for grant under this plan.

		1995		2005 Non-		Weighted
	1993	Non-Employee	2000	Employee		Average
	Stock Option	Director Stock	Stock Option	Director Stock		Exercise
2006	Plan	Option Plan	Plan	Option Plan	Total	Price

Outstanding at January 1	83,356	48,644	975,134	—	1,107,134	$6.75
Granted	—	—	344,000	36,300	380,300	$10.71
Forfeited	—	(6,400)	(370,603)	—	(377,003)	$9.18
Exercised	(73,500)	(22,867)	(351,728)	—	(448,095)	$6.70

Outstanding at December 31	9,856	19,377	596,803	36,300	662,336	$7.66

Exercisable at December 31	9,856	19,377	107,202	—	136,435	$3.32

		1995			Weighted
	1993	Non-Employee	2000		Average
	Stock Option	Director Stock	Stock Option		Exercise
2005	Plan	Option Plan	Plan	Total	Price

Outstanding at January 1	202,856	63,244	687,500	953,600	$7.08
Granted	—	—	290,300	290,300	$3.89
Forfeited	(3,000)	(10,467)	(1,000)	(14,467)	$4.18
Exercised	(116,500)	(4,133)	(1,666)	(122,299)	$2.81

Outstanding at December 31	83,356	48,644	975,134	1,107,134	$6.75

Exercisable at December 31	83,356	48,644	555,845	687,845	$8.48

		1995			Weighted
	1993	Non-Employee	2000		Average
	Stock Option	Director Stock	Stock Option		Exercise
2004	Plan	Option Plan	Plan	Total	Price

Outstanding at January 1	320,211	55,400	505,000	880,611	$7.73
Granted	—	13,800	185,000	198,800	$2.77
Forfeited	(78,500)	(3,356)	(2,500)	(84,356)	$5.70
Exercised	(38,855)	(2,600)	—	(41,455)	$3.00

Outstanding at December 31	202,856	63,244	687,500	953,600	$7.08

Exercisable at December 31	199,500	43,802	505,000	748,302	$8.26

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Price Range	Shares	Remaining	Price	Shares	Price

$0.85 - $2.99	83,737	6.30 years	$2.65	60,958	$2.65
$3.00 - $6.99	178,099	8.28 years	3.58	68,744	3.59
$7.00 - $11.99	176,500	8.57 years	7.88	6,733	7.00
$12.00 - $16.94	224,000	9.50 years	12.59	—	—

Total	662,336	7.74 years	$7.66	136,435	$3.32

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value for options granted during the years ended December 31, 2006, 2005 and 2004 was $10.71, $3.89 and $2.77, respectively. The aggregate intrinsic value of outstanding and exercisable options at December 31, 2006 was $6,200,000 and $2,000,000, respectively. The total intrinsic values of exercised options at December 31, 2006, 2005 and 2004 was $3,700,000, $700,000 and $100,000, respectively.

In accordance with the accounting change for the modified-prospective transition method, using straight-line amortization, we incurred stock-based compensation expense of $450,000 ($0.16 earnings per basic share and $0.11 earnings per diluted share), net of a tax benefit of approximately $300,000, in the year ended December 31, 2006. As of December 31, 2006, total unrecognized compensation costs related to non-vested share-based compensation arrangements (without regard to any future awards and grants), net of tax, is expected to be recognized as follows:

December 31, 2007 — $683,000
December 31, 2008 — $638,000
December 31, 2009 — $249,000

Warrants:

During the years ended December 31, 2006 and 2005, warrant issuance costs aggregated approximately $250,000 and $182,000, respectively, and relate to the fair value of warrants issued in connection with (a) a merchandising and licensing agreement for product placement appearing on The Contender series on television in 2005 and 2006 and (b) our men’s apparel licensing agreement in 2006.

Pursuant to our agreement with Contender Partners LLC, we are required to issue warrants to purchase up to 4.95% of our currently outstanding common stock, contingent upon the initial network order of the third season of The Contender reality television series. The exercise price of the warrants shall be equal to 75.0% of the lesser of (a) the market price of our common stock on such date of issuance or (b) the 365-day average stock price of our common stock for the year prior to the date of issuance.

In connection with the creation of our men’s apparel license with Jacques Moret in January 2006, we issued warrants to Jacques Moret to purchase 100,000 shares of common stock with an exercise price of $7.42 per share, all of which are outstanding as of December 31, 2006.

(15)	Earnings per share:

We report basic and diluted earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per share exclude the dilutive effects of options and other contingent consideration that was given as part of the merger in October 2000. Diluted earnings per share include only the dilutive effects of common stock equivalents such as stock options and contingent stock consideration.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share pursuant to SFAS No. 128:

	2006	2005	2004

Net income (loss) available to common stockholders:
Net income (loss)	$4,724,000	$(948,000)	$(1,027,000)
Basic weighted average common stock outstanding	3,865,000	3,326,000	3,132,000
Effect of dilutive securities(a):
Stock options and warrants	271,000	279,000	—
Contingent consideration		289,000	—

Diluted weighted average common stock outstanding	4,136,000	3,894,000	3,132,000

Basic earnings (loss) per common share	$1.22	$(0.28)	$(0.33)

Diluted earnings (loss) per common share(a)	$1.14	$(0.24)	$(0.33)

(a)	As a result of the net loss from continuing operations in 2004 the dilutive effect of options and contingent consideration (1,091,000) is not shown as the results would be anti-dilutive.

As part of our October 2000 acquisition of Everlast Holding Corp (“EHC”), contingent consideration was payable to the former owners of EHC. This consideration was to be in the form of cash, or at our option, payable in common stock. In October 2005, we issued approximately 70,000 shares related to this contingent consideration to certain of the former owners of EHC. There is no additional consideration that is required to be paid to the remaining former owners of EHC.

(16)	Stockholders’ equity:

The holder of the Class A common stock was entitled to five votes per share on all matters upon which each holder of common stock is entitled to vote. Upon the passing of the Class A holder in November 2005, the Class A voting common stock was converted into 112,500 shares of common stock and has identical rights and privileges as our regular common stock.

(17)	Income taxes:

For the years ended December 31, 2006, 2005 and 2004, our provision (benefit) for income taxes consisted of the following:

	2006	2005	2004
Current tax provision (benefit):
Federal	$1,184,000	$—	$(153,000)
State and local	318,000	100,000	(70,000)
Foreign	0	136,000	—

	1,502,000	236,000	(223,000)

Deferred tax provision (benefit):
Federal	484,000	(437,000)	344,000
State and local	85,000	(112,000)	21,000
Foreign	—	—	—

	569,000	(549,000)	365,000

Total	$2,071,000	$(313,000)	$142,000

Income tax (benefit) provision relating to our discontinued components was $0, $(1,458,000) and $96,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences give rise to significant deferred tax assets and liabilities at December 31, 2006 and 2005 as shown below:

	As of	As of
	December 31,	December 31,
	2006	2005

Deferred tax assets:
Benefit of loss carryforward	$—	$715,000
Inventories	70,000	63,000
Allowance for doubtful accounts	174,000	124,000
Stock-based compensation	133,000	—
Other	43,000	—

	420,000	902,000

Deferred tax liabilities:
Fixed assets	80,000	126,000
Prepaid assets	244,000	236,000
Deferred financing costs	124,000	—

	448,000	362,000

Net deferred tax asset (liability)	$(28,000)	$540,000

The following is a reconciliation of the reported amount of income tax expense to the amount of income tax expense that would result from applying domestic federal statutory rates to income before income taxes:

	Years Ended December 31,
	2006	2005	2004

Federal income tax rate	34.0%	(34.0)%	(34.0)%
State and local taxes, net of federal income tax benefit	6.0	(8.0)	(5.5)
Nondeductible amortization of intangible assets and other items	—	117.8	45.0
Nontaxable life insurance proceeds	—	(119.3)	—
Income tax assessments	0.7	10.8	—
Nontaxable gain on preferred stock redemption	(12.9)	—	—
Other	2.7	7.9	10.7

	30.5%	(24.8)%	16.2%

(18)	Economic dependency in our sporting goods business:

For the years ended December 31, 2006, 2005 and 2004, three customers from our sporting goods wholesale business accounted for approximately 37.0%, 38.0% and 24.0% of net sporting goods sales, respectively.

(19)	Licensing contracts with Jacques Moret:

Effective January 1, 2005, a license agreement was entered into with Jacques Moret. This agreement grants Jacques Moret, a major supplier to the U.S. women’s apparel market, a license for Everlast

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

women’s apparel in the U.S. Under the terms of this five-year agreement, Jacques Moret will pay us $12,500,000 in aggregate minimum guarantees. During this initial five-year term, Jacques Moret has the option to renew for an additional five years for aggregate minimum guarantees of $13,500,000, or has the option to sign a 99-year royalty-free license for women’s apparel rights, in the U.S. and Canada for approximately $24,000,000. We currently have an existing license agreement with Jacques Moret, for women’s apparel in Canada that runs through 2009 with minimum royalties of $180,000 in 2005, $120,000 in 2006 and $150,000 in 2007. Thereafter, royalties earned go towards the women’s U.S. license minimum.

During 2006, we expanded our relationship with Jacques Moret with the following license agreements:

i. a four-year license agreement, commencing January 1, 2006, granting a license for Everlast men’s active-wear, sportswear, outerwear and swimwear in the U.S., for minimum guaranteed royalties of $2,300,000 over the four-year term. The license agreement also contains renewal options of five-year terms. There is currently no perpetual license provision in this contract as with the women’s apparel contract mentioned above.

ii. a three-year license agreement commencing January 1, 2007, granting a license for Everlast men’s active-wear, sportswear, outerwear and swimwear in Canada, for minimum guaranteed royalties of $175,000 over the three-year term. The license agreement also contains renewal options of five-year terms. There is currently no perpetual license provision in this contract as with the women’s apparel contract mentioned above.

iii. a five-year license agreement commencing January 1, 2006, granting a license for Everlast boys’ and girls’ apparel including infant and toddler in the U.S., for minimum guaranteed royalties of $500,000 over the five-year term. The license agreement also contains renewal options of five-year terms. There is currently no perpetual license provision in this contract as with the women’s apparel contract mentioned above.

During the years ended December 31, 2006 and 2005, licensing income received from Jacques Moret on all contracts mentioned above aggregated $3,300,000 and $2,600,000, respectively.

(20)  Cash flow information:

a. Supplemental disclosures of cash flow information:

	2006	2005	2004

Cash paid during the year for:
Interest	$2,750,000	$1,237,000	$1,266,000
Income taxes	8,000	9,000	3,000

b. Supplemental disclosures of non-cash financing activity:

During the year ended December 31, 2006, we recorded a reduction in our income taxes payable associated with the exercising of non-qualified stock options of $1,300,000, and as such, recorded an increase in paid-in-capital in accordance with FAS 109 and FAS 128.

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)  Recently issued accounting standards:

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement — An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by us in the first quarter of fiscal 2006. Although we will continually evaluate its accounting policies, we do not currently believe adoption will have a material impact on our results of operations, cash flows or financial position.

(22)  Operating segments:

Our operating segments are evidenced by the structure of our internal organization. The segments of sporting goods equipment and licensing are defined for operations participating in Everlast brand sales activity. Our sporting goods business predominately operates in one geographic segment, the U.S. and Canada. As of December 31, 2006 and 2005, our licensing segment received approximately 46.0% and 52.0% of its revenues from domestic licensees, respectively, 26.0% from European licensees for both years and 28.0% and 22.0% from all other countries not previously mentioned, respectively.

Where applicable, “other” represents items necessary to reconcile the consolidated financial statements, which generally include corporate activity and costs, to the segment financial information provided as follows:

For the Year Ended December 31, 2006:

	Sporting
	Goods	Licensing	Other	Total

Net revenues	$39,630,000	$12,257,000	$—	$51,887,000
Depreciation and amortization	310,000		436,000	746,000
Other (income) and interest expense, net			(1,289,000)	(1,289,000)
Income (loss) before income taxes from continuing operations	$2,976,000	$12,257,000	$(8,438,000)	$6,795,000
Identifiable component assets	$27,325,000	$2,554,000	$35,397,000	$65,276,000

For the Year Ended December 31, 2005:

	Sporting
	Goods	Licensing	Other	Total

Net revenues	$31,271,000	$11,982,000	$—	$43,253,000
Depreciation and amortization	250,000		1,360,000	1,610,000
Other (income) and interest expense, net			2,255,000	2,255,000
Income (loss) before income taxes from continuing operations	$488,000	$11,982,000	$(9,499,000)	$2,971,000
Identifiable component assets	$22,668,000	$1,173,000	$37,600,000	$61,441,000

EVERLAST WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended December 31, 2004:

	Sporting
	Goods	Licensing	Other	Total

Net revenues	$24,438,000	$9,059,000	$—	$33,497,000
Depreciation and amortization	250,000		1,276,000	1,526,000
Interest and financing costs, net			1,087,000	1,087,000
Income (loss) before income taxes from continuing operations	$437,000	$9,059,000	$(9,503,000)	$(7,000)

(23)  Quarterly financial data (unaudited):

As previously noted in our financial statements, in both the fourth quarters of fiscal 2005 and 2004, we entered into license agreements with a licensee whereby effective January 1, 2006 and 2005, this licensee sources, markets and distributes our U.S. men’s and women’s apparel businesses respectively. In accordance with FASB 144, we have treated the men’s and women’s apparel businesses as discontinued components and as such, all prior periods herein have been adjusted to exclude the operations of our men’s and women’s apparel businesses and shown as discontinued components, net of tax, in our statements of operations and unaudited quarterly financial data for fiscal 2005 (no discontinued operations costs were incurred in fiscal 2006) summarized as follows:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$9,970,000	$9,837,000	$13,414,000	$18,666,000
Gross profit	4,441,000	4,497,000	5,723,000	7,339,000
Net income available to common stockholder’s	2,484,000	402,000	689,000	1,149,000
Earnings per share — basic	$0.69	$0.10	$0.18	$0.28
Earnings per share — diluted	$0.64	$0.10	$0.16	$0.27

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$8,324,000	$10,251,000	$10,560,000	$14,118,000
Gross profit	4,004,000	4,351,000	4,436,000	5,655,000
Restructuring and non-recurring charges	—	273,000	—	14,000
Discontinued component, net	(320,000)	(902,000)	(489,000)	(1,063,000)
Net income (loss) available to common stockholder’s	(94,000)	(596,000)	175,000	(433,000)
Earnings (loss) per share — basic	$(0.03)	$(0.18)	$0.05	$(0.13)
Earnings (loss) per share — diluted	$(0.03)	$(0.16)	$0.04	$(0.11)

EXHIBIT INDEX

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

3.1(a)	Certificate of Incorporation, as amended		Exhibit 3. (i) of Registration Statement File No. 33-87954 (the “1995 Registration Statement”)
3.1(b)	Certificate of Amendment of the Certificate of Incorporation		Exhibit 3.1(b) of the Annual Report on Form 10-KSB for the year ended December 31, 2000
3.2	Bylaws		Exhibit 3. (ii) of the 1995 Registration Statement
3.3	Amendment to the Bylaws		Exhibit A of Schedule 14A filed on May 3, 2006
10.1	Lease, dated as of December 1, 2003, between us and 1350 Broadway Associates		Exhibit 10.2 of the Annual Report on Form 10-K for the year ended December 31, 2003
10.2	2000 Stock Option Plan, as amended		Appendix A of Schedule 14A filed on May 2, 2005
10.3	2005 Non-employee Director Stock Option Plan, as amended		Exhibit 99.1 of the Current Report on Form 8-K filed January 19, 2007
10.4	Term Loan		Exhibit 99.1 of the Current Report on Form 8-K filed February 7, 2006
10.5	Second Amended and Restated Security Agreement		Exhibit 99.2 of the Current Report on Form 8-K filed February 7, 2006
10.6	Amended and Restated Factoring Agreement		Exhibit 99.3 of the Current Report on Form 8-K filed February 7, 2006
10.7	Security Purchase Agreement with Benjamin Nadorf		Exhibit 99.4 of the Current Report on Form 8-K filed February 7, 2006
10.8	Security Purchase Agreement with Arlene Shechet		Exhibit 99.5 of the Current Report on Form 8-K filed February 7, 2006
10.9	Security Purchase Agreement with Arthur Shechet		Exhibit 99.6 of the Current Report on Form 8-K filed February 7, 2006
10.10	Employment Agreement, dated November 28, 2005 by and between Everlast Worldwide Inc. and Seth A. Horowitz		Exhibit 99.1 to the Current Report on Form 8-K filed January 24, 2006
10.11	Employment Agreement, dated January 1, 2006 by and between Everlast Worldwide Inc. and Gary J. Dailey		Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 4, 2006
10.12	Retainer Agreement, dated July 1, 2006 by and between Everlast Worldwide Inc. and Edward R. Epstein		Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 4, 2006
21.1	List of Subsidiaries	X
23.1	Consent of Independent Auditors	X
31.1a	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
31.2a	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X