Form 10-Q
period 2007-03-31
EVERLAST WORLDWIDE INC
filed 2007-04-27
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2007

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

      Indicate by check whether the Registrant is a large accelerated  filer, an accelerated  filer or a  non-accelerated  filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [X]

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes   X    No
                                                -----     ----

      The number of common  equity shares  outstanding  as of April 27, 2007 was
4,071,858 shares of Common Stock, $.002 par value.

                                          INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                           ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
            March 31, 2007 (Unaudited) and December 31, 2006                3

           Consolidated Statements of Income -
             Three Months ended March 31, 2007 and 2006 (Unaudited)         4

           Consolidated Statements of Cash Flows -
             Three Months ended March 31, 2007 and 2006 (Unaudited)         5

           Notes to Consolidated Financial Statements -
             Three Months ended March 31, 2007 - (Unaudited)                6-10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-14

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk       14

  Item 4.  Controls and Procedures                                         14

PART II. OTHER INFORMATION

   Items 1 through 5 not applicable

   Item 6. Exhibits                                                        15

SIGNATURES                                                                 16

                                     EVERLAST WORLDWIDE INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                March 31,          December 31,
                                                                   2007                2006
                                                              ------------        ------------
                                                               (Unaudited)             (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                    $    128,000        $    216,000
 Accounts and licensing receivables - net                       10,138,000          15,649,000
 Inventories                                                     8,675,000           8,766,000
 Prepaid expenses and other current assets                       1,144,000           1,098,000
                                                              ------------        ------------
               Total current assets                             20,085,000          25,729,000

 Restricted cash                                                 1,123,000           1,109,000
 Property and equipment, net                                     6,262,000           6,235,000
 Goodwill                                                        6,718,000           6,718,000
 Trademarks, net                                                22,664,000          22,664,000
 Other assets                                                    2,640,000           2,821,000
                                                              ------------        ------------
                                                              $ 59,492,000        $ 65,276,000
                                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings from factor                            $  5,981,000        $  9,079,000
 Mortgage payable                                                2,376,000           2,419,000
 Current maturities of long term debt                            4,040,000           3,953,000
 Accounts payable                                                3,282,000           5,638,000
 Accrued expenses and other current liabilities                  1,471,000           1,696,000
                                                              ------------        ------------
               Total current liabilities                        17,150,000          22,785,000

Other liabilities                                                1,380,000             667,000
Long term debt, net of current maturities                       18,420,000          19,161,000
                                                              ------------        ------------
               Total liabilities                                36,950,000          42,613,000
                                                              ------------        ------------

Stockholders' equity:
 Common stock, par value $.002; 19,000,000 shares
  authorized; 4,240,525 issued, 4,066,525 outstanding
  in 2007 and 2006                                                  10,000              10,000
 Paid-in capital                                                17,541,000          17,380,000
 Retained earnings                                               5,718,000           6,000,000
                                                              ------------        ------------
                                                                23,269,000          23,390,000
 Less treasury stock, at cost (174,000 common shares)             (727,000)           (727,000)
                                                              ------------        ------------
                                                                22,542,000          22,663,000
                                                              ------------        ------------
                                                              $ 59,492,000        $ 65,276,000
                                                              ============        ============

See accompanying notes to the financial statements.

Note:  The  balance  sheet at  December  31, 2006 has been  derived  from the audited  financial statements at that date.

                                               3

                             EVERLAST WORLDWIDE INC. & SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended
                                                                          March 31,
                                                              --------------------------------
                                                                  2007                 2006
                                                                  ----                 ----
                                                               (Unaudited)          (Unaudited)

Net sales                                                     $  9,049,000        $  6,967,000
Net license revenues                                             3,327,000           3,003,000
                                                              ------------        ------------
Net revenues                                                    12,376,000           9,970,000

Cost of goods sold                                               6,293,000           5,529,000
                                                              ------------        ------------

Gross profit                                                     6,083,000           4,441,000
                                                              ------------        ------------

Operating expenses:
    Selling and shipping                                         2,069,000           1,566,000
    Stock based compensation costs                                 161,000              84,000
    General and administrative                                   1,635,000           1,337,000
                                                              ------------        ------------
                                                                 3,865,000           2,987,000
                                                              ------------        ------------

Operating income                                                 2,218,000           1,454,000
                                                              ------------        ------------

Other income (expense):
    Gain on early extinguishment of preferred stock
     and prepayment of notes payable, net                             --             2,032,000
    Interest expense and financing costs                          (917,000)           (668,000)
    Investment income                                                5,000               9,000
                                                              ------------        ------------
                                                                  (912,000)          1,373,000
                                                              ------------        ------------

Income before provision for income taxes
                                                                 1,306,000           2,827,000

Provision for income taxes                                         572,000             343,000
                                                              ------------        ------------

Net income                                                    $    734,000        $  2,484,000
                                                              ============        ============

Net basic earnings per share                                  $       0.18        $       0.69
                                                              ============        ============
Net diluted earnings per share                                $       0.17        $       0.64
                                                              ============        ============

                                               4

                                           EVERLAST WORLDWIDE INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                       2007         2006
                                                                                ----------------------------
                                                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                                                    $    734,000    $  2,484,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Gain on early extinguishment of preferred stock and notes payable                --        (2,032,000)
       Depreciation and amortization                                                 338,000         246,000
       Non-cash cost in connection with stock-based compensation
        and warrant issuance                                                         161,000          84,000
       Interest income on restricted cash                                            (13,000)        (11,000)
  Changes in assets (increase) decrease:
       Accounts receivable                                                         5,206,000       4,841,000
       Inventories                                                                    90,000       2,266,000
       Prepaid expenses and other current assets                                     (46,000)      1,582,000
       Other assets                                                                  (20,000)        442,000
  Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
        and other liabilities                                                     (2,584,000)     (2,944,000)
       License deposits payable                                                         --           (26,000)
                                                                                ------------    ------------
          Net cash provided by operating activities                                3,866,000       6,932,000
                                                                                ------------    ------------

  Cash flows used by investing activities:
       Purchases of property and equipment                                          (165,000)       (178,000)
                                                                                ------------    ------------

  Cash flows from financing activities:
       (Repayments  to)/proceeds from term loan facility                            (635,000)     25,000,000
       Redemption of preferred stock and prepayment of
         notes payable                                                                  --       (22,703,000)
       Deferred financing costs on term facility                                        --        (1,895,000)
       Repayments of short-term borrowings from Factor                            (3,098,000)     (9,776,000)
       Proceeds from exercises of stock options                                         --         2,853,000
       Repayments of other debt instruments                                          (56,000)        (59,000)
                                                                                ------------    ------------
          Net cash used by financing activities:                                  (3,789,000)     (6,580,000)
                                                                                ------------    ------------

  Net (decrease) increase in cash and cash equivalents                               (88,000)        174,000
  Cash and cash equivalents, beginning of period                                     216,000          58,000
                                                                                ------------    ------------

  Cash and cash equivalents, end of period                                      $    128,000    $    232,000
                                                                                ============    ============

  Supplemental  disclosures  of cash flow  information:
    Cash paid during the period for:
       Interest                                                                 $    764,000    $    564,000
       Income taxes                                                                   32,000           7,000

See accompanying notes to financial statements.

                                                      5

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. EVERLAST WORLDWIDE INC. AND BASIS OF PRESENTATION:

    Everlast  Worldwide Inc. (herein  referred to as "the Company",  "we", "us", and "our") is a  manufacturer,  marketer  and  licensor of  sporting  goods, apparel,  footwear and other active  lifestyle  products  under the Everlast brand name. Our consolidated financial statements are presented herein as of
    March 31,  2007 and for the three  months  ended March 31, 2007 and 2006 are unaudited  and,  in the  opinion  of  management,  include  all  adjustments
    (consisting only of normal and recurring  adjustments)  necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the  information  and footnote  disclosures normally  included in audited  financial  statements  prepared in accordance with generally accepted accounting  principles.  The accompanying  unaudited consolidated  financial statements have been prepared in accordance with the instructions  to Form 10-Q.  The results of  operations  for the three month period ended March 31, 2007 are not  necessarily  indicative  of the results that may be expected for any other  interim  periods or the full year ending
    December 31, 2007.  We have  reviewed the status of our legal  contingencies and have  updated  our  disclosures  from the Form  10-K for the year  ended
    December 31, 2006 in footnote 9 below.

2.  CHANGE IN ACCOUNTING PRINCIPLE

    We  adopted  the  provisions  of FASB  Interpretation  No.  48  ("FIN  48"),
    "Accounting  for  Uncertainty  in Income  Taxes",  on January 1, 2007.  This
    interpretation  impacts  our tax  position,  taken in previous  years,  with regard to one of our subsidiaries,  which is a domestic  international sales corporation  ("DISC").  Upon adoption,  we determined that it is more likely than  not,  that our tax  position  regarding  our  DISC,  for tax  benefits previously taken, will not be sustained upon examination.  In addition to an increase in its liabilities,  this adoption  results in a cumulative  effect adjustment, as a reduction to the opening balance of retained earnings as of
    January 1, 2007,  of  $1,016,000.  This does not  include  any  amounts  for interest and  penalties,  as none are  expected.  There was no change in the liability for  unrecognized  tax benefits from the date of adoption  through
    March 31, 2007.

3. EARNINGS PER SHARE:

    We report  basic and  diluted  earnings  per share in  accordance  with SFAS
    Statement No. 128 "Earnings Per Share" ("SFAS No. 128").  Basic earnings per share amounts are computed  based on the weighted  average  number of shares actually  outstanding during the period.  Diluted earnings per share amounts are  based on an  increased  number  of  shares  that  would be  outstanding assuming the exercise of dilutive stock options and warrants.

    The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS No. 128:

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                  2007         2006
                                                              ------------------------
Numerator:
Numerator for basic and diluted
    earnings per common share --

    Net income available to common stockholders               $  734,000    $2,484,000

Denominator:
Denominator for basic earnings per

   common share --
    Weighted average shares
    outstanding during the period                              4,067,000     3,619,000

Effect of diluted securities:
Stock options and warrants                                       364,000       290,000
                                                              ----------    ----------

Denominator for diluted earnings per
   common share --
    adjusted weighted average shares and assumed
    conversions                                                4,431,000     3,909,000
                                                              ==========    ==========

    Basic net income per common share                         $     0.18    $     0.69
                                                              ==========    ==========
    Diluted net income per common share                       $     0.17    $     0.64
                                                              ==========    ==========

4.  GAIN ON EARLY EXTINGUISHMENT OF SERIES A REDEEMABLE  PARTICIPATING PREFERRED
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

    The redemptions and prepayment was accomplished by our company,  and all our wholly-owned  subsidiaries,  by entering into a $25,000,000  senior  secured four-year  term facility with Wells Fargo  Century,  Inc. Under the terms of the  facility,  we  redeemed  the  preferred  shares and  prepaid  our notes payable, and all rights and privileges thereof (including the elimination of the  make-whole  provision)  for an  aggregate  amount of  $22,700,000.  The remaining $2,300,000 of financing from the term facility was used to pay for financing and professional costs associated with the term facility. The term facility requires quarterly principal installments

    of  $635,000,  commencing  April 30, 2006,  with a balloon  payment of up to
    $15,500,000  due  December  31,  2009,  along with  monthly  interest on the related  outstanding  principal  at prime  plus 1.0%  (9.25% as of March 31,
    2007).  The term  facility has  customary  covenants  in place,  including a
    minimum   fixed-charge   financial  covenant  ratio,  and  excess  cash-flow
    recapture  (which we currently  estimate to be  $1,500,000 at March 31, 2007 and have reclassified  $1,500,000 of long-term debt into current  maturities of long-term  debt.) The term facility is secured by all of our tangible and intangible assets, as defined.

5.  INVENTORIES:

    Inventories  are  stated at the  lower of cost  (determined  on a  first-in, first-out basis) or market and consist of.

                                             As of           As of
                                           March 31,      December 31,
                                             2006            2006
                                          ----------      ----------
            Raw materials ..........      $  247,000      $1,197,000
            Work-in-process ........         314,000         233,000
            Finished goods .........       8,114,000       7,336,000
                                          ----------      ----------
                                          $8,675,000      $8,766,000
                                          ==========      ==========

6.  OPERATING SEGMENTS:

    Our  operating  segments  are  evidenced  by the  structure  of our internal organization.  The segments of sporting  goods  equipment  and licensing are defined for operations participating in Everlast brand sales activity, which are separately broken out and disclosed on our statement of operations.

    Our  sporting  goods  business  predominately  operates  in  one  geographic segment,  the United States and Canada.  As of January 1, 2007 our licensing segment receives  approximately 46% of our revenues from domestic licensees,
    26% from European licensees and 28% from all other countries.

    Where  applicable,  "other"  represents  items  necessary to  reconcile  the
    consolidated   financial  statements,   which  generally  include  corporate
    activity  and  costs,  to the  segment  financial  information  provided  as follows:

                                                           Sporting
                                                             Goods           Licensing          Other              Total
                                                          -----------       -----------      -----------       -----------
Operating income ( loss)                                  $ 1,213,000       $ 3,236,000      ($2,231,000)      $ 2,218,000
                                                          -----------       -----------      -----------       -----------

Interest and financing costs, net                                                               (912,000)         (912,000)

Income (loss) before income taxes                         $ 1,213,000       $ 3,236,000      ($3,143,000)      $ 1,306,000
                                                          ===========       ===========      ===========       ===========

FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                           Sporting
                                                             Goods           Licensing          Other              Total
                                                          -----------       -----------      -----------       -----------
Operating income (loss)                                   ($  229,000)      $ 2,926,000      ($1,243,000)      $ 1,454,000
                                                          -----------       -----------      -----------       -----------

Gain on early extinguishment of preferred stock and
prepayment of notes payable                                                                    2,032,000         2,032,000

Interest and financing costs, net                                                               (659,000)         (659,000)

Income (loss) before income taxes                         ($  229,000)      $ 2,926,000      $   130,000       $ 2,827,000
                                                          ===========       ===========      ===========       ===========

7.  STOCKHOLDERS' EQUITY:

    During the three  months  ended March 31,  2007,  paid in capital  increased
    $161,000  which was a result for the recording of non-cash  equity awards in the form of stock based  compensation.  In addition,  our opening balance of retained  earnings was reduced by $1,016,000 for the adoption of FIN 48. See footnote 2 above.

8.  FILING OF REGISTRATION STATEMENT:

    In March 2007,  we filed a  preliminary  registration  statement on Form S-1 with the Securities and Exchange Commission to offer common shares, proceeds of which are  estimated to be  approximately  $30  million,  net of offering costs. We anticipate this registration  statement to become effective in May
    2007.

9.  LEGAL MATTERS:

    On  December  20,  2000,  a claim  was  brought  against  our  company,  our subsidiary  Everlast World's Boxing  Headquarters  Corp.  ("EWBH"),  and two
    officers of our company.  The complaint  was  initiated by a EWBH  licensing representative  in the Supreme Court of the State of New York. The plaintiff
    alleged  breach  of  contract,   tortious   interference   with  contractual
    relations,  tortious  interference with prospective  business  relations and unjust enrichment stemming from our merger completed on October 24, 2000. On
    November 30, 2001,  the claims  against the officers  were  dismissed by the court. On June 27, 2002, the Appellate  Divisions  unanimously  affirmed the order dismissing the plaintiff's claims.

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
    Hearings in the  arbitration  commenced in November  2004. In April 2005, we were notified that the  arbitrator's  award held that our termination of the plaintiff's  representation  agreement  was  void  and  declared  not  to be terminated.  We filed a motion in the Supreme Court, New York County seeking an order to vacate the award.  On  January  6,  2006,  the court  rendered a written  decision  and order  granting the petition to confirm the award and dismissing our  counterclaim to vacate that portion of the award made in the plaintiff's favor and awarding the plaintiff  approximately  $690,000 due as of December 31, 2005. In February 2006, the judgment was entered and we paid the plaintiff  $690,000 plus amounts owed for  commission  earned in January
    2006 and interest thereon through February 24, 2006 aggregating $710,000. As part of the  settlement  we were also  required  to pay  commissions  to the
    plaintiff  for  the  year  ended  December  31,  2006,   which  amounted  to
    approximately $400,000.

    On April 25, 2007 our company and our chief  financial  officer  were served with new motion papers by the plaintiff,  asserting that we had violated the court's  judgment by failing to continue to remit monies to plaintiff  after
    December  31,  2006.  The  motion  seeks to hold our  company  and the chief financial officer in contempt; seeks to compel resumption in payments to the licensing  representative;  and seeks a fine, interest and costs. We believe that no monies are or were due to the plaintiff  after December 31, 2006 and that the motion lacks merit; and we intend to vigorously oppose the motion.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

    Certain   statements   contained  in  this   quarterly   report   constitute
"forward-looking statements" within the meaning of Section 27A of the Securities
Act and  Sections  21E of the  Exchange  Act.  Such  forward-looking  statements involve known and unknown risks,  uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance  or  achievements  expressed  or  implied  by  such  forward-looking statements. Such factors include, among others, the following:  general economic and  business  conditions,  our  ability  to  implement  our  business  strategy including  expanding our brand  through our  marketing  and product  development initiatives;  our ability to obtain  financing for general  corporate  purposes;
competition;  availability  of key personnel,  and changes in, or the failure to comply with,  government's  regulations,  among other geo-political and economic risk factors.  As a result of the foregoing and other factors,  no assurance can be given as to the future  results,  levels of  activity  and  achievements  and
neither  we  nor  any  person  assume   responsibility   for  the  accuracy  and
completeness of these statements.

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
Foreman,  "Sugar" Ray Leonard,  Evander  Holyfield,  Mike Tyson,  "Sugar"  Shane
Mosley and Jermain Taylor and our products established a reputation for quality, durability  and  performance.  In order to  capitalize  on the rich heritage and authenticity  of the Everlast  brand,  we extended the Everlast brand outside of the  boxing  ring into  complementary  product  categories,  including  apparel, footwear, eyewear,  nutritional products,  fragrances and other active lifestyle products. We accomplished this through 86 licensing  arrangements with licensees in over  100  countries  who have  expertise  in these  product  categories  and territories.  Our  strategy  is to continue  to  leverage  the unique  qualities represented by the Everlast  brand -- Strength,  Dedication,  Individuality  and
Authenticity  -- to become a leading global  athletic brand and a necessary part of the lives of consumers who train, compete and live an active lifestyle.

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

LICENSED PRODUCTS.  We currently manage 26 domestic licensing  arrangements with licensees  who design,  source and market a range of products in the U.S.  under the Everlast  brand  including  apparel,  footwear,  sporting  goods  equipment, eyewear,  nutritional products and other active lifestyle products. In addition, to capitalize on the worldwide  recognition of the Everlast  brand,  we expanded our  presence  in  international  markets  through a global  network of licensee partners.  We currently utilize 60 licensing  arrangements in over 100 countries worldwide with licensees who design,  source,  manufacture and market a range of
products  under  the  Everlast  brand,   including  boxing  and  sporting  goods
equipment,  apparel,  footwear,  eyewear,  nutritional products,  fragrances and other active lifestyle products. In return for rights to market products bearing our  trademarks,  our  licensees  pay us  royalties  based upon the net sales of
Everlast  branded  products.  In addition,  a significant  number of our license agreements  contain  contractual  guaranteed  minimum  royalties.  Our licensing business  model  provides  higher  margins  with lower  operating  risk than our sporting goods equipment business.

RESULTS OF OPERATIONS

NET  REVENUES.  Net revenues  include net sales from the sale of sporting  goods equipment and net license  revenues.  Net sales from the sale of sporting  goods equipment are recorded net of estimated  sales  discounts and returns based upon specific  customer  agreements and historical  trends.  All sales are final upon shipment.  Net license revenues represent  royalties paid by licensees in return
for  exclusive  rights  to  market  products  bearing  Everlast  trademarks.   A
significant  portion of our net  license  revenue  is  generated  by  guaranteed
minimum   royalties.   One  licensee,   Jacques  Moret,   Inc.,   accounted  for
approximately  23.9% of our  gross  license  revenues,  with no  other  licensee representing  greater  than  10.0% of gross  license  revenues,  during the most recent year ended 2006.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006

NET REVENUES. Net revenues increased 24.1% to $12.4 million for 2007 compared to
$10.0  million  for 2006.  Net sales  from  sporting  goods  equipment  for 2007 increased  30.0% to a record $9.0  million  compared  to $7.0  million for 2006.
Growth was driven by a combination of the  introduction  of new products and new distribution,  as well as  continued  increases  in the  appeal of the  Everlast brand. Net license revenues increased 10.8% to $3.3 million for 2007 compared to
$3.0 million for 2006. The growth was driven from organic increases in licensing income by our worldwide  licensees,  particularly in the United  Kingdom,  South
Korea,  and Chile.  This growth offset the  termination  of a European  sporting goods  equipment  licensee,  who was not acting in  accordance  with our product quality and  distribution  standards.  This  licensee has since been replaced by another  licensee and shipping of sporting goods equipment in Europe is expected to resume in the third quarter of this year.

GROSS  PROFIT.  Gross  margin  increased  37.0% to $6.1  million  (49.2%  of net revenues)  compared  to $4.4  million  (44.5% of net  revenues)  for  2006.  The increase in gross margin was achieved from two factors:  an increase in revenues from our more highly  profitable  licensing  business;  and our  sporting  goods business gross margin improving 980 basis points versus the year-ago period. The first  quarter  higher  gross  profit  margin  on  sporting  goods  was due to a
combination  of  higher  product   margins  on  new  products,   logistical  and
operational  efficiencies,   and  improvements  in  sourcing,   benefiting  from
initiatives implemented in the second half of fiscal 2006.

SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES.  Selling and shipping  expenses increased  to $2.1 million  (16.7% of net  revenues)  for 2007  compared to $1.6 million (15.7% of net revenues) for 2006. The increase was primarily a result of planned increased marketing to support our global brand integration. General and administrative  expenses  increased  to $1.6  million for 2007  compared to $1.3 million  for  2006.  The  increase  was a result of  higher  corporate  overhead directly  related to support

our higher revenue base and also to support ourglobal brand integration.  During
2007,  we incurred  stock-based  compensation  expense of  $161,000,  net of tax benefits compared to $84,000 in 2006.

OPERATING INCOME. Operating income increased 52.5% to $2.2 million (17.9% of net revenues)  for 2007  compared to $1.5 million  (14.6% of net revenues) for 2006.
The increase in operating income and operating margin for 2007 was primarily the result of higher net revenues and improved gross margins, as explained above.

INTEREST EXPENSE AND FINANCING COSTS. Interest expense and finance costs, net of interest  income,  increased to $912,000 for 2007 compared to $659,000 for 2006.
The increase was due to a full quarter of higher borrowing costs associated with our term  facility as  compared to the 2006 period  which only had a month and a half of interest associated with this term facility.

OTHER EXPENSE  (INCOME).  In February 2006, we recorded a $2.0 million  tax-free gain from the early redemption of our preferred stock in the aggregate principal amount of $20.0 million and the  prepayment of our  outstanding  $6.0 million in notes  payable to one of the holders of the  preferred  stock by entering into a term facility.

INCOME BEFORE  PROVISION FOR INCOME TAXES.  Income before income taxes decreased to $1.3  million for 2007  compared to $2.8  million for 2006.  The decrease was primarily  a result of the tax free gain  from the early  extinguishment  of our debt instruments, as explained above, offset by higher operating income achieved in 2007 compared to 2006.

PROVISION FOR INCOME  TAXES.  We recognized a tax provision of $572,000 for 2007 compared to $343,000 for 2006. Our tax rate in 2006 was favorably  impacted to a large extent by the gain on the extinguishment of our preferred stock. We expect our tax rate to be approximately 40.0% in 2007 after the add-back of stock based compensation in our pre-tax income.

NET INCOME.  Net income  decreased to $734,000 for 2007 compared to $2.5 million for 2006 due the 2006 tax free gain on the redemption of the preferred  stock as explained above.

LIQUIDITY AND CAPITAL RESOURCES

We finance our  operations and growth  primarily with cash flows  generated from operations  and from the  asset-based  availability  to  borrow  from our  $17.0 million demand line of credit through our factoring agreement.

Net cash provided by operating  activities for 2007 was $3.9 million as compared to $6.9  million for 2006.  The decrease  was due to the higher  operating  cash flows  generated  by  working  capital  items  within the 2006  period  from the discontinuation  of our apparel  businesses  at the end of 2005.  However,  this decrease in working  capital cash  conversions  was offset by our  comparatively higher  2007 net  income as  compared  to the 2006 net  income  before  the $2.0 million gain on the extinguishment of our preferred stock.  Operating cash flows in both  2007 and 2006 were used to repay  the  short-term  borrowings  from our factoring  agreement.  Net cash used for investing  activities for 2007 and 2006 was $165,000 and $178,000,  respectively,  as our  operations and business model are not capital intensive at this moment.

Cash used in financing  activities  was $3.8 million  during 2007 as compared to cash used in financing activities of $6.6 million during 2006. In February 2006, we recorded a $2.0 million gain from the early redemption of our preferred stock in the aggregate  principal  amount of $20.0  million and the  prepayment of our outstanding $6.0 million in notes payable to one of the holders of the preferred stock by entering into a term facility with Wells Fargo. Using the proceeds from the term facility,  we redeemed all our outstanding preferred stock, prepaid all of our  outstanding  notes  payable  associated  with the preferred  stock,  and eliminated all rights and privileges of holders of the preferred  stock,  for an aggregate  amount of $22.7 million.  The remaining $2.3 million  available under the term facility was used to pay financing and  professional  costs  associated
with  the  term  facility.   The  term  facility  requires  quarterly  principal
installments of $635,000,  commencing  April 30, 2006, with a balloon payment of up to $15.5  million due December 31, 2009,  along with monthly  interest on the related  outstanding  principal at prime plus 1.0% (9.25% at December 31, 2006.)
The  term  facility  provides  for  customary   covenants  including  a  minimum
fixed-charge  financial covenant ratio and excess cash-flow recapture.  The term facility  is secured by all of our  assets.  In  addition,  we amended our $17.0 million demand line of credit with our factoring agreement.

Effective  February  2006, we have a $17.0 million  advance limit  pursuant to a factoring agreement with Wells Fargo that is used for the assignment and funding of certain of our accounts  receivable  and to fund  inventory  working  capital needs.  The  amount  due under our  factoring  agreement  as of March 31,  2007, aggregating  $6.0 million,  represents  advances  received in excess of net cash receipts  received  from the  assignment of these  receivables,  which serves as collateral. The borrowings are also collateralized by our inventory, as defined.
Interest is charged at 1.0% above prime on advances.  At April 27, 2007,  we had availability under this facility of up to $8.0 million.

At March 31,  2007,  cash and cash  equivalents  was  $128,000  as  compared  to
$216,000 at December  31, 2006.  Working  capital was $2.9 million at both March
31, 2007 and December 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no changes in financial market risk as originally  discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

    Based on  their  evaluation,  as of the end of the  period  covered  by this report,  our Chief Executive  Officer and Chief Financial Officer have concluded that our  disclosure  controls  and  procedures  (as defined in Rules 13a-14 and
15d-14 under the Securities  Exchange Act of 1934) are effective.  There were no changes in our internal  controls that occurred  during the last fiscal  quarter that have materially  affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 6. EXHIBITS

    (a) Exhibits

    10.1  First Amendment to Employment Agreement,  dated April 26, 2007, by and between Everlast Worldwide Inc. and Seth A. Horowitz
    10.2  First Amendment to Employment Agreement,  dated April 26, 2007, by and between Everlast Worldwide Inc. and Gary J. Dailey
    10.3  Employment  Agreement,  dated as of November 29, 2007,  by and between
          Everlast Worldwide Inc. and Gerard deLisser
    10.4  Employment  Agreement by and between  Everlast  Worldwide Inc. and Tom
          Higgerson
    10.5  Employment  Agreement,  dated  as of  April 3,  2007,  by and  between
          Everlast Worldwide Inc. and Mark Mackay
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

                                         EVERLAST WORLDWIDE INC.

Date: April 27, 2007                     By:  /s/ Seth Horowitz
                                              ----------------------------------
                                         Name: Seth Horowitz
                                         Title: Chief Executive Officer,
                                                President

                                         By: /s/ Gary J. Dailey
                                             -----------------------------------
                                         Name: Gary J. Dailey
                                         Title: Chief Financial Officer,
                                                Chief Accounting Officer

