Form 10-Q
period 2007-06-30
EVERLAST WORLDWIDE INC
filed 2007-08-13
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2007

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
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

                        Yes |X|                    No |_|

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

                        Yes |_|                    No |X|

      The number of common equity shares  outstanding  as of August 10, 2007 was
4,080,023 shares of Common Stock, $.002 par value.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets -
           June 30, 2007 (Unaudited) and December 31, 2006                3

           Consolidated Statements of Operations -
           Three and Six Months ended June 30, 2007 and 2006 (Unaudited)  4

           Consolidated Statements of Cash Flows -
           Six Months ended June 30, 2007 and 2006 (Unaudited)            5

           Notes to Consolidated Financial Statements -

           Six Months ended June 30, 2007 - (Unaudited)                   6-14

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      15-20

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk      20

  Item 4.  Controls and Procedures                                        20

PART II. OTHER INFORMATION

  Items 2  through 3 and 5 not applicable

  Item 1   Legal update

  Item 4.  Submission of Matters to Vote of Security Holders 20

  Item 6.  Exhibits                                                       21

SIGNATURES                                                                22

                                              EVERLAST WORLDWIDE INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,      December 31,
                                                                                           2007           2006
                                                                                      ------------    ------------
                                                                                       (Unaudited)       (Note)
 ASSETS
 Current assets:
  Cash and cash equivalents                                                           $    150,000    $    216,000
  Accounts and licensing receivables, net of allowance for
   doubtful accounts of $286,000 and $108,000, respectively                              9,984,000      15,649,000
  Inventories                                                                            9,577,000       8,766,000
  Prepaid expenses and other current assets                                              1,703,000       1,098,000
                                                                                      ------------    ------------
                Total current assets                                                    21,414,000      25,729,000

  Restricted cash                                                                        1,136,000       1,109,000
  Property and equipment, net                                                            6,321,000       6,235,000
  Goodwill                                                                               6,718,000       6,718,000
  Trademarks, net                                                                       22,664,000      22,664,000
  Other assets                                                                           2,485,000       2,821,000
                                                                                      ------------    ------------
                                                                                      $ 60,738,000    $ 65,276,000
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings from factor                                                   $  8,882,000    $  9,079,000
  Mortgage payable                                                                       2,320,000       2,419,000
  Current maturities of long-term debt                                                   4,040,000       3,953,000
  Accounts payable                                                                       4,418,000       5,638,000
  Accrued expenses and other current liabilities                                           971,000       1,696,000
                                                                                      ------------    ------------
                Total current liabilities                                               20,631,000      22,785,000

Other liabilities                                                                        1,380,000         667,000
Long-term debt, net of current maturities                                               17,785,000      19,161,000
                                                                                      ------------    ------------
                Total liabilities                                                       39,796,000      42,613,000
                                                                                      ------------    ------------

Stockholders' equity:
  Common stock, par value $.002; 19,000,000 shares authorized;
     4,254,023 issued in 2007and 4,240,525 issued in 2006;
     4,080,023 and 4,066,525 outstanding in 2007 and 2006                                   10,000          10,000
  Paid-in capital                                                                       17,811,000      17,380,000
  Retained earnings                                                                      3,848,000       6,000,000
                                                                                      ------------    ------------
                                                                                        21,669,000      23,390,000
  Less treasury stock, at cost (174,000 common shares)                                    (727,000)       (727,000)
                                                                                      ------------    ------------
                                                                                        20,942,000      22,663,000
                                                                                      ------------    ------------
                                                                                      $ 60,738,000    $ 65,276,000
                                                                                      ============    ============

See accompanying notes to the consolidated financial statements.

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

                                                       EVERLAST WORLDWIDE INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                 ------------------------------------------------------------------
                                                                     2007              2006              2007             2006

                                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net sales                                                        $  8,674,000      $  6,798,000      $ 17,723,000      $ 13,765,000
Net license revenues                                                3,482,000         3,039,000         6,809,000         6,042,000
                                                                 ------------      ------------      ------------      ------------
Net revenues                                                       12,156,000         9,837,000        24,532,000        19,807,000

Cost of goods sold                                                  5,585,000         5,340,000        11,878,000        10,869,000
                                                                 ------------      ------------      ------------      ------------

Gross profit                                                        6,571,000         4,497,000        12,654,000         8,938,000
                                                                 ------------      ------------      ------------      ------------

Operating expenses:
  Selling and shipping                                              2,259,000         1,320,000         4,327,000         2,886,000
  Stock-based compensation and warrant costs                          202,000           135,000           363,000           219,000
  General and administrative                                        1,983,000         1,476,000         3,618,000         2,813,000
                                                                 ------------      ------------      ------------      ------------
                                                                    4,444,000         2,931,000         8,308,000         5,918,000
                                                                 ------------      ------------      ------------      ------------

Operating income                                                    2,127,000         1,566,000         4,346,000         3,020,000
                                                                 ------------      ------------      ------------      ------------

Other income (expense):
  Gain on early extinguishment of preferred
  stock and prepayment of notes payable, net                             --                --                --           2,032,000
  Non-recurring merger-related costs                               (4,215,000)             --          (4,215,000)             --
  Interest expense and financing costs, net of
  investment income                                                  (848,000)         (823,000)       (1,761,000)       (1,482,000)
                                                                 ------------      ------------      ------------      ------------
                                                                   (5,063,000)         (823,000)       (5,976,000)          550,000
                                                                 ------------      ------------      ------------      ------------

(Loss) income before (benefit) provision for income
taxes                                                              (2,936,000)          743,000        (1,630,000)        3,570,000

(Benefit) provision for income taxes                               (1,066,000)          341,000          (494,000)          684,000
                                                                 ------------      ------------      ------------      ------------

Net (loss) income                                                $ (1,870,000)     $    402,000      $ (1,136,000)     $  2,886,000
                                                                 ============      ============      ============      ============

Basic net (loss) earnings per common share                       $      (0.46)     $       0.10      $      (0.28)     $       0.77
                                                                 ============      ============      ============      ============
Diluted net (loss) earnings per common share                     $      (0.46)     $       0.10      $      (0.28)     $       0.72
                                                                 ============      ============      ============      ============

See accompanying notes to the consolidated financial statements.

                                                 EVERLAST WORLDWIDE INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                               -------------------------------
                                                                                     2007              2006
                                                                               -------------------------------
                                                                                          (Unaudited)

Cash flows from operating activities:
  Net (loss) income                                                            $ (1,136,000)      $  2,886,000
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
       Gain on early extinguishment of preferred stock and notes payable               --           (2,032,000)
       Depreciation and amortization                                                687,000            568,000
       Non cash cost in connection with stock-based compensation
         and warrant issuance                                                       363,000            219,000
       Interest income on restricted cash                                           (27,000)           (23,000)
Changes in assets (increase) decrease:
       Accounts receivable                                                        5,361,000          3,508,000
       Inventories                                                                 (811,000)         2,270,000
       Prepaid expenses and other current assets                                   (604,000)         1,134,000
       Other assets                                                                 (87,000)           676,000
Changes in liabilities increase (decrease):
       Accounts payable, accrued expenses
       and other liabilities                                                     (1,919,000)        (1,066,000)
       License deposits payable                                                        --              (24,000)
                                                                               ------------       ------------
             Net cash provided by operating activities                            1,827,000          8,114,000
                                                                               ------------       ------------

Cash flows used by investing activities:
       Purchases of property and equipment                                         (376,000)          (278,000)
                                                                               ------------       ------------

Cash flows from financing activities:
       (Repayments of)/proceeds from term loan facility                          (1,270,000)        25,000,000
       Redemption of preferred stock and prepayment of notes payable                   --          (22,703,000)
       Deferred financing costs on term facility                                       --           (2,059,000)
       Repayments of short-term borrowings from Factor                             (197,000)       (10,050,000)
       Proceeds from exercises of stock options                                      68,000          2,912,000
       Repayments of other debt instruments                                        (118,000)          (752,000)
                                                                               ------------       ------------
             Net cash used by financing activities:                              (1,517,000)        (7,652,000)
                                                                               ------------       ------------

Net (decrease) increase in cash and cash equivalents                                (66,000)           184,000
Cash and cash equivalents, beginning of period                                      216,000             58,000
                                                                               ------------       ------------

Cash and cash equivalents, end of period                                       $    150,000       $    242,000
                                                                               ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                $  1,463,000       $  1,243,000
       Income taxes                                                                  32,000              8,000

See accompanying notes to consolidated financial statements.

                             EVERLAST WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  EVERLAST WORLDWIDE INC. AND BASIS OF PRESENTATION:

    Everlast  Worldwide Inc. (herein  referred to as "the Company",  "we", "us", and "our") is a  manufacturer,  marketer  and  licensor of  sporting  goods, apparel,  footwear and other active  lifestyle  products  under the Everlast brand name. Our  consolidated  financial  statements  presented herein as of
    June 30, 2007 and for the three and six months  ended June 30, 2007 and 2006 are unaudited  and, in the opinion of  management,  include all  adjustments
    (consisting  only of  normal  recurring  adjustments)  necessary  for a fair presentation of financial position and results of operations. Such financial statements do not include all of the  information  and footnote  disclosures normally  included in audited  financial  statements  prepared in accordance with generally accepted accounting  principles.  The accompanying  unaudited consolidated  financial statements have been prepared in accordance with the instructions  to Form 10-Q.  The results of operations for the three and six month  periods  ended June 30, 2007 are not  necessarily  indicative  of the results that may be expected for any other interim  periods or the full year ending  December  31,  2007.  We  have  reviewed  the  status  of our  legal contingencies  and have updated our  disclosures  from the Form 10-K for the year ended December 31, 2006 in the footnotes  below.  This report should be read in conjunction with the 2006 annual report on Form 10K.

2.  CHANGE IN ACCOUNTING PRINCIPLE AND PENDING ACCOUNTING  PRONOUCEMENTS

    We  adopted  the  provisions  of FASB  Interpretation  No.  48  ("FIN  48"),
    "Accounting  for  Uncertainty  in Income  Taxes," on  January 1, 2007.  This
    interpretation  impacts  our tax  position,  taken in previous  years,  with regard to one of our subsidiaries,  which is a domestic  international sales corporation  ("DISC").  Upon adoption,  we determined that it is more likely than  not,  that our tax  position  regarding  our  DISC,  for tax  benefits previously taken, will not be sustained upon examination.  In addition to an increase in its liabilities,  this adoption  results in a cumulative  effect adjustment, as a reduction to the opening balance of retained earnings as of
    January 1, 2007,  of  $1,016,000.  This does not  include  any  amounts  for interest and  penalties,  as none are  expected.  There was no change in the liability for  unrecognized  tax benefits from the date of adoption  through
    June 30, 2007.

    In September 2006, the Financial  Accounting Standards Board ("FASB") issued
    Statement of Financial  Accounting  Standards  ("SFAS") No. 157, "Fair Value
    Measurements."  This statement  defines fair value,  establishes a framework for measuring fair value in GAAP, and enhances  disclosures about fair value measurements.  This statement  applies when other accounting  pronouncements require  fair  value  measurements;  it does  not  require  new  fair  value measurements.  This statement  responds to investors'  requests for expanded
    information   about  the  extent  to  which  companies  measure  assets  and liabilities at fair value,  the information  used to measure fair value, and the  effect  of fair  value  measurement  on  earnings.  This  statement  is effective  for fiscal years  beginning  after  November 15, 2007 and interim periods  within  those  years.  The  Company is  evaluating  the effect this statement will have on its financial statements.

    In February  2007,  the FASB issued SFAS No. 159, "The Fair Value Option for
    Financial  Assets and Liabilities - Including an amendment of FASB Statement
    No.  115."  This  statement  permits  entities  to  choose to  measure  many financial  instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate  volatility  in reported  earnings  caused by measuring  related assets and  liabilities  differently  without  having to apply complex hedge

    accounting  provisions.   This  statement  is  effective  for  fiscal  years
    beginning  after  November 15, 2007 and interim  periods within those years.
    The  Company  is  evaluating  the  effect  this  statement  will have on its financial statements.

3.  RECENT BUSINESS DEVELOPMENTS:

    PENDING MERGER AGREEMENT

    On June 1, 2007,  we  entered  into a merger  agreement  with  Hidary  Group
    Acquisitions,  LLC and Hidary Group  Acquisitions,  Inc.  (which we refer to
    herein  as  the  "Prior  Merger   Agreement")  and  pursuant  to  which  our
    stockholders would receive $26.50 per share in merger consideration. On June
    15,  2007,  we filed a proxy  statement  with the  Securities  and  Exchange
    Commission  in  respect  of the Prior  Merger  Agreement.  The Prior  Merger
    Agreement  provided for a 30-day "go-shop" period during which time, we were permitted to solicit and encourage acquisition proposals for our company. On
    June 21, 2007, Brands Holdings Limited,  a private company limited by shares incorporated  in England and Wales,  and EWI  Acquisition,  Inc., a Delaware
    corporation  and a  wholly  owned  subsidiary  of  Brands  Holdings  Limited
    (collectively   "Brands  Holdings")   submitted  an  acquisition   proposal,
    providing for per share merger  consideration  of $30.00 per share,  that we determined was superior to the transaction  contemplated by the Prior Merger
    Agreement. Accordingly, on June 28, 2007, we paid Hidary Group Acquisitions,
    LLC a termination  fee of $3,000,000  (as  contemplated  by the Prior Merger
    Agreement and included in  non-recurring  merger related costs in the second quarter of 2007),  terminated the Prior Merger  Agreement in accordance with its terms and entered  into a merger  agreement  with Brands  Holdings ( the
    "Merger  Agreement").  On June 29, 2007, following receipt of an acquisition proposal from the parties to the Prior Merger Agreement providing for merger consideration  of $31.25 per  share,  Brands  Holdings  offered to amend the terms of the Merger Agreement to increase the merger consideration to $33.00 per share. Accordingly,  on June 29, 2007, we entered into Amendment No.1 to the Merger Agreement.  On July 11, 2007, since amended on August 1, 2007, we filed a revised preliminary proxy statement with the Securities and Exchange
    Commission  on  Schedule  14A  pursuant to Section  14(a) of the  Securities
    Exchange  Act of 1934.  Consummation  of the Merger  Agreement is subject to customary closing conditions, including the expiration or termination of any waiting period under the  Hart-Scott-Rodino  Antitrust  Improvements  Act of
    1976, as amended and  stockholder  approval of a majority of the outstanding shares.  We expect the Merger Agreement with Brands Holdings to be completed and closed in the fall of 2007.

    PENDING MERGER LITIGATION

    On  July  10,  2007,  Hidary  Group  Acquisitions,   LLC  and  Hidary  Group
    Acquisitions,  Inc.  (collectively,  "Hidary")  brought a  complaint  in the
    Delaware Court of Chancery (the "Hidary Action"). The complaint, which names
    Everlast Worldwide Inc. as the defendant, among other things, alleges claims arising out of the proposed  transaction  with Brands Holdings for breach of the Prior Merger Agreement. The complaint sought a declaratory judgment that the Prior Merger  Agreement was a valid and enforceable  contract,  specific performance of the Prior Merger Agreement,  a declaratory  judgment that our
    Merger Agreement with Brands Holdings was ineffective under its own terms, a permanent  injunction  against our proposed merger with Brands Holdings,  an award of  damages  against  us for our  alleged  breach of the Prior  Merger
    Agreement  and such other  relief as the court may deem just and proper.  On
    July 20,  2007,  Brands  Holdings  filed a Complaint  in  Intervention  (the
    "Intervention  Complaint").  The Intervention  Complaint sought, among other things,  specific  performance  of the Merger  Agreement,  and relief from a certain standstill agreement and payment of a certain termination fee in the event that the  Hidary  Action was  successful.  On August 3, 2007,  Hidary,
    Everlast  and  Brands  Holdings  (collectively,  "the  Parties")  reached an agreement in principle to settle the Hidary Action. In consideration for the settlement and release of all Claims (as defined below) released thereunder, the Parties  agreed among other things that Hidary shall cause the voluntary dismissal,  with prejudice, of the Hidary Action; provided that in the event of further litigation against Hidary by Everlast or Brands Holdings relating to the  currently  contemplated  sale of  Everlast  as a public  company for matters not released hereunder (including, without limitation, litigation in respect of  conduct  related to such sale of  Everlast  after the  Effective
    Date), none of Brands Holdings or Everlast would oppose the reinstitution by
    Hidary of that  component of the Hidary Action that relates solely to relief in the form of money  damages  not to  exceed  $1,500,000  in the event of a final  determination  that  under  the Prior  Merger  Agreement  Hidary  was entitled to a "Termination  Fee" (as defined in the Prior Merger  Agreement)
    of $4,500,000 and not $3,000,000.

    On or about June 6,  2007,  we were  served  with a  purported  class-action complaint  brought in the Supreme Court of the State of New York,  County of
    New York, on behalf of William  Sweet,  an alleged  stockholder of ours, and all others  similarly  situated.  The  complaint,  which names as defendants
    Everlast  Worldwide  Inc.,  and our  directors  Seth A.  Horowitz,  James K.
    Anderson, Edward R. Epstein, Larry A. Kring, Mark Ackereizen,  Steen Kanter,
    Theodore A. Atlas,  James J.  McGuire,  Jr.,  and Jeffrey M.  Schwartz  (the
    "Individual  Defendants"),  alleges  claims  arising  out  of  our  proposed transaction  with  affiliates of M. Hidary & Company,  Inc., for breaches of fiduciary  duty.  The  complaint  seeks  a  declaratory  judgment  that  the
    Individual  Defendants have breached their fiduciary duties to plaintiff and the purported  class members,  a preliminary  and permanent  injunction from consummating the proposed transaction and attorneys' fees and costs. On July
    24, 2007, the plaintiffs voluntarily withdrew the action that was pending in
    New York  state  court,  and  filed  such  action in the  Delaware  Court of
    Chancery.  No further action has taken place in the Delaware proceeding.  We believe that these claims are without merit and intend to defend this action vigorously.

    On July 10,  2007,  a purported  class-action  complaint  was brought in the
    Delaware  Court of  Chancery,  on behalf of Charles J.  Restivo,  an alleged stockholder of ours, and all others similarly situated. The complaint, which names as defendants Everlast Worldwide Inc., our directors Seth A. Horowitz,
    James K. Anderson, Edward R. Epstein, Larry A. Kring, Steen Kanter, Theodore
    A.  Atlas,  James J.  McGuire,  Jr.,  Jeffrey  M.  Schwartz  (the  "Director
    Defendants"),  Brands Holdings, Sports Direct International plc and Everlast
    alleges claims related to our proposed  transaction with Brands Holdings for breaches of fiduciary  duty (and aiding and  abetting  such  breaches).  The complaint  seeks a declaratory  judgment that the Director  Defendants  have breached  their  fiduciary  duties  to  plaintiff  and the  purported  class
    members,  an  injunction  against  the  proposed   transaction  with  Brands
    Holdings,  or,  if the  transaction  is  consummated,  a  rescission  of the proposed  transaction with Brands Holdings and attorneys' and experts' fees.
    The Delaware Court of Chancery has scheduled a hearing on plaintiff's Motion for Preliminary Injunction for August 29, 2007. We have moved to dismiss the complaint  for  failure to state a claim upon which  relief can be  granted, which motion is pending.  We believe that these claims are without merit and intend to defend this action vigorously.

    PRELIMINARY REGISTRATION STATEMENT ON FORM S-1

    In March 2007,  we filed a  preliminary  registration  statement on Form S-1 with the Securities and Exchange Commission to offer common shares, proceeds of which were  estimated to be  approximately  $30 million,  net of offering costs. We have agreed to cancel this  registration  statement as a condition to closing of the Merger Agreement.  We incurred  approximately  $470,000 in legal, accounting, printing and other costs associated with this preliminary registration  statement  and  have  included  such  costs  in  non-recurring merger-related costs.

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

                                                                             Three Months Ended                Six Months Ended
                                                                                  June 30,                         June 30,
                                                                         -----------------------------------------------------------
                                                                             2007            2006            2007            2006
                                                                         -----------------------------------------------------------
Numerator for basic and diluted earnings per common share --
                                                                         -----------      ----------     -----------      ----------
     Net (loss) income available to common stockholders                  $(1,870,000)     $  402,000     $(1,136,000)     $2,886,000
                                                                         -----------      ----------     -----------      ----------

Denominator for basic (loss) earnings per common share --
     Weighted average shares
     outstanding during the period                                         4,078,000       3,883,000       4,072,000       3,750,000
                                                                         -----------      ----------     -----------      ----------
Effect of diluted securities:
Stock options and warrants                                                      --           274,000            --           283,000
                                                                         -----------      ----------     -----------      ----------
Denominator for diluted earnings per common share --
     adjusted weighted average shares and assumed conversions              4,078,000       4,157,000       4,072,000       4,033,000
                                                                         ===========      ==========     ===========      ==========
     Basic net (loss) income per common share                            $     (0.46)     $     0.10     $     (0.28)     $     0.77
                                                                         ===========      ==========     ===========      ==========
     Diluted net (loss) income per common share                          $     (0.46)     $     0.10     $     (0.28)     $     0.72
                                                                         ===========      ==========     ===========      ==========

    As a result of the net loss per share  for the  three and six  months  ended
    June 30, 2007, the denominator for fully diluted shares excludes the effects of stock  options,  warrants  and other  equity  consideration,  aggregating
    307,000  and  336,000   shares   respectively,   as  the  results  would  be
    anti-dilutive.

5.  GAIN ON EARLY EXTINGUISHMENT OF SERIES A REDEEMABLE  PARTICIPATING PREFERRED
    STOCK ("PREFERRED STOCK") AND NOTES PAYABLE, AND LONG-TERM DEBT:

    On  February  8,  2006,  we  announced  the  entire  redemption  of our then
    outstanding   $20,000,000   of  preferred   stock  and  related  rights  and
    privileges, including the elimination of the profit-sharing mechanism (which were in the form of dividends),  the retirement of the two board of director seats reserved for the holders of the preferred  stock and the prepayment of our outstanding  $6,000,000 in notes payable to one of the former  preferred stockholders.  We reported a gain on the early redemption of preferred stock and  prepayment  of  notes  payable  of  $2,032,000,  in  our  Statement  of
    Operations in fiscal 2006.

    The redemptions and prepayment was accomplished by our company,  and all our wholly-owned  subsidiaries,  by entering into a $25,000,000  senior  secured four-year  term facility with Wells Fargo  Century,  Inc. Under the terms of the  facility,  we  redeemed  the  preferred  shares and  prepaid  our notes payable, and all rights and privileges thereof (including the elimination of the  make-whole  provision)  for an  aggregate  amount of  $22,700,000.  The remaining $2,300,000 of financing from the term facility was used to pay for financing and professional costs associated with the term facility. The term facility requires quarterly principal  installments of $635,000,  commencing
    April 30, 2006, with a balloon payment of up to $15,500,000 due December 31,
    2009,  along with monthly interest on the related  outstanding  principal at prime plus 1.0% (9.25% as of June 30, 2007). The term facility has customary covenants  in place,  including a minimum  fixed-charge  financial  covenant ratio,  and excess cash-flow  recapture  (which we currently  estimate to be
    $1,500,000  at June 30, 2007 and have  reclassified  $1,500,000 of long-term debt into  current  maturities  of  long-term  debt.) The term  facility  is secured by all of our tangible and intangible assets, as defined.

6.  INVENTORIES:

    Inventories  are  stated at the  lower of cost  (determined  on a  first-in, first-out basis) or market and consist of.

                                                      As of          As of
                                                    June 30,      December 31,
                                                      2007            2006
                                                  ------------    ------------
                                                  (unaudited)      (audited)
        Raw materials ........................    $  389,000      $1,197,000
        Work-in-process ......................        55,000         233,000
        Finished goods .......................     9,133,000       7,336,000
                                                  ----------      ----------
                                                  $9,577,000      $8,766,000
                                                  ==========      ==========

7.  OPERATING SEGMENTS:

    Our  operating  segments  are  evidenced  by the  structure  of our internal organization.  The segments of sporting  goods  equipment  and licensing are defined for operations participating in Everlast brand sales activity, which are separately broken out and disclosed on our statement of operations.

    Our  sporting  goods  business  predominately  operates  in  one  geographic segment,  the United States and Canada.  As of January 1, 2007 our licensing segment receives  approximately 46% of its revenues from domestic licensees,
    26% from European licensees and 28% from all other countries.

    Where  applicable,  "other"  represents  items  necessary to  reconcile  the
    consolidated   financial  statements,   which  generally  include  corporate
    activity  and  costs,  to the  segment  financial  information  provided  as follows:

FOR THE THREE MONTHS ENDED JUNE 30, 2007

                                       Sporting
                                         Goods       Licensing        Other          Total
                                     ------------   ------------   ------------   ------------

Operating income ( loss)             $ 1,585,000    $ 3,332,000    $(2,790,000)   $ 2,127,000
                                     -----------    -----------    -----------    -----------

Interest and financing costs, net          --             --          (848,000)      (848,000)

Non-recurring merger-related costs         --             --        (4,215,000)    (4,215,000)

                                     -----------    -----------    -----------    -----------

Income (loss) before income taxes    $ 1,585,000    $ 3,332,000    $(7,853,000)   $(2,936,000)
                                     ===========    ===========    ===========    ===========

FOR THE THREE MONTHS ENDED JUNE 30, 2006

                                      Sporting
                                        Goods       Licensing        Other          Total
                                    ------------   ------------   ------------   ------------

Operating income (loss)             $   141,000    $ 2,908,000    $(1,483,000)   $ 1,566,000
                                    -----------    -----------    -----------    -----------

Interest and financing costs, net         --             --          (823,000)      (823,000)

                                    -----------    -----------    -----------    -----------
Income (loss) before income taxes   $   141,000    $ 2,908,000    $(2,306,000)   $   743,000
                                    ===========    ===========    ===========    ===========

FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                        Sporting
                                          Goods       Licensing         Other           Total
                                      ------------   -------------   -------------   -------------

Operating income ( loss)             $  2,798,000    $  6,568,000    $ (5,020,000)   $  4,346,000
                                     ------------    ------------    ------------    ------------

Interest and financing costs, net           --              --         (1,761,000)     (1,761,000)

Non-recurring merger-related costs          --              --         (4,215,000)     (4,215,000)

                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes    $  2,798,000    $  6,568,000    $(10,996,000)   $ (1,630,000)
                                     ============    ============    ============    ============

FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                                    Sporting
                                                      Goods       Licensing        Other          Total
                                                  ------------   ------------   ------------   ------------

Operating income (loss)                           $   (88,000)   $ 5,834,000    $(2,726,000)   $ 3,020,000
                                                  -----------    -----------    -----------    -----------

Gain on early extinguishment of preferred stock
and prepayment of notes payable                         --             --         2,032,000      2,032,000

Interest and financing costs, net                       --             --        (1,482,000)    (1,482,000)

                                                  -----------    -----------    -----------    -----------
Income (loss) before income taxes                 $   (88,000)   $ 5,834,000    $(2,176,000)   $ 3,570,000
                                                  ===========    ===========    ===========    ===========

8.  STOCKHOLDERS' EQUITY:

    During  the six  months  ended  June 30,  2007,  paid in  capital  increased
    $363,000  which was a result for the recording of non-cash  equity awards in the form of stock  based  compensation  and  $68,000  from the  proceeds  of exercised  stock  options.  In  addition,  our  opening  balance of retained earnings was reduced by $1,016,000  for the adoption of FIN 48. See footnote
    2 above.

    On June 20, 2007, we were notified by Contender  Partners LLC of the initial network order of ten episodes of the third season of The  Contender  reality television series.  Consequently,  pursuant to the Company's  agreement with
    Contender  Partners  LLC,  the  Company is  required  to issue  warrants  to purchase 189,529 shares of the Company's common stock,  $.002 par value (the
    "Warrant"),   to  Contender   Partners  LLC.  The  Warrant  is   immediately
    exercisable  and  terminates on June 20, 2017.  The exercise price is $13.11 per share of common stock. The Warrant also provides that some of the shares of common stock issued upon the  exercise of the Warrant are  returnable  to the Company if less than ten episodes of The Contender is actually  aired on network television. Assuming all ten episodes air, we estimate that the fair
    value  of  the  warrant,   utilizing  the   Black-Scholes   method,   to  be
    approximately $1.8 million,  net of an approximate $1.2 million tax benefit, and will be recorded as a non-cash warrant issuance cost in our statement of operations  and  stockholder's  equity in the third  quarter of fiscal 2007, which is the timing of the episodes.

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

    On December  23,  2002,  the case against us was  dismissed.  The  plaintiff subsequently  filed a motion seeking permission to further appeal its claims to the Court of  Appeals.  The  plaintiff's  appeal of that  portion  of the decision  dismissing  its claim for a breach of contract  was denied and the dismissal was unanimously affirmed by the Appellate Division on December 16,
    2003.

    A separate  arbitration  was commenced by the same  plaintiff  following the termination of its representation agreement by the Company.  Hearings in the arbitration commenced in November 2004. In April 2005, we were notified that the  arbitrator's  award  held  that  our  termination  of  the  plaintiff's representation  agreement  was void and  declared not to be  terminated.  We filed a motion in the Supreme  Court,  New York  County  seeking an order to vacate the award. On January 6, 2006, the court rendered a written  decision and order  granting  the  petition to confirm the award and  dismissing  our counterclaim  to vacate  that  portion of the award made in the  plaintiff's favor and awarding the plaintiff  approximately  $690,000 due as of December
    31,  2005.  In  February  2006,  the  judgment  was  entered and we paid the plaintiff  $690,000 plus amounts owed for commissions earned in January 2006 and interest thereon through February 24, 2006 aggregating $710,000. As part of the settlement we were also required to pay  commissions to the plaintiff for the year ended  December  31,  2006,  which  amounted  to  approximately
    $400,000.

    On April 25, 2007, our company and our chief  financial  officer were served with new motion papers by the plaintiff,  asserting that we had violated the court's  judgment by failing to continue to remit monies to plaintiff  after
    December 31, 2006. The motion seeks to hold our company and chief  financial officer in contempt; seeks to compel resumption in payments to the licensing representative;  and seeks a fine,  interest  and costs.  We believe that no monies are or were due to the plaintiff after December 31, 2006 and that the motion lacks merit; and we intend to vigorously oppose the motion.

10. STOCK-BASED COMPENSATION:

    At June 30, 2007, the Company had two active stock-based  compensation plans that grant equity awards:  the 2000 Stock Option and  Restricted  Stock Plan and the 2005 Non-Employee Director Stock Option Plan. The 2000 Plan provides for the grant of stock  options and  restricted  stock to  employees  of the
    Company who are not directors.  For all stock-based  compensation plans, the exercise  price of the  options  is  determined  by the Board of  Directors, provided that the exercise price for an incentive stock option or restricted stock award  cannot be less than 100% of the fair market value of the common stock on the grant  date and the  exercise  price for a  nonqualified  stock option  cannot be less than 80% of the fair market value of the common stock on the grant date. The outstanding  options for all four  outstanding  plans generally  vest over a period of three years and  generally  expire 10 years
    (seven years for grants under the director's plans) from the grant date. The estimated  fair value of the Company's  stock-based  awards,  less estimated forfeitures,  is amortized over the awards' expected life on a straight-line basis.

    For all of the Company's  stock-based  compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free  interest rate,  the dividend  yield and expected  life.  Expected volatilities utilized in the model are based on the historical volatility of the Company's stock price. The volatility for the 2007 grants was calculated to be 84%. The  risk-free  interest  rate is derived from the U.S.  Treasury yield curve in effect at the time of grant,  which  approximated  4.5%.  The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical  data. The expected life of the fiscal 2007 grants is derived from  historical  information  and other  factors.  The following summary presents the activity of all our award based equity plans in the six months ended fiscal 2007:

                                      -13-

                                                                        1995            2005
                                        2000             1993       Non-employee    Non-employee
                                    Stock option     Stock option  director stock  director stock                Weighted average
                                        plan             plan        option plan     option plan       Total      exercise price
                                    ------------     ------------  --------------  --------------    --------    ----------------

Outstanding at January 1,2007         596,803           9,856          19,377          36,300         662,336       $    7.66

Granted                                81,500            --              --            43,200         124,700       $   18.18

Forfeited                             (33,333)           --              --            (9,334)        (42,667)      $   10.06

Exercised                             (11,832)         (3,000)           --            (1,667)        (16,499)      $    4.07
                                      -------           -----          ------          ------         -------

Outstanding at June 30,2007           633,138           6,856          19,377          68,499         727,870       $    9.56
                                      =======           =====          ======          ======         =======

    The  weighted-average  grant-date  fair value for options granted during the fiscal period ended June 30, 2007, was $12.65.  The intrinsic value for such options was $0. As of June 30, 2007, total  unrecognized  compensation costs related to non-vested share-based compensation  arrangements (without regard to any future awards and grants), net of tax, is $1.6 million.

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

RECENT  BUSINESS  DEVELOPMENTS.  On June  1,  2007,  we  entered  into a  merger agreement  with Hidary Group  Acquisitions,  LLC and Hidary Group  Acquisitions,
Inc. (which we refer to herein as the "Prior Merger  Agreement") and pursuant to which our stockholders  would receive $26.50 per share in merger  consideration.
On June 15, 2007, we filed a proxy  statement  with the  Securities and Exchange
Commission in respect of the Prior Merger Agreement.  The Prior Merger Agreement
provided for a 30-day  "go-shop"  period during which time, we were permitted to solicit and encourage  acquisition  proposals for our company. On June 21, 2007,
Brands Holdings  Limited,  a private  company limited by shares  incorporated in
England and Wales,  and EWI  Acquisition,  Inc.,  a Delaware  corporation  and a wholly  owned  subsidiary  of  Brands  Holdings  Limited  (collectively  "Brands
Holdings")  submitted an  acquisition  proposal,  providing for per share merger consideration  of $30.00 per  share,  that we  determined  was  superior  to the transaction contemplated by the Prior Merger Agreement. Accordingly, on June 28,
2007, we paid Hidary Group Acquisitions, LLC a termination fee of $3,000,000 (as contemplated by the Prior Merger Agreement and included in non-recurring  merger related  costs in the  second  quarter  of 2007),  terminated  the Prior  Merger
Agreement in accordance with its terms and entered into a merger  agreement with
Brands Holdings ( the "Merger  Agreement").  On June 29, 2007, following receipt of an  acquisition  proposal  from the  parties  to the Prior  Merger  Agreement providing for merger  consideration of $31.25 per share, Brands Holdings offered to amend the terms of the Merger Agreement to increase the merger  consideration to $33.00 per share.  Accordingly,  on June 29, 2007, we entered into  Amendment
No.1 to the Merger Agreement. On July 11, 2007, since amended on August 1, 2007, we filed a revised  preliminary proxy statement with the Securities and Exchange
Commission on Schedule 14A pursuant to Section 14(a) of the Securities  Exchange
Act of 1934.  Consummation  of the Merger  Agreement  is  subject  to  customary closing  conditions,  including  the  expiration or  termination  of any waiting period  under  the  Hart-Scott-Rodino  Antitrust  Improvements  Act of 1976,  as
amended and  stockholder  approval of a majority of the outstanding  shares.  We expect the Merger  Agreement with Brands Holdings to be completed in the fall of
2007.

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

SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.  Our  selling,  general  and
administrative  expenses  consist  primarily  of selling,  marketing,  wages and related  payroll and employee  benefit costs,  non cash equity  issuance  costs, which  includes  stock-based  compensation  and warrant issue costs,  travel and insurance  expenses,  depreciation,  amortization,  professional fees,  facility expenses, bank charges, and warehouse and outbound freight expenses.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

NET REVENUES. Net revenues increased 23.6% to $12.2 million for 2007 compared to
$9.8  million  for 2006.  Net  sales  from  sporting  goods  equipment  for 2007 increased  27.6% to a record $8.7  million  compared  to $6.8  million for 2006.
Growth was driven by a combination of the  introduction  of new products and new distribution,  as well as  continued  increases  in the  appeal of the  Everlast brand,  evidenced  by strong  sell-throughs  at the retail  level.  Net  license revenues  increased  14.6% to $3.5 million for 2007 compared to $3.0 million for
2006.  The growth was driven from organic  increases in licensing  income by our worldwide  licensees,  particularly  South Korea, Chile and select categories in
North America.  This growth offset the termination of a European  sporting goods equipment  licensee,  who was not acting in accordance  with our product quality and  distribution  standards.  This  licensee has since been replaced by another licensee  and  shipping of  sporting  goods  equipment  in Europe is expected to resume in the third quarter of this year.

GROSS  PROFIT.  Gross  margin  increased  46.1% to $6.6  million  (54.1%  of net revenues)  compared  to $4.5  million  (45.7% of net  revenues)  for  2006.  The increase in gross margin  dollars and  percentage was achieved from two factors:
an increase in revenues from both our sporting  goods and licensing  businesses;
and our sporting goods  business gross profit  improving 14.2 percent versus the year-ago period. The second quarter higher gross profit margin on sporting goods was due to a combination of higher product  margins on new products,  logistical and operational  efficiencies,  and  improvements  in sourcing,  benefiting from initiatives  implemented  in the second half of fiscal  2006.  This was slightly offset by the  revenue  mix toward  equipment  which has a overall  lower  gross margin than our licensing business.

SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES.  Selling and shipping  expenses increased  to $2.3 million  (18.6% of net  revenues)  for 2007  compared to $1.3 million (13.4% of net revenues) for 2006. The increase was primarily a result of planned increased marketing to support our global brand integration. General and administrative  expenses  increased  to $2.0  million for 2007  compared to $1.5 million  for  2006.  The  increase  was a result of  higher  corporate  overhead directly  related to support  our higher  revenue  base and also to support  our global brand  integration.  During 2007,  we incurred  stock-based  compensation expense of $202,000, net of tax benefits, compared to $135,000 in 2006.

OPERATING INCOME. Operating income increased 35.8% to $2.1 million (17.5% of net revenues)  for 2007  compared to $1.6 million  (15.9% of net revenues) for 2006.
The increase in operating income and operating margin for 2007 was primarily the result of higher net revenues and improved gross margins, as explained above.

OTHER  (INCOME)EXPENSE.  During the second  quarter of 2007,  we recorded a $4.2 million  pre-tax  non-recurring  merger-related  charge  related  to the  Merger
Agreement, as amended,  signed on June 28, 2007 with Brands Holdings,  mentioned above. The $4.2 million pre-tax charge is made up of  approximately  $470,000 in costs  associated with a follow-on  common stock offering that we have agreed to cancel as a condition  to the closing of this  merger,  $745,000 in  transaction costs related to the pending merger and $3.0 million termination fee incurred as a result of the  termination  of the Prior  Merger  Agreement  signed on June 1,
2007.

INTEREST EXPENSE AND FINANCING COSTS. Interest expense and finance costs, net of interest  income,  increased to $848,000 for 2007 compared to $823,000 for 2006.
The increase was due to the funding of the $3 million  termination  fee incurred as part of the Merger Agreement and for working capital  purposes,  specifically inventory to support the increase in sporting goods net sales.

(LOSS) INCOME BEFORE (BENEFIT)  PROVISION FOR INCOME TAXES. (Loss) income before income taxes  decreased to a loss of ($2.9)  million for 2007 compared to income of $743,000 for 2006.  The decrease was primarily a result of the  non-recurring merger-related  charge,  as explained  above,  offset by higher operating income achieved in 2007 compared to 2006.

(BENEFIT)  PROVISION  FOR INCOME  TAXES.  We  recognized  a tax  benefit of $1.1 million for 2007 compared to a tax provision of $341,000 for 2006. We expect our tax rate to be approximately 39% in 2007.

NET (LOSS) INCOME. Net loss increased to $(1.9) million for 2007 compared to net income of  $402,000  for 2006 due the  non-recurring  merger  related  charge as explained above.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

NET REVENUES. Net revenues increased 23.9% to $24.5 million for 2007 compared to
$19.8  million  for 2006.  Net sales  from  sporting  goods  equipment  for 2007 increased  28.8% to a record $17.7  million  compared to $13.8 million for 2006.
Growth was driven by a combination of the  introduction  of new products and new distribution,  as well as  continued  increases  in the  appeal of the  Everlast brand,  evidenced  by strong  sell-throughs  at the retail  level.  Net  license revenues  increased  12.7% to $6.8 million for 2007 compared to $6.0 million for
2006.  The growth was driven from organic  increases in licensing  income by our worldwide licensees, particularly in South Korea, Chile and select categories in
North America.  This growth offset the termination of a European  sporting goods equipment  licensee,  who was not acting in accordance  with our product quality and  distribution  standards.  This  licensee has since been replaced by another licensee  and  shipping of  sporting  goods  equipment  in Europe is expected to resume in the third quarter of this year.

GROSS  PROFIT.  Gross  margin  increased  41.6% to $12.7  million  (51.6% of net revenues)  compared  to $8.9  million  (45.1% of net  revenues)  for  2006.  The increase in gross margin  dollars and  percentage was achieved from two factors:
an increase in revenues from both our sporting  goods and licensing  businesses;
and our sporting goods  business gross margin  improving 12.0 percent versus the year-ago  period.  The year to date higher gross profit margin on sporting goods was due to a combination of higher product  margins on new products,  logistical and operational  efficiencies,  and  improvements  in sourcing,  benefiting from initiatives implemented in the second half of fiscal 2006.
SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES.  Selling and shipping  expenses increased  to $4.3 million  (17.6% of net  revenues)  for 2007  compared to $2.9 million (14.6% of net revenues) for 2006. The increase was primarily a result of planned increased marketing to support our global brand integration. General and administrative  expenses  increased  to $3.6  million for 2007  compared to $2.8 million  for  2006.  The  increase  was a result of  higher  corporate  overhead directly  related to support  our higher  revenue  base and also to support  our global brand  integration.  During 2007,  we incurred  stock-based  compensation expense of $363,000, net of tax benefits compared to $219,000 in 2006.

OPERATING INCOME. Operating income increased 43.9% to $4.3 million (17.7% of net revenues)  for 2007  compared to $3.0 million  (15.2% of net revenues) for 2006.
The increase in operating income and operating margin for 2007 was primarily the result of higher net revenues and improved gross margins, as explained above.

OTHER  (INCOME)  EXPENSE.  During the second quarter of 2007, we recorded a $4.2 million  pre-tax  non-recurring  merger  related  charge  related  to the Merger
Agreement, as amended,  signed on June 28, 2007 with Brands Holdings,  mentioned above. The $4.2 million pre-tax charge is made up of  approximately  $470,000 in costs  associated with a follow-on  common stock offering that we have agreed to cancel as a condition  to the closing of this  merger,  $745,000 in  transaction costs related to the pending merger and $3.0 million termination fee incurred as a result of the  termination  of the Prior  Merger  Agreement  signed on June 1,
2007.  In  February  2006,  we  recorded  a $2.0  million  gain  from the  early redemption of our then Series A Redeemable  Participating Preferred Stock in the
aggregate   principal  amount  of  $20.0  million  and  the  prepayment  of  our outstanding $6.0 million in notes payable to one of the holders of the Preferred
Stock by entering  into Term  Facility with Wells Fargo  Century,  Inc.  ("Wells
Fargo".)

INTEREST EXPENSE AND FINANCING COSTS. Interest expense and finance costs, net of interest income, increased to $1.8 million for 2007 compared to $1.5 million for
2006.  The increase was due to higher  borrowing  costs this year as compared to last year  associated  with the closing of the Term Facility with Wells Fargo in the  middle of the  first  quarter  of 2006 and the  funding  of the $3  million termination fee incurred as part of the Merger Agreement.

(LOSS) INCOME BEFORE (BENEFIT)  PROVISION FOR INCOME TAXES. (Loss) income before income taxes  decreased to a loss of ($1.6)  million for 2007 compared to income of  $3.6  million  for  2006.  The  decrease  was  primarily  a  result  of  the non-recurring  merger related charge in 2007 and the gain on  extinguishment  of debt in 2006, as explained above,  offset by higher operating income achieved in
2007 compared to 2006.

(BENEFIT)  PROVISION FOR INCOME  TAXES.  We recognized a tax benefit of $494,000 for 2007  compared to a tax  provision of $684,000  for 2006.  We expect our tax rate to be approximately 39% in 2007 .

NET (LOSS) INCOME. Net loss increased to $(1.1) million for 2007 compared to net income of $2.9 million for 2006 due the non-recurring  merger related charge and the gain on extinguishment of debt, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

We finance our  operations and growth  primarily with cash flows  generated from operations  and from the  asset-based  availability  to  borrow  from our  $17.0 million demand line of credit through our asset-based lending agreement.

Net cash provided by operating  activities for 2007 was $1.8 million as compared to $8.1 million for 2006. The 2007 operating cash flows were negatively impacted as a result of the $4.2 million merger  transaction costs and the 2006 operating
cash  flows  were   positively   impacted  by  the  $2.0  million  gain  on  the
extinguishment  of preferred  stock.  Operating cash flows in both 2007 and 2006 were used to repay the short-term  borrowings from our factoring agreement.  Net cash used for investing  activities for 2007 and 2006 was $376,000 and $278,000, respectively,  as our operations and business model are not capital intensive at this moment.

Cash used in financing  activities  was $1.5 million  during 2007 as compared to cash used in financing activities of $7.7 million during 2006. In 2007 we repaid the  installments  on the  aforementioned  term  facility  of $1.3  million.  In
February 2006, we recorded a $2.0 million gain from the early  redemption of our preferred  stock in the  aggregate  principal  amount of $20.0  million  and the prepayment  of our  outstanding  $6.0  million  in notes  payable  to one of the holders of the  preferred  stock by  entering  into a term  facility  with Wells
Fargo.  Using  the  proceeds  from  the  term  facility,  we  redeemed  all  our outstanding  preferred  stock,  prepaid  all of our  outstanding  notes  payable associated with the preferred stock, and eliminated all rights and privileges of holders of the preferred stock,  for an aggregate  amount of $22.7 million.  The remaining  $2.3  million  available  under  the  term  facility  was used to pay financing and  professional  costs  associated with the term facility.  The term facility requires quarterly principal installments of $635,000, commencing April
30, 2006,  with a balloon  payment of up to $15.5 million due December 31, 2009, along with monthly interest on the related  outstanding  principal at prime plus
1.0% (9.25% at December 31,  2006.) The term  facility  provides  for  customary covenants including a minimum  fixed-charge  financial covenant ratio and excess cash-flow  recapture.  The term  facility  is secured by all of our  assets.  In addition,  we  amended  our  $17.0  million  demand  line  of  credit  with  our asset-based lending agreement.

Effective  February  2006, we have a $17.0 million  advance limit  pursuant to a asset-based  lending  agreement with Wells Fargo that is used for the assignment and funding of certain of our accounts  receivable and to fund inventory working capital needs. The amount due under our factoring agreement as of June 30, 2007, aggregating  $8.9 million,  represents  advances  received in excess of net cash receipts  received  from the  assignment of these  receivables,  which serves as collateral. The borrowings are also collateralized by our inventory, as defined.
Interest is charged at 1.0% above prime on advances.  At August 7, 2007,  we had availability under this facility of up to $4.0 million.

At June 30, 2007, cash and cash equivalents was $150,000 as compared to $216,000 at December 31, 2006.  Working capital was $783,000 at June 30, 2007 compared to
$2.9 million at December 31, 2006.

We  anticipate  that we will  generate  and  maintain  sufficient  cash and cash equivalent  balances,  along with an  asset-based  availability  under our $17.0 million demand line of credit from our asset-based lending agreement to fund our contractual obligations and working capital needs, although no assurance to that effect can be given.  Positive  cash flow,  if it occurs,  will  create  working capital  to  fund  our  anticipated  growth  over  the  next 12  months  and our contractual  obligations related to our debt instruments'  scheduled maturities.
If a  positive  cash flow does not occur,  there will be a decrease  in cash and cash equivalent balances or borrowings pursuant to our f agreement or with other lenders will increase.

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

PART II.         OTHER INFORMATION

ITEM 1.  LEGAL UPDATE.

    On or about June 6,  2007,  we were  served  with a  purported  class-action complaint  brought in the Supreme Court of the State of New York,  County of New
York, on behalf of William Sweet, an alleged stockholder of ours, and all others similarly situated. The complaint,  which names as defendants Everlast Worldwide
Inc., and our directors Seth A. Horowitz, James K. Anderson,  Edward R. Epstein,
Larry A. Kring,  Mark  Ackereizen,  Steen  Kanter,  Theodore A. Atlas,  James J.
McGuire,  Jr., and Jeffrey M. Schwartz (the  "Individual  Defendants"),  alleges claims arising out of our proposed  transaction  with  affiliates of M. Hidary &
Company, Inc., for breaches of fiduciary duty. The complaint seeks a declaratory judgment that the Individual  Defendants have breached their fiduciary duties to
plaintiff  and  the  purported  class  members,   a  preliminary  and  permanent
injunction from  consummating  the proposed  transaction and attorneys' fees and costs. On July 24, 2007, the plaintiffs voluntarily withdrew the action that was pending in New York state court,  and filed such action in the Delaware Court of
Chancery.  No further  action has taken  place in the  Delaware  proceeding.  We believe  that these  claims are  without  merit and intend to defend this action vigorously.

    On July 10,  2007,  a purported  class-action  complaint  was brought in the
Delaware  Court of  Chancery,  on behalf  of  Charles  J.  Restivo,  an  alleged stockholder of ours, and all others  similarly  situated.  The complaint,  which names as defendants  Everlast  Worldwide  Inc.,  our directors Seth A. Horowitz,
James K. Anderson,  Edward R. Epstein, Larry A. Kring, Steen Kanter, Theodore A.
Atlas, James J. McGuire,  Jr., Jeffrey M. Schwartz (the "Director  Defendants"),
Brands  Holdings,  Sports Direct  International  plc and Everlast alleges claims related to our  proposed  transaction  with  Brands  Holdings  for  breaches  of fiduciary duty (and aiding and abetting such  breaches).  The complaint  seeks a declaratory  judgment that the Director Defendants have breached their fiduciary duties to plaintiff and the purported class members,  an injunction  against the
proposed   transaction  with  Brands   Holdings,   or,  if  the  transaction  is
consummated,  a rescission of the proposed  transaction with Brands Holdings and attorneys'  and experts'  fees.  The Delaware  Court of Chancery has scheduled a hearing on plaintiff's Motion for Preliminary Injunction for August 29, 2007. We
have  moved to dismiss  the  complaint  for  failure to state a claim upon which relief can be granted, which motion is pending. We believe that these claims are without merit and intend to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 1, 2007,  we held our annual  meeting of  stockholders,  whereby the stockholders:  elect two members of the Board of  Directors,  and to serve until the annual meeting of  stockholders  when the term of their  respective  classes expire and their  successors are elected and qualified and;  approved a proposal to ratify the appointment of J H Cohn, LLP (formerly doing business as Berenson,
LLP) as our  independent  auditors for the fiscal year ending December 31, 2007.
The votes on such matters were as follows:

    1.  Election of directors - The  following  two nominees were elected as our directors:

                              For      Withheld    Class   Term Expires
                           ---------   --------    -----   ------------
    Jeffrey M. Schwartz    3,550,654    37,575       I         2010
    Steen Kanter           3,550,649    37,580       I         2010

    2.  Amendment to our 2000 Stock Option Plan:  To amend our 2000 Stock Option
Plan, as amended, to allow for the grant of restricted stock:

                                                                 Broker
                              For       Against      Abstain    Non-Votes
                           ---------    -------      -------    ---------
                           2,148,082    111,903       3,940     1,324,304

    3.  Ratification  of appointment of auditors:  To ratify the  appointment of
Berenson  LLP,  subsequently  merged  into J H  Cohn  LLP,  as  our  independent registered public accounting firm for the fiscal year ending December 31, 2007.

                              For        Against     Abstain
                           ---------     -------     -------
                           3,578,075      8,875       1,280

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

                                         EVERLAST WORLDWIDE INC.

Date: August 13, 2007                    By: /s/ Seth Horowitz
                                             -----------------------------------
                                         Name:  Seth Horowitz
                                         Title: Chief Executive Officer,
                                                President

                                         By: /s/ Gary J. Dailey
                                             -----------------------------------
                                         Name:  Gary J. Dailey
                                         Title: Chief Financial Officer,
                                                Chief Accounting Officer

