Form 10-Q/A
period 2007-06-30
EVERLAST WORLDWIDE INC
filed 2007-08-15
CIK 934795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10 - Q/A

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

   Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

   Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes   X                             No
                      -----                              -----

   The number of common  equity  shares  outstanding  as of August 10,  2007 was
4,080,023 shares of Common Stock, $.002 par value.

                                EXPLANATORY NOTE

      The purpose of this  amendment to the Company's  quarterly  report on Form
10-Q/A,  for the quarter ended June 30, 2007, is to revise the discussion of the
Company's management's  evaluation of controls and procedures.  This Form 10-Q/A does not  purport  to  provide  a  general  update  or  discussion  of any other development  subsequent to the original filing of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2007.

PART I.  FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

      Our chief executive  officer and chief financial officer have reviewed our disclosure  controls and  procedures as of the end of the period covered by this report.  Based upon this review, these officers concluded that, as of the end of the period covered by this report,  our  disclosure  controls and procedures are effective in ensuring that information required to be disclosed in reports filed under the Exchange Act is recorded,  processed,  summarized, and reported within the specified time periods and accumulated  and  communicated to our management, including our principal  executive officer and principal  financial officer,  as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in our internal  controls that  occurred  during the last fiscal quarter that have  materially  affected or are reasonably  likely to materially affect, our internal control over financial reporting.

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

                                         EVERLAST WORLDWIDE INC.

Date: August 15, 2007                    By: /s/ Seth Horowitz
                                             -----------------------------------
                                         Name: Seth Horowitz
                                         Title: Chief Executive Officer,
                                                President

                                         By: /s/ Gary J. Dailey
                                             -----------------------------------
                                         Name: Gary J. Dailey
                                         Title: Chief Financial Officer,
                                                Chief Accounting Officer